Form 10QSB
period 2006-09-30
EconoShare, Inc.
filed 2006-11-15
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-137631

EconoShare, Inc.
(Exact name of small business issuer specified in its charter)

Nevada	13-4303398
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1510 51 St.
Brooklyn, NY 11219

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   o Yes  No .    Registrant became effective 11-2-06.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  x

As of November 15, 2006,  9,791,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

EconoShare, Inc.

TABLE OF CONTENTS

FORM 10-QSB QUARTERLY REPORT

PERIOD ENDING SEPTEMBER 30, 2006

 PART I - FINANCIAL STATEMENTS

ITEM	1	Financial Statements	1

		Balance Sheet at September 30, 2006 (unaudited)	1
		Statement of Operations for the Quarter Ending 9-30-06	2
		Statement of Cash Flow for the Quarter Ending 9-30-06	3
		Statement of Stockholder's Equity	4
		Notes to Financial Statements	5
ITEM	2	Management Discussion and Analysis and Plan of Operation	7
ITEM	3	Controls and Procedures	8

		PART II - OTHER INFORMATION

ITEM	1	Legal Proceedings	8
ITEM	2	Unregistered Sales of Equity Securities	8
ITEM	3	Default Upon Senior Securities	8
ITEM	4	Submission of a Matter to a Vote of Security Holders	8
ITEM	5	Other Information	8
ITEM	6	Exhibits	9
		Signatures	9

Item 1. Financial Statements:

EconoShare, Inc.
(A development Stage Company)
BALANCE SHEET
For the Quarter ending September 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,272

Total Current Assets		$17,272

LONG TERM ASSETS
Patent pending		4,625
Web site development costs/ Software Asset		7,500
Deferred tax asset		0

Total Long Term Assets		12,125

Total Assets		$29,397

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$475

Total Current Liabilities		$475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued	-----
Common stock, $.0001 par value, Authorized 100,000,000 shares;
Issued and outstanding 9,781,500	978
Additional paid in capital	71,502
Deficit accumulated during the development stage	(43,558)

Total Stockholders' Equity		28,922

Total Liabilities and Stockholders' Equity		$29,397

EconoShare, Inc.
(A development Stage Company)
STATEMENT OF CASH FLOWS
For the Quarter ending September 30, 2006

Cash flows from operating activities
Net loss		($9,436)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Expenses incurred but not paid credited to paid in capital		9,000

Changes in assets and liabilities:		0

Net cash used in operating activities		(436)

Cash flows from investing activities

Net cash used in financing activities		0

Cash flows from financing activities
Proceeds from sale of A units	8,600
Loans payable	475

Net cash provided by financing activities		9,075

Net increase in cash and cash equivalents		8,639

Cash and cash equivalents, beginning of period		8,633

Cash and cash equivalents, Sept 30, 2006		$17,272

Supplemental disclosures

Noncash investing and financing activities:

Expenses incurred credited to additional paid in capital		$9,000

EconoShare, Inc.
(A development Stage Company)
STATEMENT OF OPERATIONS
For the Quarter ending September 30, 2006

REVENUES		$0

OPERATING EXPENSES
General and administrative	$3,436
Officers compensation	6,000

Total operating expenses		9,436

Income (loss) from operations		(9,436)

OTHER INCOME
Interest Income		0

Loss before income taxes		(9,436)

Income tax benefit		`

NET LOSS		($9,436)

LOSS PER COMMON SHARE- Basic and Diluted		$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		9,666,833

EconoShare, Inc.
(A development Stage Company)
STATEMENT OF SHARHOLDER EQUITY
For the Quarter ending September 30, 2006

					Retained
				Additional	Earnings
	Per Share	Common	Stock	Paid-in	(Accumulated
	Amount	Shares	Amount	Capital	Deficit )	Totals

Shares & warrants issued for cash, August 2005	$0.00	9,050,000	$905	$0		$905

Sale of 409,500 series A units, Sept. 2005- May 2006	$0.05	409,500	41	20,434		20,475

Officer salary credited to paid in capital		0	0	20,000		20,000

Rent expense credited to paid in capital		0	0	6,000		6,000

Issuance of shares for services rendered, Sept. 2005		150,000	$15	7,485		7,500

Net loss for period ended June 30, 2006					(34,122)	(34,122)

Balances, June 30, 2006		9,609,500	$961	$53,919	(34,122)	$20,758

Officer salary credited to paid in capital		0	0	6,000		6,000

Rent expense credited to paid in capital		0	0	3,000		3,000

Sale of 172,000 units, September 2006		172,000	$17	8,583		8,600

Net loss for period ended Sept 30, 2006					(9,436)	(9,436)

Balances, September 30, 2006		9,781,500	$978	71,502	($43,558)	$28,922

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending September 30, 2006

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY.
----------------------------------------------

EconoShare, Inc. was organized on August 1, 2005 in the State of Nevada.  EconoShare, Inc. is a development stage company established for the purpose of providing a centralized market place for businesses to share idle resources, via sharing arrangements between owners of such assets .

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal year end

The Company has chosen June 30, as its fiscal year end.

USE OF ESTIMATES:

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities in the financial statements. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consists of cash, money market funds and other highly liquid investments with a maturity of three months or less from the date of purchase. The Company has not experienced any losses on its cash or cash equivalents.

INVESTMENTS

Investments include marketable common stock securities traded on the stock exchange. The marketable securities are classified as available for sale, and are measured at fair value in the balance sheet. Unrealized gains and losses on investments are recorded net of tax as a separate component of stockholders' equity. Gains and losses on securities sold are determined based on the specific identification method. During the current period the Company had no marketable securities or investments.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) using the accelerated depreciation method allowed by the Internal Revenue Code.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
REVENUE RECOGNITION

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services.

EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period. Common stock equivalents related to options, warrants and convertible securities are excluded from the computation when the effect would be antidiliutive

NOTE 3- LIQUIDITY & PROFITABILITY- GOING CONCERN

The Company is newly developed and has had no income since inception, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to obtain additional financing and upon future profitable operations.

NOTE 4 -INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS 109) " Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

NOTE 5 -INTELLECTUAL PROPERTY

Patent Pending:

In December 2005 the Company applied for a patent on its EconoShare Resource sharing infrastructure. The Company incurred an aggregate of $4,625 for both the Patent and Trademark in legal expenses and filing fees which have been capitalized .

Website

In August 2005, the Company engaged the services of a software developer, which is a related party , to develop the websites in exchange of the issuance of 150,000 shares of Common Stock and Common Stock purchase warrants valued at $7,500.

Once the website is fully operational this asset will amortized over a sixty month period.

NOTE 7-OFFICERS ' COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations -officer's compensation has been charged in the amount of $ 20,000 in the current fiscal period. Additional Paid in Capital has been credited for the corresponding amount.

NOTE 8-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-freeFor financial statement purposes rent has been charged $6,000 and additional paid in capital has been credited in the current period for rent expense not paid.

Legal Proceedings
There are no material legal proceedings to which the Company is a party to or which any of their property is subject. Hyman Schwartz, who is our President and CEO is also the president and principal shareholder of The Hyett Group, LTD.

NOTE 10- STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 200,000,000 shares of common stock (par value of $0.0001 and 10,000,000 shares of preferred (par value of $.0001.  The Company issued 9,050,000 common shares to its founders at par value for an aggregate of $905.00

In August 2005 the Company engaged the services of a software developer to develop its website . In payment of the above the Company issued 150,000 shares of Common Stock and Common Stock purchase warrants valued at $7,500.

NOTE 10- STOCKHOLDERS' EQUITY (continued)

From September 2005 until June 2006 the Company sold 409,500 shares of Common Stock and Common Stock Purchase warrants to various investors @$0.05 per share. For each share of Common Stock the subscriber received (1) Series A Warrant exercisable @ $0.25 per Share, one (1) Series B Warrant exercisable @ $.50 per Share, one (1) Series C Warrant exercisable @ $1.00 per Share, one (1) Series D Warrant exercisable at $1.50. Each Warrant is exercisable into one share of Common Stock. EconoShare, Inc. has the option to "call" all the Warrants presently outstanding (the "Warrant Call"). EconoShare, Inc. may exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice") during the period in which the Warrant may be exercised. The Warrant Holders shall exercise their Warrant rights and purchase the Warrant Shares and pay for the Warrant Shares within fourteen (14) business days of the date of the Call Notice. Thereafter, the Warrants will no longer be exercisable.

From July 2006 until September 27, 2006 the Company sold 181,500 shares of Common Stock and Common Stock Purchase warrants to various investors @$0.05 per share. For each share of Common Stock the subscriber received (1) Series A Warrant exercisable @ $0.25 per Share, one (1) Series B Warrant exercisable @
$.50 per Share, one (1) Series C Warrant exercisable @ $1.00 per Share, one (1) Series D Warrant exercisable at $1.50. Each Warrant is exercisable into one share of Common Stock. EconoShare, Inc. has the option to "call" all the Warrants presently outstanding (the "Warrant Call"). EconoShare, Inc. may exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice") during the period in which the Warrant may be exercised. The Warrant Holders shall exercise their Warrant rights and purchase the Warrant Shares and pay for the Warrant Shares within fourteen (14) business days of the date of the Call Notice. Thereafter, the Warrants will no longer be exercisable.

The company paid no salary or rent. For financial statement purposes officer compensation in the amount of $20,000 and rent in the amount of $6,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

NOTE 10-SUBSEQUENT EVENTS

The Company sold 10,000 shares of Common stock in October 2006 @ .05 per share for an aggregate of $500.

Item 2: Management Discussion and Analysis and Plan of Operations:

We are a development stage Company. We are currently developing a software application for a Business to Business Asset Sharing Website, which we plan to launch at our domain location, www.EconoShare.com. We anticipate the website will serve businesses across many segments of our economy that have idle or excess resources, assets, or capacity which they are seeking to offer for a sharing arrangement, with businesses that have a need for these assets and resources.

We  are  currently  completing the development of our EconoShare website and B2B (Business  to Business) infrastructure and expect to launch as a testing site
by  year end.   We  believe we will be in the testing stage until approximately March  2007.   In  April 2007, we anticipate we will begin offering our  services
 to  a   limited  number  of businesses.  We have not generate any revenues to date and do not anticipate generating any significant revenues during  the  next
 12  months.

PLAN  OF  OPERATIONS

During  the  next  twelve  months,  we  expect  to  take  the following steps in connection  with  the  development of our business and the implementation of our plan  of  operations:

PHASE  I

You  should  read  the  following  plan of operation together with our financial statements and related notes appearing elsewhere in this Report.   This plan of operations contains forward looking  statements that  involve  risks,  uncertainties,  and  assumptions . The actual results may differ materially from those   anticipated  in  these  forward-looking statements as a result of certain factors,  including,  but  not  limited to, those presented under "Risk Factors" in our  registration statement filed with the Securities & Exchange Commission on 9-28-2006.

We  are currently in the process of finalizing the development and completion of our website EconoShare.com which will serve as the EconoShare infrastructure and transaction  system.   We  believe  our  website  will  be ready for launch as a testing  site  by  year end and  will be in the testing phase until approximately March 2007.    During  the  testing phase, the Company will not generate any revenues  from operating the EconoShare website and infrastructure.   During the succeeding  3-6  months  after  launching as a beta testing site, we plan to add features  to  our  website  as we learn about the habits and requirements of our  members  and  users.  We  anticipate  that adding and modifying website features will be an ongoing endeavor especially during the early years of our operations.

We anticipate that by April  2007, we will have completed our testing phase of our website and we will be prepared to launch our operational website containing the  basic functions and features that will enable commercial transactions to be processed.

Considering  the  importance  of  building  a  critical  mass of both owners and potential  sharers of resources, to post their requirements onto our website, we plan  to  initially  waive  any  fees  for  listing  "Resources  Available"  and "Resources  Wanted".   Thus we do not anticipate generating revenues in the year 2006   and  in  the  initial  two  quarters  of  2007.

In  the  first  quarter of 2007, we anticipate that we will begin to prepare and execute  a  marketing plan to attract website traffic.  We expect that initially the  majority  of  our  members  will  come from internet advertising and search engine keyword placement. We also plan to devote resources to affiliate programs and  link  exchange  programs,  where  we  can  create  additional  links  for EconoShare.com  in  directories  throughout the web.  We also plan to enter into Affiliate  programs  for  other  related websites in order to generate Affiliate revenues.   We  are  currently  an  Affiliate  of  the  Rent-A-Coder  website.

We  currently  have  enough  cash to maintain our operations for the next twelve months.  Additionally,  as  a  backup  to our current available funds,   we have available  to  us  a  $25,000  credit  facility provided by our President, Hyman Schwartz  which  the  Company has a right to draw upon as needed during the next twelve  months.    We anticipate that we will spend approximately $15,000 in the next  twelve month.  Our current budget provides $3,000 for website enhancements and  modifications,  approximately  $2,000  for  search  engine optimization and marketing,  $3,000  for  accounting,  $3,000  for  Edgarizing of documents,  and $1,200  for  our website hosting and $500 for printing and miscellaneous.  We do not intend to hire any employees during the next 12 months.  Hyman Schwartz, our CEO  will  oversee  completion  of  the  development  of  our  website  and  the administration of the company.    Although we believe we have sufficient cash to meet  our  minimum  expenses  for  the  next  12  months,  we will need to raise substantial  funds  in  order  to  launch  a broad marketing campaign to attract member  participants  for  our  website  in order to become a viable business.   We cannot offer assurances that any additional funds will be raised when we require them or that we will be able to raise funds on suitable terms. Failure to obtain such  financing when needed could delay or prevent our marketing effort which is necessary  to  develop  a  clientele  in  order  to  make  our  business viable.

PHASE  II

In  order  to  expand  our  business  to  a  level in which we are can expect to generate  revenues  to both cover our expenses and to grow our business, we will need  to  raise  additional  funds to launch an aggressive marketing campaign to educate  our target market of our available services in hope of gaining critical mass to our website, which is necessary to attract member participants.  We will also require additional funds for further development of our website in order to be  competitive  and  to  respond  to  Users needs.  No significant purchases of equipment  are  anticipated;  however,  a  substantial  surge in traffic and/ or membership  could  necessitate  the  purchase  of our own designated servers. We expect  to  require  a minimum of $150,000-$350,000 in 2007, in order to execute our  phase II marketing plan and expand our business; and hire key employees for marketing  and  building strategic alliances.   The timing and the extent of the marketing  effort  will  be dependent upon our raising capital in order to cover the  anticipated costs of our marketing and business expansion.   We will not be able  to  initiate  the  2nd phase of our development unless we raise additional funds.  We  plan  to seek additional funds through a private placement of shares after  our  registration  is declared effective by the SEC.   We have no current commitments  for  funds from prospective investors and thus we cannot assure you that  we  will  be  successful  at  raising  additional  funds.

We  intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising  additional  funds  from  the  possible  exercise  of Warrants or equity financing  with  private  investors following effective date of the Registration Statement.   As  of  November 15,   2006  no agreements have been undertaken to obtain  any funding.  Our outstanding Warrants are exercisable at prices between $0.25  and  $1.50  per  share of Common Stock.  The Company does not expect that warrants  will  be exercised if the prevailing price of the Common Stock at such time  of  exercise  is  below  or  at  the  exercise  price.

Should  the company be successful in raising funds in exchange of the  issuances of  equity  or convertible debt securities it is highly likely it will result in massive dilution to our current shareholders.  Further,  such  securities  might have  rights,  preferences  or  privileges  senior  to  our  Common  Stock.

There is no assurance that the Company will enter into an agreement for funding, or  that funding will be available at an acceptable cost of funds.  In the event the  Company  is  unable  to  raise  the  necessary  funds, it will be forced to significantly curb its activities in order to preserve its capital, and may have to  go  out  of  business  if  it  does  not  succeed.

Liquidity and Capital Resources:

 We  anticipate  we  will  require  $15,000  for the next 12 months.  We budgeted $3,000  for  website enhancements and modifications and approximately $2,000 for search  engine optimization and marketing and $1,200 for our website hosting and $500  for  printing  and miscellaneous The Company expects to pay accounting and auditing  fees  of  approximately  $3,000,  and Edgarizing fees of approximately $3,000.  During  the  next  twelve month the Company does not plan to incur rent expenses,  since  the  CEO  has  offered  the  use of his home office and office infrastructure  including  computer,  fax  machine, printers, scanner, telephone system,  etc,  free  of  charge  to  the  Company.

Hyman  Schwartz, the Company's Chief Executive Officer and Principal shareholder provided  a  credit facility to the Company for up to a maximum of $25,000 which may  be  drawn  down by the Company anytime from June 15, 2006 until October 15, 2007.  This  unsecured  loan  is payable October 30,  2007 and bears an interest rate  of  prime  plus  one (1) calculated on an annual basis payable annually in arrears  with first payment due June 14, 2007 and second payment due at maturity on October 30, 2007, unless extended by mutual consent of the parties.  To date, Hyman  Schwartz did not advance any funds to the Company pursuant to this credit facility.  In  September  2005,  prior  to providing this credit facility to the Company,  Hyman Schwartz provided a short term loan to the Company in the amount of  $3,595, which has been repaid to Mr. Schwartz in the month of February 2006.

Item 3.   Controls & Procedures:

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Unregistered Sale of Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EconoShare, Inc.
Registrant

Date: November 15 , 2006	Hyman Schwartz
Hyman Schwartz /s/ President, Chief Executive Officer,
Hyman Schwartz /s/ Chief Accounting Officer
Hyman Schwartz /s/ Chief Financial Officer