Form 10QSB/A
period 2006-09-30
EconoShare, Inc.
filed 2007-02-13
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  X   No

As of November 15, 2006,  9,791,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

The 10QSB/A for the period ending 9-30-06 was  amended to state the following:

In accordance with Rule 405 of the Securities Act of 1933 As of the date hereof, we are deemed to be and can be defined as a "shell" company, a registrant, other than an asset backed-issuer, that has no or nominal operations, and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.   Consequently, the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

EconoShare, Inc.
Registrant

Date: February 13, 2007	Hyman Schwartz
Hyman Schwartz /s/ President, Chief Executive Officer,
Hyman Schwartz /s/ Chief Accounting Officer
Hyman Schwartz /s/ Chief Financial Officer