Form 10QSB
period 2006-12-31
EconoShare, Inc.
filed 2007-02-13
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECMEBER 31, 2006

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

As of  February 12, 2007  9,791,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

EconoShare, Inc.

TABLE OF CONTENTS

FORM 10-QSB QUARTERLY REPORT

PERIOD ENDING DECEMBER 31,  2006

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	1

		Balance Sheet at December 31, 2006	2
		Statement of Cash Flows for Quarter Ending 12-31-06	4
		Statement of Operations for Quarter Ending 12-31-06	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	9
Item	2	Changes in Securities	9
Item	3	Default Upon Senior Securities	9
Item	4	Submission of Matters to a Vote of Securities Holders	9
Item	5	Other Information	9
Item	6	Exhibits And Reports on Form 8K	10

Item 1. Financial Statements:

ECONOSHARE, INC.
A Development Stage Company
Balace Sheet
As at December 31, 2006

	DECEMBER 31,	JUNE 30,
	2006	2006
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,352	$8,633

Total Current Assets	14,352	8,633

LONG TERM ASSETS
Patent pending	4,625	4,625
Web site development costs/ Software Asset	7,500	7,500
Deferred tax asset	0	0

Total Long Term Assets	12,125	12,125

Total Assets	$26,477	$20,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$0	$0
Due to officers	475	0

Total Current Liabilities	475	0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
Common stock, $.0001 par value, Authorized 100,000,000 shares;
Issued and outstanding 9,791,000 AND 9,609,500	978	961
Additional paid in capital	81,002	53,919
Deficit accumulated during the development stage	(55,978)	(34,122)

Total Stockholders' Equity	26,002	20,758

Total Liabilities and Stockholders' Equity	$26,477	$20,758

ECONOSHARE, INC.
A Development Stage Company
Statement of Cash Flows
For the Six Month Period Ended

		December		December 31,
		31, 2006		2005
		(UNAUDITED)		(UNAUDITED )

Cash flows from operating activities
Net loss		($21,856)		($12,065)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Shares issued for services rendered	$0		7,500
Expenses incurred but not paid credited to paid in capital	18,000	18,000	16,000	23,500

Changes in assets and liabilities:		0

Net cash used in operating activities		(3,856)		11,435

Cash flows from investing activities
Officers loans	475		0
Patent pending	0		(4,625)
Web site	0		(7,500)
Net cash used in financing activities		475		(12,125)

Cash flows from financing activities
Proceeds from sale of A units	9,100		20,475
Proceeds from sale of shares and warrants to various
officers, founders and investors	0		905

Net cash provided by financing activities		9,100		21,380

Net increase in cash and cash equivalents		5,719		20,690

Cash and cash equivalents, beginning of period		8,633		0

Cash and cash equivalents, end of period		$14,352		$20,690

ECONOSHARE, INC.
A Development Stage Company
Statement of Operations
For the Quarter Ending December 31, 2006
	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2006	DECEMBER 31, 2005
	(UNAUDITED)	(UNAUDITED )	(UNAUDITED )	(UNAUDITED )

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	7,420	2,000	9,856	2,065
Officers compensation	6,000	5,000	12,000	10,000

Total operating expenses	13,420	7,000	21,856	12,065

Income (loss) from operations	(13,420)	(7,000)	(21,856)	(12,065)

OTHER INCOME
Interest Income	0	0	0	0

Loss before income taxes

Income tax benefit	0	0	0	0

NET LOSS	($13,420)	($7,000)	($21,856)	($12,065)

LOSS PER COMMON SHARE- Basic and Diluted	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	9,791,000	9,609,500	9,791,000	9,609,500

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending December 31, 2006

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

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending December 31, 2006

Website

In August 2005, the Company engaged the services of a software developer, which is a related party , to develop the websites in exchange of the issuance of 150,000 shares of Common Stock and Common Stock purchase warrants valued at $7,500.

Once the website is fully operational this asset will amortized over a sixty month period.

NOTE 7-OFFICERS ' COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations -officer's compensation has been charged in the amount of $ 6,000 in the current quarterly period.   Additional Paid in Capital has been credited for the corresponding amount.

NOTE 8-COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-freeFor financial statement purposes rent has been charged $3,000 and additional paid in capital has been credited in the current period for rent expense not paid.

NOTE 8- LEGAL PROCEEDINGS:

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

From July 2006 until September 27, 2006 the Company sold 181,500 shares of Common Stock and Common Stock Purchase warrants to various investors @$0.05 per share.   On 10-3-06 the Company sold 10,000 shares of Common stock and Common Stock Purchase Warrants  @ .05 per share for an aggregate of $500.

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

The company paid no salary or rent. For financial statement purposes officer compensation for the quarter ending December 31, 2006 in the amount of $6,000 and rent in the amount of $3,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending December 31, 2006

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

NOTE 10-SUBSEQUENT EVENTS

None

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

We  are  currently  completing the development of our EconoShare website and B2B (Business  to Business) infrastructure and expect to launch as a testing site  by  year end.   We  believe we will be in the testing stage until approximately March  2007.   In  April 2007, we anticipate we will begin offering our  services  to  a   limited  number  of businesses.  We have not generated any revenues to date and do not anticipate generating any significant revenues during  the  next  12  months.

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

Item 2. Unregistered Sale of Securities

In October the sold 10,000 Common Shares and Common Stock Purchase warrants @$0.05 per share to one shareholder.  Shares were sold in reliance on the exemption 4.2 of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

EconoShare, Inc.
Registrant

Date: February 12, 2007	Hyman Schwartz
Hyman Schwartz /s/ President, Chief Executive Officer,
Hyman Schwartz /s/ Chief Accounting Officer
Hyman Schwartz /s/ Chief Financial Officer