Form 10QSB
period 2007-03-31
EconoShare, Inc.
filed 2007-05-04
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-137631

EconoShare, Inc.
(Exact name of small business issuer specified in its charter)

Nevada	13-4303398
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1510 51 St.
Brooklyn, NY 11219

(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   o Yes Since the registration statement has been rendered effective.    No .
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes X    No

As of  May 3, 2007, 9,791,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

EconoShare, Inc.

TABLE OF CONTENTS

FORM 10-QSB QUARTERLY REPORT

PERIOD ENDING MARCH 31, 2007

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	1

		Balance Sheet at March 31, 2007	2
		Statement of Cash Flows for Quarter Ending 3-31-07	4
		Statement of Operations for Quarter Ending 3-31-07	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	9
Item	2	Changes in Securities	9
Item	3	Default Upon Senior Securities	9
Item	4	Submission of Matters to a Vote of Securities Holders	9
Item	5	Other Information	9
Item	6	Exhibits And Reports on Form 8K	10

Item 1. Financial Statements:

ECONOSHARE, INC.
A Development Stage Company
Balace Sheet
(UNAUDITED)

	MARCH 31,	JUNE 30,
	2007	2006
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,252	$8,633

Total Current Assets	14,252	8,633

LONG TERM ASSETS
Patent pending	4,625	4,625
Web site development costs/ Software Asset	7,500	7,500
Deferred tax asset	0	0

Total Long Term Assets	12,125	12,125

Total Assets	$26,377	$20,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$0	$0
Due to officers	475	0

Total Current Liabilities	475	0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued
Common stock, $.0001 par value, Authorized 100,000,000 shares;
Issued and outstanding 9,791,000 AND 9,609,500	978	961
Additional paid in capital	90,002	53,919
Deficit accumulated during the development stage	(65,078)	(34,122)

Total Stockholders' Equity	25,902	20,758

Total Liabilities and Stockholders' Equity	$26,377	$20,758

ECONOSHARE, INC.
A Development Stage Company
Statement of Cash Flows
For the Nine  Month Period Ended

		March 31,		March 31,
		2007		2006
		(UNAUDITED)		(UNAUDITED)

Cash flows from operating activities
Net loss		($30,956)		($18,065)

Adjustments to reconcile net loss to net
cash provided by operating activities:

Shares issued for services rendered	$0		$7,500
Expenses incurred but not paid credited to paid in capital	18,000	27,000	22,000	29,500

Changes in assets and liabilities:		0

Net cash used in operating activities		-3,956		11,435

Cash flows from investing activities
Officers loans	475		0
Patent pending	0		(4,625)
Web site	0		(7,500)
Net cash used in financing activities		475		(12,125)

Cash flows from financing activities
Proceeds from sale of A units	9,100		20,475
Proceeds from sale of shares and warrants to various
officers, founders and investors	0		905

Net cash provided by financing activities		9,100		21,380

Net increase in cash and cash equivalents		5,619		20,690

Cash and cash equivalents, beginning of period		8,633		0

Cash and cash equivalents, end of period		$14,252		$20,690

ECONOSHARE, INC.
A Development Stage Company
Statement of Operations
For the Periods

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	MARCH 31, 2007	MARCH 31, 2006	MARCH 31, 2007	MARCH 31, 2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	3,100	0	12,956	2,065
Officers compensation	6,000	6,000	18,000	16,000

Total operating expenses	9,100	6,000	30,956	18,065

Income (loss) from operations	(9,100)	(6,000)	(30,956)	(18,065)

OTHER INCOME
Interest Income	0	0	0	0

Loss before income taxes

Income tax benefit	0	0	0	0

NET LOSS	($9,100)	($6,000)	($30,956)	($18,065)

LOSS PER COMMON SHARE- Basic and Diluted	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	9,791,000	9,609,500	9,791,000	9,609,500

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending March 31, 2007

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
For the Quarter Ending March 31, 2007

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

The company paid no salary or rent. For financial statement purposes officer compensation for the quarter ending March 31, 2007 in the amount of $6,000 and rent in the amount of $3,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending March 31, 2007

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

NOTE 10-SUBSEQUENT EVENTS

On May 4, 2007, EconoShare, Inc. was accepted for trading on the OTC Bulletin Board.

Item 2: Management Discussion and Analysis and Plan of Operations:

We are a development stage Company. We are currently developing a software application for a Business to Business Asset Sharing Website, which we are currently testing and  plan to launch at our domain location, www.EconoShare.com. We anticipate the website will serve businesses across many segments of our economy that have idle or excess resources, assets, or capacity which they are seeking to offer for a sharing arrangement, with businesses that have a need for these assets and resources.

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

In accordance with Rule 405 of the Securities Act of 1933 As of the date hereof, we are deemed to be and can be defined as a " shell" company, a registrant, other than an asset backed-issuer, that has no or nominal operations, and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

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

We  intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising  additional  funds  from  the  possible  exercise  of Warrants or equity financing  with  private  investors following effective date of the Registration Statement.   As  of  May 3, 2007 no agreements have been undertaken to obtain  any funding.  Our outstanding Warrants are exercisable at prices between $0.25  and  $1.50  per  share of Common Stock.  The Company does not expect that warrants  will  be exercised if the prevailing price of the Common Stock at such time  of  exercise  is  below  or  at  the  exercise  price.

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

Item 2 .  Changes in Securities

None.

Item 3. Unregistered Sale of Securities

None

Item 4. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None EconoShare, Inc. /s/ Hyman Schwartz, President May 4, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EconoShare, Inc.
Registrant

Date: May 4, 2007	Hyman Schwartz
Hyman Schwartz /s/ President, Chief Executive Officer,
Hyman Schwartz /s/ Chief Accounting Officer
Hyman Schwartz /s/ Chief Financial Officer