Form 10KSB
period 2007-06-30
EconoShare, Inc.
filed 2007-09-25
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

For the Fiscal Year Ended June 30, 2007

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

EconoShare, Inc.

(Exact name of small business issuer specified in its charter)

Nevada	13-4303398
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1510 51 St.
Brooklyn, NY 11219

Tel:  718-435-4111

(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.0001 per share

(Title of each class)

Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X  ] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Registrant’s revenue for its most recent fiscal year: $0

As of June 30, 2007 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity at $0.50 was $295,500.

The number of shares of common stock, par value $.0001 per share, of the registrant as of  September 20, 2007 was 9,791,000 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  X] No [  ]

Transitional small business disclosure format (check one) Yes [ ] No [  X]

(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

The Company's address is 1510 51 St. Brooklyn, NY 11219  Tel:  718-435-4111
Securities registered under Section 12(b) of the Exchange Act:

None.

Transitional small business disclosure format (check one) Yes [X ] No [  ]

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and the documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to the “Company” or the” Registrant”,” we”, “our” or” us” means  EconoShare, Inc.

Table of Contents

Form 10-KSB Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were organized on  August 1, 2005  as EconoShare, Inc. by Certificate of incorporation issued pursuant to  Nevada  state  law.  Our executive  offices  are  located at 1510 51 St.  Brooklyn, NY. 11219, Tel:  718-435-4111.  The Company  does  not  have  any  subsidiaries,  affiliated  companies or joint venture partners.

We  are  a  development  stage  Company.  We developed  a software application  and  B2B (Business to Business) website for an Asset Sharing market place and transaction system.  We launched our website in March 2007 at our domain location WWW.ECONOSHARE.COM.  We anticipate the website will serve businesses across many segments  of our economy that have idle or excess resources or capacity,  which  these  businesses  are  not fully utilizing and are thus seeking to offer for a sharing arrangement with other businesses that have a  need  for  these  assets  and  resources.

Typical assets for sharing include industrial equipment, manufacturing facilities, factory capacity,  vehicles, office  infrastructures including idle or underutilized personnel.  The business owners who offer these assets  for a sharing arrangement, can register on the Econoshare website and List the "Resource Available" for sharing.  The Listing of an asset or resource automatically creates a profile that includes detailed information and specifications about the resource that is available for sharing, the time duration  of its availability and its geographic location.  The profile is placed in our Search Engine that can be accessed using descriptive key words, so that businesses that have a need for these assets can search the profiles of available assets Listed from our search engine.   Similarly a Business which has a need  for  an  asset or resource, may List his need on the "Resource Wanted" using the same scenario as above.  All sharing arrangements   between  the businesses  can  be  transacted  and  settled  on  the  EconoShare  website, via "auction"  or  "negotiation",  and via "cash" or "barter".

Unlike  e-commerce  sites for purchasing and selling merchandise, the EconoShare platform  will enable transactions in sharing arrangements between the owners of idle capacity such as assets or excess capabilities  or resources, who seek to share  these assets or capabilities with a potential Sharer, thereby sharing the cost  and benefit.   These assets or resources are not for sale because they are being used partially by the owner.  A sharing arrangement   results in efficient  allocation of resources and benefiting both  parties,  as costs and benefits are shared.

The  Market:

There  are  three  basic  requirements for a successful market to develop; ample supply, ample demand, and a convenient convenient venue, in which supply and demand can meet, discover, interact and transact.  EconoShare  seeks  to  serve  as  a market facilitator by creating a venue for a newly developed B2B (business  to  business) online market for sharing excess resources.

Traditional  sharing  of  business assets has come about from a highly haphazard and  fragmented  universe of information consisting of newspaper advertisements,   associations, referrals, individual knowledge and any other form of uncovering facilities  that are at least temporarily surplus to one organization and needed by  another.  With  the increasing familiarity and acceptance of the Internet we use  the unique characteristics  that differentiate it from traditional media and irregular and inefficient sources of information.

In creating an online  market place for matching supply and demand for excess or idle capacity along with sharing and bartering transactions, a new economic paradigm is created which can benefit businesses across a broad segment of our economy, enabling the sharing of idle capacity for consideration.

We  believe  the market for sharing idle capacity in equipment, infrastructures, and  human  resources is a huge and growing market.   Our target market consists of businesses that require highly expensive equipment equipment such as rigging, scaffolding, construction equipment or excavation  and  other  heavy machinery.   These  businesses  invest heavily into equipment frequently through financing or leasing arrangements   with adherent financing charges that must be paid timely. The  payment  of financing or leasing charges becomes especially burdensome when such equipment is idle and is not generating sufficient  revenues.  A sharing transaction  with  a potential sharer of such equipment during the idle periods, harnesses  the "sleeper assets" into productive assets while defraying a portion  of such financing costs.

The  sharer  of  such  resources such as small businesses, businesses undergoing expansion,  or testing new markets, or businesses experiencing a temporary surge in activity can potentially increase their productivity and expand their business as it can fill its peak time equipment requirements by tapping into the EconoShare  market  place  to  identify the availability of excess capacity,  thus streamlining asset expenditures  by efficient utilization of resources through the  EconoShare  platform.

Cyclical Businesses:   Oil & Gas as well scaffolding and construction industries undergo  business  cycles conducive to down time in which equipment is not being utilized during portions  of the  business  cycle.

Manufacturers  and  other businesses traditionally hold assets to buffer against uncertain requirements within their normal lines of business, invariably leading to over capacity at some point  in  the economic life of  the  assets.

Our objective is for our online borrowing channels to become primary avenues for planning and producing goods  of  all sorts for businesses in many sectors of industries.

EconoShare Target Market:

EconoShare  will  seek  to serve:

Businesses
in all segments of the economy which traditionally  "Own"  Industrial equipment,   exploration equipment, construction  machinery, specialized vehicles, transportation services, factory capacity conveyor systems, etc.

Owners"	of assets such as excess storage facilities, commodities, specialized infrastructures, clean rooms, call centers, and infrastructures providing other capacities.

Freelancers,
professionals, individuals, or small business,  which have varied and specialized capabilities and have excess capacity  for  more work in their specialized fields or are seeking for "filler" work to complement their existing assignments.

Businesses	with excess capacity in office infrastructures that can allocate excess capacity for a "Sharing" arrangement with a potential "Sharer" of office infrastructure.

Every	segment of the business to business and consumer markets with a single unifying theme of matching excess capacity and resources with potential "Sharer's" of such resources.

Competition:

We believe that competition in the online business sharing market  is based  primarily  upon:

•	Breadth of offerings;
•	Ability to access exact needs and specifications;
•	Cheapness and convenience of using existing resources;
•	Level of customer service; and

We have applied for a software patent on the business process of our EconoShare asset sharing platform, and plan to embark on PR offensive to establish our name in the minds of the public.  We have applied and received a Trademark for our Company name and sharing platform.  We anticipate that being first to present this concept will give us an advantage over competitors who have not yet begun to exploit this market.

We do anticipate that  we  will  nonetheless  face extensive competition from a variety of online service providers as well as traditional brokerage of manufacturing capabilities,  some of who may  adopt our methods and eventually target our customers.  As the market for online business facility sharing grows, we believe that many firms will increase their efforts to develop  services that  compete  with us. We also face potential competition from Internet companies not yet focused on this market and from traditional brokers who see the advantage of moving  online.  We cannot reasonably anticipate which other firms are likely to offer  services  in  the  future  that  will  compete  with  us.

In addition, nearly all established firms that choose to compete with us will have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial abilities, marketing capabilities and resources than we will have.  They may also enter into strategic or commercial relationships with larger, more established and well financed companies, which we will able to do.   New technologies and the continued enhancement of existing technologies may also increase competitive pressures upon us.

Revenue  Model:

We  anticipate  that  we  will  generate  income  through:

Membership  fees
Percentage  of  transaction
Advertising
Affiliate  Programs
Link  Exchanges

Our Business Model:

Discovery  of  available  assets;
Channel  for  negotiation;
Comparability  of  price,  capability  and  logistics;
Single  point  for  checking  potential  assets;
Transaction  are  consummated   via  auctions  or  negotiations
Transactions  are  settled  via  cash  transaction  or  barter
Transaction  experience  with  firms  that previously may have had limited or no experience  with  each  other.

Current Status:

We have not generated any revenues  to  date,  and  do  not anticipate generating any  revenues during  the  next  12  months.  We have sufficient funds with the current available cash of approximately $11,000 in addition to a $25,000 credit facility provided by our CEO .    However we do not have sufficient funds to market our website to our target audience.  In order for  us  to  become a viable business we will need to raise substantial funds to launch  a  broad  marketing  campaign  in  the  hope of attracting members to our website.   We cannot offer assurances that any additional funds will  be  raised  when we require them or that we will be able to raise funds on suitable terms. Failure  to  obtain  such financing when needed could delay or prevent  our  marketing  efforts  which  are necessary to develop a clientele in order  to  make  our  business  viable.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

The  address  of  our  administrative  office  is:

1510  51  St.
Brooklyn,  NY  11219

Our  CEO  has  agreed  to  provide his home office for administrative use by the Company  free of charge.   The office is equipped with standard office equipment including computers, scanners   copiers, and fax machine, telephone system and office  space.

ITEM 3.  LEGAL PROCEEDINGS

Neither  us,  nor  any  of  our officers or directors is a part' to any material legal proceeding  or  litigation  and  such  persons  know of no material legal proceeding contemplated or threatened   threatened  litigation. There are no judgments against  us  or our officers or directors. None of our officers or directors have been  convicted of a felony or misdemeanor relating to securities or performance in  corporate  office.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the Symbol ECSR.  We began trading during  March 2007.  The last trade of the Company’s common stock occurred at a price of $0.50 per share. The annual high price of the Company’s common stock was $0.50 per share and the annual low price was $0.20.  To the best of our knowledge  the high and low bid information for the Company’s common stock for each quarter within the last fiscal year  is not available.

Holders

As of  September 21, 2007  the Company had 9,791,000 shares of common stock held by approximately 36 stockholders.

Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 is the Company’s stock transfer agent.

Recent Sales of Unregistered Securities

During the period July 2006 through September 2006 the Company sold 181,500 shares of the Company's Common stock with Common Stock purchase warrants for a total consideration of $9,075 or $.05 per share.   Each share of common stock received (1) Series A Warrant exercisable @ $0.25 per Share,  one (1) Series B Warrant exercisable @ $.50  per Share,  one  (1) Series C Warrant  exercisable @ $1.00  per Share, one  (1)  Series D Warrant exercisable at $1.50.   Each Warrant is exercisable into one share of Common Stock.  EconoShare, Inc. has the option to "call" all the Warrants presently outstanding and included in the Units (the "Warrant Call").  EconoShare, Inc. may exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice") during the period in which the Warrant may be exercised. The Warrant Holders shall exercise their Warrant rights and purchase the Warrant Shares and pay for the Warrant Shares within fourteen (14) business days of the date of the Call Notice. Thereafter, the Warrants will no longer be exercisable.

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.  The 181,500 shares were registered in our Registration Statement.

Dividend Policy

The  Company  has  not  declared  or paid any dividends on its Common Stock. The declaration  of  any  future  cash  dividend  will  be  at the discretion of the Company's Board of Directors  and  will depend upon earnings, if any, capital requirements and   financial  position,  general  economic conditions, and other pertinent conditions.  It is the Company's present intention not to pay any cash dividends  in  the  foreseeable future, but rather to reinvest earnings, if any, into the company's business operations.

Securities Authorized for Issuance under Equity Compensation Plans

The  Company  has  not issued any Employee Benefit Plan or Dividend Reinvestment Plan,  thus  none  are  being  offered pursuant to an employee benefit plan or a dividend reinvestment  plan,  or  any  equity  compensation  plans.

ITEM 6: MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS:

PLAN OF OPERATIONS

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

We  completed and launched our Website www.EconoShare.com in March 2007. We have not yet been successful in attracting any memberships.

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

  We  plan to continue to devote our efforts  to seeking affiliate programs and link exchange programs, where we can create additional links for EconoShare.com in directories throughout the web.   We expect that initially the majority of our members will come from internet advertising and search engine keyword placement.
  We  plan to seek Affiliate programs for other related websites in order to generate Affiliate revenues. We are currently an Affiliate of the Rent-A-Coder website.
  Beginning in October 2007, we anticipate that we will begin to prepare a marketing plan to attract website traffic.
  We plan to continue devoting  our efforts  to seeking debt or equity capital which is necessary to enable us to  execute our business plan and marketing strategy..
Considering the importance of building a critical mass of both owners and potential sharers of resources, to post their requirements onto our website, we plan to initially waive any fees for listing "Resources Available" and "Resources Wanted". Thus we do not anticipate generating revenues in the next twelve months.

We do not have sufficient funds to initiate an aggressive marketing program to market  our website to our target audience.  In order for  us  to  become a viable business we will need to among other things, raise a minimum of $150,000 - $300,000 in  funds to launch  a  broad  marketing  campaign  in  the  hope of attracting members to our website.   Additionally, we will need to continuously upgrade our website in order to be responsive to customer feedback.  We anticipate that we may require $25,000 for website upgrades during the next twelve months.  We will also need to recruit highly talented sales and marketing experts to launch our marketing campaign and increase our visibility within the business communities.  We anticipate that we will need to raise an additional $200,000 for  key executives in  marketing and operations.   We cannot offer assurances that any additional funds will  be  raised  when we require them or that we will be able to raise funds on suitable terms. Failure  to  obtain  such financing when needed could delay or prevent  our  marketing  efforts  which  are absolutely necessary to develop a clientele in order to make our business viable.  No significant purchases of equipment are anticipated; however, a substantial surge in traffic and/ or membership could necessitate the purchase of our own designated servers.

We currently have no employees outside of our CEO, Hyman Schwartz.  We do not plan to hire employees until we have raised sufficient capital to finance our payroll.

 Liquidity and Capital Resources:

We currently have sufficient funds  with the currently  available cash of $11,000 in addition to a $25,000 credit facility provided by our CEO of which $500 has been drawn down by the Company during this fiscal period.   These funds are sufficient for the very limited activities of maintaining our operations,  including payment of legal and accounting, edgarizing, and administrative fees.  We do not have sufficient funds to expand our business through advertising, marketing and recruiting qualified personnel.

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

We expect to require a minimum of $150,000-$350,000 during the next twelve months, in order to execute our marketing plan and expand our business; and hire key employees for marketing and building strategic alliances. The timing and the extent of the marketing effort will be dependent upon our raising capital in order to cover the anticipated costs of our marketing and business expansion. We will not be able to initiate  a marketing program  unless we raise additional funds. We plan to seek additional funds through a private placement of shares. We have no current commitments for funds from prospective investors and thus we cannot assure you that we will be successful at raising additional funds.

During the next twelve month the Company does not plan to incur rent expenses, since the CEO has offered the use of his home office and office infrastructure including computer, fax machine, printers, scanner, telephone system, etc, free of charge to the Company.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of ($81,283)   from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, The Company does not engage in derivative or hedging activities and does not expect the adoption of this new pronouncement to have a material effect, if any, on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact the financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact the financial position, cash flows or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7.  FINANCIAL STATEMENTS:

See F-1 to F- 9

ITEM 8.  CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS:
None.

ITEM 8A.  CONTROLS AND PROCEDURES:

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

(b)  Changes in  internal Controls

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION:

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The  following  sets  forth  our  directors,  executive  officers, promoters and control  persons,  their ages, and all offices and positions held. Directors are elected  for a period of two years and thereafter serve until their successor is duly elected by the shareholders. Officers and other employees serve at the will of  the  Board  of  Directors.

Hyman Schwartz 1510 51 St. Brooklyn, NY 11219	Age 56	Chairman, CEO, Treasurer

Jacob Werczberger 1942-52nd St. Brooklyn, NY 11204	Age 34	Secretary, Director

Hyman  Schwartz  has  been employed at EconoShare as President, Chief Operations Officer, Treasurer, and Chairman of the Board of Directors since August 1, 2005. Mr.  Schwartz is also the president of The Hyett Group Ltd. since 1996.  Through divisions,  The  Hyett Group Ltd. provides various business services to its clients,  including software design, mergers & acquisitions, business consulting and  operates  a  business  concept  lab.   Mr.  Schwartz  received his degree in accounting from La  Salle University in 1975.   From August 1999 until January 2004,  Hyman  Schwartz was a director of New Medium Enterprises, Inc. a publicly traded  company.

Jacob  Werczberger  has  been employed at EconoShare Inc. as Corporate Secretary since August 15, 2005.  Mr. Werczberger is also employed at Valley Supplies Ltd. in  the capacity of Director of Operations since June 2003.   From November 1997 until June 2003, Jacob Werczberger was employed at S& K trading International in the  capacity of General Manager. In June 2003, Valley Supplies Ltd. merged with S  &K Trading International.  Mr. Werczberger attended Yeshiva Torah Veyirah and graduated high school.  Mr. Werczberger has no prior experience in public company administration.

ITEM 10.  EXECUTIVE COMPENSATION:

Name & Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Options	Payouts

Hyman Schwartz, CEO President, Treasurer	2006	-0-	-0-	-0-	-0-	-0-
Jacob Werczberger Secretary	2006	-0-	-0-	-0-	-0-	-0-
		-0-	-0-	-0-	-0-	-0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities.

TITLE OR CLASS OF SECURITIES	NAME OF BENEFICIAL OWNER (1)	AMOUNT OF BENEFICIAL OWNERSHIP BEFORE STOCK OFFERING (2)	AMOUNT OF BENEFICIAL OWNERSHIP AFTER STOCK OFFERING	PERCENT OF CLASS BEFORE OFFERING	PERCENT OF CLASS AFTER STOCK OFFERING
Common	Hyman Schwartz	9,000,000	9,000,000	91.92%	91.92%
Common	The Hyett (1) Group Ltd.	750,000	750,000 (1)	.076%	..076%
Common	Jacob Werczberger	50,000	50,000.005%		.005%
Common	Officers & Directors as a group	9,800,000 (1)	9,800,000 (1)	99.52%	99.52%

(1)  Pursuant  to  the  rules  and  regulations  of  the Securities and Exchange Commission,  shares  of Common Stock that an individual or entity has a right to acquire within 60 days days  pursuant  to  the exercise of options or warrants are deemed  to be outstanding for the purposes of computing the percentage ownership of  such  individual  or  entity,  but  are not deemed to be outstanding for the purposes  of  computing  the  percentage ownership of any other person or entity shown  in  the  table.

Hyman  Schwartz  is  the president and principal shareholder of The Hyett Group, Ltd.  The  Hyett  Group, Ltd is registering 750,000 shares of Common Stock which includes 150,000 shares   of  Common  Stock  and 600,000 shares of Common Stock underlying  four  series  of warrants.   The Hyett Group, Ltd is an affiliate of the  CEO  of the issuer and is thus subject  to resale restrictions that preclude resale of such number of shares which exceed 1% of the outstanding shares of the Company's  Common Stock every 90 days.    For the purpose of the Affiliate rule, the  shares  held  by  Hyman  Schwartz  and The Hyett Group, Ltd. is aggregated.

ITEM 12.  CERTAIN RELATIONS AND RELATED PARTY TRANSACTIONS:

The founding stockholders of the Company, Hyman Schwartz and Jacob Werczberger received 9,050,000 shares of Common Stock of the company, for which they paid an aggregate of $905.

Hyman  Schwartz  is  the president and principal shareholder of The Hyett Group, Ltd.  The  Hyett  Group, Ltd is registering 750,000 shares of Common Stock which includes 150,000 shares   of  Common  Stock  and 600,000 shares of Common Stock underlying  four  series  of warrants.   The Hyett Group, Ltd is an affiliate of the  CEO  of the issuer and is thus subject  to resale restrictions that preclude resale of such number of shares which exceed 1% of the outstanding shares of the Company's  Common Stock every 90 days.    For the purpose of the Affiliate rule, the  shares  held  by  Hyman  Schwartz  and The Hyett Group, Ltd. is aggregated.

On  August  21,  2005  the  Company  engaged the services of Softcode Design and Development,  a  Division  of  The  Hyett Group Ltd. to develop the websites and platform  infrastructures  in  exchange  of  150,000  Shares of Common Stock and Common Stock Purchase warrants valued at $7,500. The Hyett Group, Ltd. will also provide hosting services to our company for a monthly fee of $100 and Edgarizing services  at  the  standard  rate.  Hyman  Schwartz,  our  President  and CEO of EconoShare,  Inc.,  is also the president and principal shareholder of The Hyett Group  Ltd.

Jacob  Werczberger  ,  our  Secretary  is  a  nephew  to  Hyman  Schwartz  .

Hyman  Schwartz, the Company's Chief Executive Officer and Principal shareholder provided  a  credit facility to the Company for up to a maximum of $25,000 which may drawn down anytime from June 15, 2006  until October 15, 2007.  This unsecured  loan is payable October 30,  2007 and bears an interest rate of prime plus  one  (1)  calculated  on  an annual basis payable annually in arrears with first  payment  due  June 14, 2007 and second payment due at maturity on October 30,  2007,  unless  extended  by  mutual consent of the parties.  To date, Hyman Schwartz  advanced $500 to the company pursuant to this credit facility.  In  September  2005,  prior  to providing this credit facility to the Company,  Hyman Schwartz provided a short term loan to the Company in the amount of  $3,595, which has been repaid to Mr. Schwartz in the month of February 2006.

The  Company  has  not  entered into any other transactions with a related party other  than  what  is  stated  above.   Management  does  not  know of any other transaction it will be entering into with related parties.

The  Company  has  had  no transactions with any promoter or promoters since its inception.  Nothing  of  value, including money, property, contracts, options or rights of any kind has been received  or  will  be received by a promoter, directly   or  indirectly  from  the  Company  which  is  not  disclosed.

ITEM 13.  EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES:

During the period ending June 30, 2006 we paid approximately $4,000  for accounting and auditing. We estimate the current audit will cost approximately $4,000.

FINANCIAL STATEMENTS:

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF JUNE 30, 2007

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2007

PAGE	F-4	STATEMENT OF STOCK HOLDERS EQUITY STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND AND FOR THE PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2007

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM AUGUST 1, 2005 (INCEPTION) TO JUNE 30, 2007

PAGES	F-6 - F-14	NOTES TO FINANCIAL STATEMENTS

N. Blumenfrucht CPA PC
1040 East 22nd Street
Brooklyn New York 11210
Tel.- 718-692-2743
Fax -718-692-2203

The Board of Directors and Stockholders
EconoShare, Inc.

We have audited the accompanying balance sheets of EconoShare , Inc.  as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2007 and for the period August 1, 2005 (inception) through June 30, 2006 .These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EconoShare , Inc. as of June 30, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2007 and the  period August 1, 2005 (inception) through June 30, 2006  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and has had no significant income since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ N. Blumenfrucht, CPA PC
Brooklyn New York
September 25, 2007

ECONOSHARE, INC.
(A Development Stage Company)
BALANCE SHEET

	JUNE 30, 2007		JUNE 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,797		$8,633

Total Current Assets		$11,797		$8,633

LONG TERM ASSETS
Patent pending	4,625		4,625
Web site development costs/ Software Asset -net of amortization	6,750		7,500
Deferred tax asset	0		0

Total Long Term Assets		11,375		12,125

Total Assets		$23,172		$20,758

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,000		$0
Due to Officers	500		0
Total Current Liabilities		$4,500		$0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued	-----		-----
Common stock, $.0001 par value, Authorized 100,000,000 shares;
Issued and outstanding 9,791,000 and 9,609,500	978		961
Additional paid in capital	98,977		53,919
Deficit accumulated during the development stage	(81,283)		(34,122)

Total Stockholders' Equity		18,672		20,758

Total Liabilities and Stockholders' Equity		$23,172		$20,758

ECONOSHARE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD AUGUST 1, 2005 (Inception)- JUNE 30, 2007

			Accumulated from
			inception
	Jul 1, 2006-	August 1, 2005-	August 1, 2005-
	June 30, 2007	June 30, 2006	June 30, 2007

Cash flows from operating activities
Net loss	$(47,161)	$(34,122)	$(81,283)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	750	0	750
Shares issued for services rendered	0	7,500	7,500
Expenses incurred but not paid credited to paid in capital	36,000	26,000	62,000

Changes in assets and liabilities:
Accounts payable	4,000	0	4,000
Officers loans	500	0	500

Net cash used in operating activities	(5,911)	(622)	(6,533)

Cash flows from investing activities
Web site	0	(7,500)	(7,500)
Patent pending	0	(4,625)	(4,625)

Net cash used in financing activities	0	(12,125)	(12,125)

Cash flows from financing activities
Proceeds from sale of A units	9,075	20,475	29,550
Proceeds from sale of shares and warrants to various
officers, founders and investors	0	905	905

Net cash provided by financing activities	9,075	21,380	30,455

Net increase in cash and cash equivalents	3,164	8,633	11,797

Cash and cash equivalents, beginning of period	8,633	0	0

Cash and cash equivalents, June 30,	$11,797	$8,633	$11,797

Supplemental disclosures

Noncash investing and financing activities:

Issuance of common stock in exchange for services
in connection with web site development costs		$7,500	$7,500

Expenses incurred credited to additional paid in capital	$36,000	$26,000	$62,000

ECONOSHARE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE PERIODS

			ACCUMULATED
	YEAR	YEAR	SINCE INCEPTION
	ENDED	ENDED	AUGUST 1-2005-
	JUNE 30, 2007	JUNE 30, 2006	JUNE 30, 2007

REVENUES	$0	$0	$0

OPERATING EXPENSES
General and administrative	23,161	14,122	37,283
Officers compensation	24,000	20,000	44,000

Total operating expenses	47,161	34,122	81,283

Income (loss) from operations	(47,161)	(34,122)	(81,283)

OTHER INCOME
Interest Income	0	0	0

Loss before income taxes

Income tax benefit	0	0	0

NET LOSS	$(47,161)	$(34,122)	$(81,283)

LOSS PER COMMON SHARE- Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	9,725,400	9,329,750

ECONOSHARE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD AUGUST 1, 2005 (Inception)- JUNE 30, 2007

					Retained
				Additional	Earnings
	Per Share	Common	Stock	Paid-in	(Accumulated
	Amount	Shares	Amount	Capital	Deficit)	Totals

Shares & warrants issued for cash, August 2005	$0.00	9,050,000	$905	$0		$905

Sale of 409,500 series A units, Sept. 2005- May 2006	$0.05	409,500	41	20,434		20,475

Officer salary credited to paid in capital		0	0	20,000		20,000

Rent expense credited to paid in capital		0	0	6,000		6,000

Issuance of shares for services rendered, Sept. 2005		150,000	$15	7,485		7,500

Net loss for period ended June 30, 2006					$(34,122)	(34,122)

Balances, June 30, 2006		9,609,500	$961	$53,919	$(34,122)	$20,758

Sale of 181,500 series A units, July- Sept 2006	$0.05	181,500	18	9,057		9,075

Officer salary credited to paid in capital		0	0	24,000		24,000

Rent expense credited to paid in capital		0	0	12,000		12,000

Net loss for period ended June 30, 2007					(47,161)	(47,161)

Balances, June 30, 2007		9,791,000	$979	$98,976	$(81,283)	$18,672

ECONOSHARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY.

EconoShare, Inc.  was organized on August 1, 2005 in the State of  Nevada.  EconShare, Inc. is a development stage company established for the purpose of providing a centralized market place for businesses to share idle resources, via sharing arrangements between owners of such assets .

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

INVESTMENTS

Investments include marketable common stock securities traded on the stock exchange. The marketable securities are classified as available for sale, and are measured at fair value in the balance sheet. Unrealized gains and losses on investments are recorded net of tax as a separate component of stockholders’ equity. Gains and losses on securities sold are determined based on the specific identification method. During the current period the Company had no marketable securities or investments.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated or amortized over the estimated useful lives of the assets (three to five years) using the accelerated depreciation method allowed by the Internal Revenue Code.

ECONOSHARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

The Company recognizes revenue on the accrual basis as the related services are provided to customers and when the customer is obligated to pay for such services.

EARNINGS (LOSS) PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, the computation of net loss per share is based upon the weighted average number of common shares issued and outstanding for the reporting period.  Common stock equivalents related to options, warrants and convertible securities are excluded from the computation when the effect would be antidiliutive.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB 133, “Accounting for Derivative Instruments and Hedging Activities”, The Company does not engage in derivative or hedging activities and does not expect the adoption of this new pronouncement to have a material effect, if any, on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact the financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact the financial position, cash flows or results of operations.

NOTE 3- LIQUIDITY & PROFITABILITY- GOING CONCERN

The Company is newly developed and  has had no income since inception, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company’s ability to obtain additional financing and upon future profitable operations.

NOTE 4 –INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 , (SFAS  109) “ Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

NOTE 5 –INTELLECTUAL PROPERTY

Patent pending

In December  2005 the Company applied for a patent on its  EconoShare   Resource Sharing infrastructure.  The  Company incurred an aggregate of  $4,625 for both the Patent and Trademark in legal expenses and filing fees which have been capitalized .

ECONOSHARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 5 –INTELLECTUAL PROPERTY (continued)

Website

In September 2006 the Company engaged the services of  a software developer, which is a related party , to develop the websites  in exchange of the issuance of 150,000 Series A Units valued at  $7,500.

During the current fiscal period the Compasny has begun amortization over a 60 month period

NOTE 7–OFFICERS ' COMPENSATION

The officer has taken no actual compensation since inception. For financial statement purposes on the Statement of Operations -officer's compensation has been charged in the amount of  $ 24,000  and $20,000 in the current and prior  fiscal periods respectively. Additional Paid in Capital has been credited for the corresponding amounts.

NOTE 8–COMMITMENTS AND CONTINGENCIES

The Company is occupying the premises of its President rent-free.  For financial statement purposes rent has been charged in the amounts of $12,000 and $6,000  for the current and prior periods respectively and additional paid in capital has been credited for the same amounts.

Legal Proceedings

There are no material legal proceedings to which the Company is a party to or which any of their property is subject.

NOTE 10– STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock (par value of $0.0001 and 10,000,000 shares of preferred (par value of $0.001

The Company issued 9,050,000 common  shares to its founders at par value for an aggregate of $905.00

On September 15, 2006 the Company engaged the services of a software developer  to develop its website . In payment of the above the Company issued   150,000 Series A Units valued at  $7,500.

ECONOSHARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 10– STOCKHOLDERS’ EQUITY (continued)

From September 2005 until June  2006 the Company sold 409,500 Series A Units to various investors @$0.05 per Unit.  Each Unit consists of  one (1) share of common stock, one (1) Series A Warrant exercisable @ $0.50 per Share,  one (1) Series B Warrant exercisable @ $1.00  per Share,  one  (1) Series C Warrant  exercisable @ $1.25  per Share, one  (1)  Series D Warrant exercisable at $2.50.   Each Warrant is exercisable into one share of Common Stock.  EconoShare, Inc. has the option to "call" all the Warrants presently outstanding and included in the Units (the "Warrant Call").  EconoShare, Inc. may exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice") during the period in which the Warrant may be exercised. The Warrant Holders shall exercise their Warrant rights and purchase the Warrant Shares and pay for the Warrant Shares within fourteen (14) business days of the date of the Call Notice. Thereafter, the Warrants will no longer be exercisable.

During the period July 2006 through September 2006 the Company sold 181,500 units   for a total consideration of $9,075 or $.05 per share Each Unit consists of  one (1) share of common stock, one (1) Series A Warrant exercisable @ $0.25 per Share,  one (1) Series B Warrant exercisable @ $.50  per Share,  one  (1) Series C Warrant  exercisable @ $1.00  per Share, one  (1)  Series D Warrant exercisable at $1.50.   Each Warrant is exercisable into one share of Common Stock.  EconoShare, Inc. has the option to "call" all the Warrants presently outstanding and included in the Units (the "Warrant Call").  EconoShare, Inc. may exercise the Warrant Call by giving to each Warrant Holder a written notice of call (the "Call Notice").

during the period in which the Warrant may be exercised. The Warrant Holders shall exercise their Warrant rights and purchase the Warrant Shares and pay for the Warrant Shares within fourteen (14) business days of the date of the Call Notice. Thereafter, the Warrants will no longer be exercisable.

The company paid no salary or rent. For financial statement purposes officer compensation in the amount of $24,000 and $20,000 and rent in the amount of $12,000 and $6,000 for the current and prior periods respectively, has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock.  The Company has not yet determined the preferences of the preferred stock

NOTE 10-SUBSEQUENT EVENTS

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EconoShare, Inc.
Registrant

Date: September 25, 2007	Hyman Schwartz
Hyman Schwartz /s/ President, Chief Executive Officer,
Hyman Schwartz /s/ Chief Accounting Officer
Hyman Schwartz /s/ Chief Financial Officer