Form 10QSB
period 2007-09-30
EconoShare, Inc.
filed 2007-11-01
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-52321

EconoShare, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-4303398

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
1510 51 St. Brooklyn, NY 11219
(Address of Principal Executive Offices and Zip Code)
Registrant’s Telephone Number, Including Area Code: (718) 435-4111

(Address, including zip code, and telephone number, including area code, of registrant's principal executive office)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes X    No

As of  November 1, 2007 9,791,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ¨    No  x

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	1

		Balance Sheet at September 30, 2007 and 2006	2
		Statement of Cash Flows for Quarter Ending September 30, 2007	3
		Statement of Operations for Quarter Ending September 30, 2007	4
		Notes to Financial Statements	5
Item	2	Management Discussion & Analysis	7
Item	3	Financial Controls & Procedures	9

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	9
Item	2	Changes in Securities	9
Item	3	Default Upon Senior Securities	9
Item	4	Submission of Matters to a Vote of Securities Holders	9
Item	5	Other Information	9
Item	6	Exhibits And Reports on Form 8K	10

Item 1. Financial Statements:

ECONOSHARE, INC.
A Development Stage Company
Balace Sheet at as

	SEPTEMBER 30 2007 Unaudited		JUNE 30 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,602		$11,797

Total Current Assets		$1,602		$11,797

LONG TERM ASSETS
Patent pending	4,625		4,625
Web site development costs/ Software Asset -net of amortization	6,375		6,750
Deferred tax asset	0		0

Total Long Term Assets		11,000		11,375

Total Assets		$12,602		$23,172

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$0		$4,000
Due to Officers	500		500
Total Current Liabilities		$500		$4,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, Authorized 10,000,000 shares ; none issued	-----		-----
Common stock, $.0001 par value, Authorized 100,000,000 shares;
Issued and outstanding 9,791,000	978		978
Additional paid in capital	107,977		98,977
Deficit accumulated during the development stage	$(96,853)		$(81,283)

Total Stockholders' Equity		12,102		18,672

Total Liabilities and Stockholders' Equity		$12,602		$23,172

The Accompanying Notes are an Integral Part of the Financial Statements

ECONOSHARE, INC.
A Development Stage Company
Statement of Cash Flows
For the  Three Month Period Ended

			Accumulated
	For the Quarter Ended		From Inception
	September 30	September 30,	August 2, 2005
	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(15,570)	$(9,436)	$(96,853)

Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization	375	0	1,125
Shares Issued for Services Rendered	0	0	7,500
Expenses Incurred but not paid credited to	9,000	9,000	71,000
additional paid in capital
Changes in assets and liabilities:
Accrued Expenses	$(4,000)	0	$0
Officer's Loan	0	475	500

Net cash used in operating activities	$(10,195)	$39	$(16,728)

Cash flows from investing activities

Net cash used in investing activities
Website	0	0	(7,500)
Patent	0	0	(4,625)
Net Cash from Investing activities	0	0	(12,125)

Cash flows from financing activities
Proceeds from sale of A units	0	8,600	29,550
Proceeds from issuance of shares to Officers	0	0	905

Net cash provided by financing activities	0	8,600	30,455

Net increase decrease in cash and cash equivalents	$(10,195)	$8,639	$1,602

Cash and cash equivalents, beginning of period	11,797	8,633	0

Cash and cash equivalents, Seotember 30, 2007 and 2006	1,602	$17,272	$1,602

Supplemental disclosures

Noncash investing and financing activities:

Issuance of common stock in exchange for services
in connection with web site development costs	0	$0

Expenses incurred credited to additional paid in capital	9,000	$9,000

The Accompanying Notes are an Integral Part of the Financial Statements

ECONOSHARE, INC.
A Development Stage Company
Statement of Operations
For the Periods

			Accumulated
	Three Month Period Ended		From Inception
	September 30	September 30	August 2, 2005
	2007	2006	September 30, 2007
	(Unaudited )	(Unaudited)

REVENUES	$0.00	$0.00	$0.00

OPERATING EXPENSES
General and administrative	$6,570	$3,436	$85,136
Officers compensation	9,000	6,000	53,100

Total operating expenses	$(15,570)	$9,346	$(96,853)

Income (loss) from operations	$(15,570)	$(9,346)	$(96,853)

OTHER INCOME
Interest Income	0	0

Loss before income taxes	$(15,570)	$(9,346)	0

Income tax benefit	0	0	0

NET LOSS	$(15,570)	$(9,346)	$(96,853)

LOSS PER COMMON SHARE- Basic and Diluted	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,791,000	9,370,000

The Accompanying Notes are an Integral Part of the  Financial Statements

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending September 30, 2007

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

ECONOSHARE, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
For the Quarter Ending September 30, 2007

Website

In August 2005, the Company engaged the services of a software developer, which is a related party , to develop the websites in exchange of the issuance of 150,000 shares of Common Stock and Common Stock purchase warrants valued at $7,500.
The website was launched in January 2007 at which time the Company began amortizing the asset.  During the fiscal period ended June 30, 2007 the sum of $750 was amortized.  During this period ended September 30, 2007, the Company amortized an addtional $375.00 for an aggregate of $1,125 to date.

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

The company paid no salary or rent. For financial statement purposes officer compensation for the quarter ending September 30, 2007 in the amount of $6,000 and rent in the amount of $3,000 has been charged on the statement of operations and a corresponding amount was credited as additional paid in capital.

No preferred shares have been issued. It is within the discretion of the Board of Directors to determine the preferences of the preferred stock. The Company has not yet determined the preferences of the preferred stock

NOTE 10-SUBSEQUENT EVENTS

In October 2007,  Hyman Schwartz extended the credit facilty of $25,000 to November 2008 and agreed to waive all interest charges.  During October 2007, the company drew down the sum of $10,000 from the credit facility provided by Hyman Schwartz.

Item 2: Management Discussion and Analysis and Plan of Operations:

We are a development stage Company. We developed a software application for a Business to Business Asset Sharing Website, was launched in January 2007 at our  domain location, www.EconoShare.com. We anticipate the website will serve businesses across many segments of our economy that have idle or excess resources, assets, or capacity which they are seeking to offer for a sharing arrangement, with businesses that have a need for these assets and resources.

We have not generated any revenues to date and we have not been successful in recruiting any members to our website.

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

PLAN  OF  OPERATIONS

Considering  the  importance  of  building  a  critical  mass of both owners and potential  sharers of resources, to post their requirements onto our website, we plan  to  initially  waive  any  fees  for  listing  "Resources  Available"  and "Resources  Wanted".   Thus we do not anticipate generating revenues in the year 2007  and  in  the  initial  two  quarters  of  2008.

In  order  to  expand  our  business  to  a  level in which we are can expect to generate  revenues  to both cover our expenses and to grow our business, we will need  to  raise  additional  funds to launch an aggressive marketing campaign to educate  our target market of our available services in hope of gaining critical mass to our website, which is necessary to attract member participants.  We will also require additional funds for further development of our website in order to be  competitive  and  to  respond  to  Users needs.  No significant purchases of equipment  are  anticipated;  however,  a  substantial  surge in traffic and/ or membership  could  necessitate  the  purchase  of our own designated servers. We expect  to  require  a minimum of $150,000-$350,000 for the next twelve months, in order to execute our  marketing plan and expand our business; and hire key employees for marketing  and  building strategic alliances.   The timing and the extent of the marketing  effort  will  be dependent upon our raising capital in order to cover the  anticipated costs of our marketing and business expansion.   We will not be able  to  initiate  this phase of our development unless we raise additional funds.  We  plan  to seek additional funds through a private placement of shares.   We have no current commitments  for  funds from prospective investors and thus we cannot assure you that  we  will  be  successful  at  raising  additional  funds.

We  intend to meet our long-term liquidity needs through available cash and cash flow as well as through additional financing from outside sources. We anticipate raising  additional  funds  from  the  possible  exercise  of Warrants or equity financing  with  private  investors.   We currently have not entered into any with any funding agreements.   Our outstanding Warrants are exercisable at prices between $0.25  and  $1.50  per  share of Common Stock.  The Company does not expect that warrants  will  be exercised if the prevailing price of the Common Stock at such time  of  exercise  is  below  or  at  the  exercise  price.

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

Liquidity and Capital Resources:

As of September 30, 2007 the Company has cash available of $1,602.  The Company will need to raise substantial funds in order to execute its marketing plan.

Hyman  Schwartz, the Company's Chief Executive Officer and Principal shareholder provided  a  credit facility to the Company for up to a maximum of $25,000 which may  be  drawn  down by the Company anytime from June 15, 2006 until October 15, 2007.  This  unsecured  loan  is payable October 30,  2007 and bears an interest rate  of  prime  plus  one (1) calculated on an annual basis payable annually in arrears  with first payment due June 14, 2007 and second payment due at maturity on October 30, 2007, unless extended by mutual consent of the parties.  In October 2007,  Hyman Schwartz extended the credit facilty to November 2008 and agreed to waive all interest charges.   (see also subsequent events)

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

None

Item 4. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending  September 30, 2007 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 6. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports on 8-K

None EconoShare, Inc. /s/ Hyman Schwartz, President November 1, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EconoShare, Inc.
Registrant

Date: November 1, 2007	Hyman Schwartz
Hyman Schwartz /s/ President, Chief Executive Officer,
Hyman Schwartz /s/ Chief Accounting Officer
Hyman Schwartz /s/ Chief Financial Officer