Form 10QSB
period 2007-12-31
EconoShare, Inc.
filed 2008-02-19
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

____________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

Commission File Number: 000-52321

EconoShare, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	13-4303398

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

187 Ballardvale St, Suite A225, Wilmington, MA 01887

 (Address of principal executive offices and zip code)

(978)-633-3623
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

The number of shares outstanding of the Registrant's Common Stock as of February 10, 2008 was 91,791,000 shares.

ECONOSHARE, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheet – December 31, 2007 (Unaudited)	2

Statements of Operations (Unaudited) - For the Three and Six Months Ended December 31, 2007, and for the Cumulative Period June 20, 2007 (Inception) through December 31, 2007.	3

Statement of Changes in Stockholders’ Deficit (Unaudited) – For the Cumulative Period June 20, 2007 (Inception) through December 31, 2007	4

Statements of Cash Flows (Unaudited) - For the Six Months Ended December 31, 2007, and for the Cumulative Period June 20, 2007 (Inception) through December 31, 2007.	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	8

Item 3. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	12
Si Signatures	12
Certifications

Item 1.  Financial Statements

EconoShare, Inc.
 (A Development Stage Enterprise)
Balance Sheet
December 31, 2007
(Unaudited)

Assets
Current assets:
Cash	$469

Total current assets	469

Total assets	$469

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$9,713
Accrued expenses	18,949
Accrued salaries	45,834
Total current liabilities	74,496

Total liabilities	74,496

Commitments and contingencies	-

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,791,000 shares issued and outstanding	9,179
Additional paid in capital	44,033
Deficit accumulated during development stage	(127,239)
Total stockholders' deficit	(74,027)

Total liabilities and stockholders' deficit	$469

 The accompanying notes are an integral part of these financial statements.

EconoShare, Inc.
 (A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007	For the cumulative period from June 20, 2007 (Date of Inception) through December 31, 2007

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	8,980	8,980	8,980
Payroll expense	45,834	45,834	45,834
Professional fees	19,283	19,283	19,283
Stock compensation expense	43,533	43,533	43,533
Start-up expenses	-	-	530

Total operating expenses	117,630	117,630	118,160

Loss before provision for income taxes	(117,630)	(117,630)	(118,160)

Provision for income taxes	-	-	-

Net loss	$(117,630)	$(117,630)	$(118,160)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares used in basic and fully diluted per share calculations	24,671,467	13,335,734

The accompanying notes are an integral part of these financial statements.

EconoShare, Inc.
 (A Development Stage Enterprise)

Statement of Changes in Stockholders’ Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through December 31, 2007
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)

Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of options	-	-	43,533	-	43,533

Forgiveness of accounts payable from a shareholder	-	-	500	-	500

Net loss	-	-	-	(117,630)	(117,630)

Balance, December 31, 2007	91,791,000	$9,179	$44,033	$(127,239)	$(74,027)

The accompanying notes are an integral part of these financial statements.

EconoShare, Inc.
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

		Accumulated
		Period June 20, 2007
	For the Six	(Date of Inception)
	Months Ended	through
	December 31, 2007	December 31,2007
Operating Activities
Net loss	$(117,630)	$(118,160)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Options issued to an employee as compensation	43,533	43,533
Forgiveness of Accounts Payable	500	500
Increase in
Accounts Payable	9,283	9,713
Accrued Expenses	18,949	18,949
Accured Salaries	45,834	45,834
Net cash provided by operating activities	469	369

Financing Activities
Issuance of Common Stock	0	100
Net cash provided (used) by financing activities	0	100

Net change in cash	469	469

Cash at beginning of period	0	0

Cash and cash equivalents, end of period	$469	$469

Supplemental disclosures of Non-Cash Flow Financing Activities

Common Stock Issued for acquisition	9,079	9,079

The accompanying notes are an integral part of these financial statements.

EconoShare, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

 December 31, 2007
(Unaudited)

1.         Background Information

EconoShare, Inc. was incorporated on August 1, 2005 in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

On December 6, 2007, EconoShare, Inc. (the “Company”) acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation, pursuant to an Agreement and Plan of Share Exchange (the “Exchange”), with Cellceutix Pharma  becoming a wholly-owned subsidiary of EconoShare, Inc.  Cellceutix Pharma, Inc, was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists. Upon consummation of the Exchange, EconoShare adopted the business plan of Cellceutix Pharma, Inc.

Pursuant to the terms of the Exchange, EconoShare, Inc.  acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 91,791,000 shares of EconoShare, Inc.   common stock issued and outstanding. As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of EconoShare, Inc.  The EconoShare, Inc. shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma, Inc. common stock held by such Cellceutix Pharma shareholder at the time of the Exchange.

The former holders of Cellceutix Pharma Common Stock now beneficially own approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control. As of the date of this report, there are 91,791,000 shares of Common Stock issued and outstanding.  For financial accounting purposes, the acquisition was a reverse acquisition of EconoShare, Inc. by Cellceutix Pharma, Inc., under the purchase method of accounting, and was accounted for as a recapitalization as of June 20, 2007 with Cellceutix Pharma, Inc. as the accounting acquirer. Upon consummation of the Exchange, EconoShare, Inc. adopted the business plan of Cellceutix Pharma, Inc.

On January 14, 2008, a majority of the shareholders of EconoShare, Inc. approved an amendment to the Registrant’s articles of incorporation to change the name of the Registrant to Cellceutix Corporation.  Upon the filing of a Definitive Information Statement and effectiveness of the name change the Company applied to the National Association of Security Dealers to change its stock symbol on the Over the Counter Bulletin Board. The Company is considered a development stage company at this time.

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through December 31, 2007, the Company has had a net loss of $118,160, no sales and negative working capital of $74,027 at December 31, 2007.  As of December 31, 2007, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

3.         Significant Accounting Policies

The significant accounting policies followed are:

Concentrations of Credit Risk
All cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Financial Instruments
The Company’s financial instruments include cash, accounts payable and accrued liabilities.  The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items and due to the use of market rates of interest.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Research and Development
Expenditures for research, development, and engineering of products are expensed as incurred.  For the three and six month periods ended December 31, 2007, and since inception, the Company did not incur any research and development costs.

Long-Lived Assets
The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, not subject to amortization, to be held and used or disposed of.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At December 31, 2007, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

Income Taxes
Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Basic Earnings (Loss) per Share

Basic Earnings (Loss) per share is calculated in acccordance with SFAS NO. 128 "Earnings Per Share" by dividing income or loss attributable to common stockholders by weighted average common stock outstanding.  Diluted earnings per share is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares.  In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.  Total stock options not included in the calculation of common shares outstanding (including both exercisable and non exercisable) for the three and six months ended December 31, 2007 was 917,910 for each of the respective periods.

Common stock equivalents for all periods presented were anti-dilutive due ot the net losses sustained by the Company during these periods.

Accounting for Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on June 20, 2007 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The fair value of each option was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the monthly trading of a similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected term (in years)	3
Expected stock price volatility	86.4%
Risk-free interest rate	3.15%
Expected dividend yield	0%
Estimated fair value per option granted	0.05

Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  The adoption of FIN 48 did not have a material effect on the Company's overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.	Commitments and Contingencies

Pharmaceutical Compounds

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277 and KM 278, by their inventors. On October 17, 2007, the Company was assigned all right, title, and interest to an additional three pharmaceutical compounds; KM 133 KM 362 and KM 3174. In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon.  The Company intends to file patent applications for each of these six compounds as funds become available.

The Company must continue the research and development of these Compounds and has therefore, assigned no value to these Compounds.

Employment Agreements

On December 7, 2007, the Company entered into employment agreements with its two executive officers, George Evans, Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with minimum annual base salaries of $200,000 in the first year, $300,000 in the second year and $400,000 in the third year.  In addition, the agreements provide for bonuses according to the following schedule:

Upon receiving IND: $250,000 if received within 10 months
$150,000 if received within 12 months
$100,000 if received within 16 months

Completion of Phase 1with clinical results that would have Kevitrin proceed to Phase 2/3:
$450,000 if received within 18 months
$350,000 if received within 24 months
$150,000 if received within 28 months

Start Phase 2/3:
$500,000 if within 36 months
$350,000 if within 42 months
$150,000 if within 48 months

The bonus obligations do not commence until the Company receives a financing commitment in an amount of at least $4,000,000.

The agreement with Mr. Evans also provides a grant of options to purchase 917,910 shares of the Company's stock with an exercise price of $0.15 per share and fair value of $43,533.  The agreement calls for the issuance of 1% of the common shares outstanding at each subsequent anniversary year.

5.	Related Party Transactions

Office Lease:

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, EconoShare, Inc. began renting office space from KARD, on a month to month basis for $900 per month.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an Investigational New Drug Application (“IND”) submission to the US Food and Drug Administration (“FDA”).  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and we retain all intellectual property resulting from the services by KARD. Key provisions of the agreement with KARD include:  Pharmacokinetic and pharmacodynamic studies of Kevetrin using standard protocols and bioavailability of Kevetrin to the body and to tumor tissue, at a cost of $400,000; Pre-IND meeting at no additional charge; Toxicity studies as required for an IND filing, at a cost of $1.5 million.

The agreed terms of payment are 50% of the (above) amounts at the outset of the study or other service, and the balance at the completion of the study or other service. To date we have not incurred any services or charges by KARD.

6.	Subsequent Event

On January 14, 2008, a majority of our common stockholders voted in favor of amending the Company’s Articles of Incorporation to change the name of the Company to “Cellceutix Corporation” and to increase the Company’s authorized capital stock to 310,000,000, shares of which 300,000,000 shares will be Common Stock, $0.0001 par value, and 10,000,000 shares will be Preferred Stock, $0.0001 par value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

OUR CORPORATE HISTORY

EconoShare, Inc. was incorporated on August 1, 2005  in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

On December 6, 2007, EconoShare, Inc. (the “Company”) acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation , pursuant to an Agreement and Plan of Share Exchange (the “Exchange”), with Cellceutix Pharma  becoming a wholly-owned subsidiary of EconoShare.  Cellceutix Pharma, Inc, was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists. Upon consummation of the Exchange, EconoShare adopted the business plan of Cellceutix Pharma.

Pursuant to the terms of the Exchange, EconoShare, Inc.  acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 91,791,000 shares of EconoShare, Inc.   common stock issued and outstanding. As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of EconoShare, Inc.  The EconoShare, Inc. shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma. common stock held by such Cellceutix Pharma shareholder at the time of the Exchange.

The former holders of Cellceutix Pharma Common Stock now beneficially own approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control. As of the date of this report, there are 91,791,000 shares of Common Stock issued and outstanding.  For financial accounting purposes, the acquisition was a reverse acquisition of EconoShare, Inc. by Cellceutix Pharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with Cellceutix Pharma, Inc. as the accounting acquirer. Upon consummation of the Exchange, EconoShare, Inc. adopted the business plan of Cellceutix Pharma, Inc.

On January 14, 2008, a majority of the shareholders of EconoShare, Inc. approved an amendment to the Registrant’s articles of incorporation to change the name of the Registrant to Cellceutix Corporation.  Upon the filing of a Definitive Information Statement and effectiveness of the name change on February 1, 2008, the Company applied to the National Association of Security Dealers to change its stock symbol on the Over the Counter Bulletin Board. The Company is considered a development stage company at this time.

Management’s Plan of Operation

As a result of the Exchange with Cellceutix Pharma, Inc., we are an early stage developmental biopharmaceutical company.

In August 2007 and October 2007, we acquired exclusive rights to a total of six pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of head and neck cancers.   This compound is furthest along in in-vivo studies in small animals.  Based on the results, the Company has decided to advance it along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include the design and oversight of clinical trials, the development and execution of strategies for the protection and maintenance of intellectual property rights and the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a very limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we are currently engaged in pre-clinical testing of one of our product candidates and intend to out-source clinical trials, pre-clinical testing and the manufacture of clinical materials to third parties.

We are now engaged in organizational activities and sourcing compounds and materials.  We have not obtained any funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Liquidity and Capital Resources

As of December 31, 2007 the Company had a cash balance of $469.  The Company will need to raise substantial funds in order to execute its product development plan.   Based upon our current rate of expenditure, we do not have cash available to maintain any operations.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

Requirement for Additional Capital

Research and Development Costs. The Company has not yet engaged in any research and development activities. We currently do not have funds to meet our planned drug development for the next twelve months and we may not be able to obtain the necessary financing. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next  twelve months:

1
Research and Development of $3,500,000: Includes planned costs for Kevetrin of $3,000,000 for additional in-vivo and in-vitro studies  which should result with the data required to file an investigational new drug application with the  FDA; and $500,000 in preclinical development costs for our other compounds.

2	Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred.
3
Capital costs of $250,000: This is the estimated cost for equipment and laboratory improvements. The Company plans to incur these costs if the planned trials in the first calendar quarter of 2008 show improvement over present treatments.

4
Staffing costs of $500,000: The Company expects to incur these costs for the filing of  an investigational new drug application with the  FDA. This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately $5,000,000 to meet its budget. The Company does not have any arrangements at this time for equity or other financings. If we are unable to obtain additional financing, our business plan will be significantly delayed.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in internal control over financial reporting.

There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On January 14, 2008, a majority of our common stockholders voted in favor of amending the Company’s Articles of Incorporation to change the name of the Company to “Cellceutix Corporation” and to increase the Company’s authorized capital stock to 310,000,000, shares of which 300,000,000 shares will be Common Stock, $0.0001 par value, and 10,000,000 shares will be Preferred Stock, $0.0001 par value.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

Exhibit

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

During the fiscal quarter ended December 31, 2007, the Company filed a Current Reports on Form 8-K on December 12, 2007 which disclosed the following items:

Items Reported
Item 2.01: Completion of Acquisition or Disposition of Assets
Item 4.01: Changes in Registrant’s Certifying Accountant
Item 5.01: Changes in Control of Registrant
Item 5.02: Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
Item 5.06: Change in Shell Company Status
Item 9.01: Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 19, 2008

ECONOSHARE, INC.

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	February 19, 2008