Form 10-Q
period 2008-03-31
EconoShare, Inc.
filed 2008-05-15
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – QSB
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 000-52321

Cellceutix Corporation

 (Exact name of registrant as specified in its charter)

Nevada	13-4303398

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

187 Ballardvale St, Suite A225, Wilmington, MA 01887

 (Address of principal executive offices and zip code)

(978)-633-3623
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 9, 2008 was 91,791,000 shares.

CELLCEUTIX CORPORATION
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheet – March 31, 2008 (Unaudited)	2

Statements of Operations (Unaudited) - For the Three Months and Nine Month Ended March 31, 2008, and for cumulative period from June 20, 2007 (Date of Inception) to March 31, 2008	3

Statement of Changes in Stockholders’ Deficit (Unaudited) - For the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2008	4

Statements of Cash Flows (Unaudited) - For the Nine Months Ended March 31, 2008 and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2008	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations	9

Item 3. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	11
Si Signatures	12

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheet

March 31, 2008
(Unaudited)

Assets
Current assets:
Cash	$469
Prepaid Expenses	15,000

Total current assets	15,469

Total assets	$15,469

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$29,112
Accrued expenses	20,949
Accrued salaries	183,334
Due to Related Party	32,310
Total current liabilities	265,705

Total liabilities	265,705

Commitments and contingencies	-

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,791,000 shares issued and outstanding	9,179
Additional paid in capital	44,033
Deficit accumulated during development stage	(303,448)
Total stockholders' deficit	(250,236)

Total liabilities and stockholders' deficit	$15,469

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008	For the cumulative period from June 20, 2007 (Date of Inception) through March 31, 2008

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	7,318	16,298	16,298
Payroll expense	137,500	183,334	183,334
Professional fees	31,391	50,674	50,674
Stock compensation expense	-	43,533	43,533
Start-up expenses	-	-	530

Total operating expenses	176,209	293,839	294,369

Loss before provision for income taxes	(176,209)	(293,839)	(294,369)

Provision for income taxes	-	-	-

Net loss	$(176,209)	$(293,839)	$(294,369)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares used in basic and fully diluted per share calculations	91,791,000	39,297,295

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statement of Changes in Stockholders’ Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through March 31, 2008
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)

Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of options	-	-	43,533	-	43,533

Forgiveness of accounts payable from a shareholder	-	-	500	-	500

Net loss	-	-	-	(293,839)	(293,839)

Balance, March 31, 2008	91,791,000	$9,179	$44,033	$(303,448)	$(250,236)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2008	For the Cumulative Period June 20, 2007 (Date of Inception) through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,839)	$(294,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Options granted to employees as compensation	43,533	43,533
Forgiveness of accounts payable	500	500
Changes in current assets and liabilities:
Prepaid expenses	(15,000)	(15,000)
Accounts payable	28,682	29,112
Accrued expenses	20,949	20,949
Accrued salaries	183,334	183,334
Net cash used in operating activities	(31,841)	(31,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	32,310	32,310
Issuance of common stock	—	100
Net cash provided by financing activities	32,310	32,410

NET DECREASE IN CASH AND CASH EQUIVALENTS	469	469

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$469	$469

SUPPLEMENTAL DISCLOSURES OF
NON CASH FLOW FINANCING ACTIVITIES

Common stock issued for Acquisition	$9,079	$9,079

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

 March 31, 2008
(Unaudited)

1.         Background Information

EconoShare, Inc. was incorporated on August 1, 2005 in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

On December 6, 2007, EconoShare, Inc. (the “Company”) acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation (“Cellceutix Pharma”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”), with Cellceutix Pharma  becoming a wholly-owned subsidiary of EconoShare, Inc.  Cellceutix Pharma, Inc. was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists. Upon consummation of the Exchange, EconoShare adopted the business plan of Cellceutix Pharma, Inc.

Pursuant to the terms of the Exchange, EconoShare, Inc. acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 91,791,000 shares (the “Exchange of Shares”) of EconoShare, Inc. Common Stock issued and outstanding. As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of EconoShare, Inc.  The Exchange Shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma common stock held by such Cellceutix Pharma shareholder at the time of the Exchange.

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

On January 14, 2008, a majority of the shareholders of EconoShare, Inc. approved an amendment to the Registrant’s articles of incorporation to change the name of the Registrant to Cellceutix Corporation.  Upon the filing of a Definitive Information Statement and effectiveness of the name change the Company applied to the National Association of Security Dealers to change its stock symbol on the Over the Counter Bulletin Board, resulting in the Company’s new stock symbol of “CTIX”. The Company is considered a development stage company at this time.

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through March 31, 2008, the Company has had a net loss of $294,369, no sales and negative working capital of $250,236 at March 31, 2008.  As of March 31, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  For the three and nine month periods ended March 31, 2008, and since inception, the Company did not incur any research and development costs.

Long-Lived Assets

The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, not subject to amortization, to be held and used or disposed of.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At March 31, 2008, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company generated net losses since inception and accordingly did not record a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Basic Earnings (Loss) per Share

Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, “Earnings per Share,” by dividing income or loss attributable to common stockholders by weighted average common stock outstanding.  Diluted earnings per share is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares.  In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.  Total stock options not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) for the three and nine months ended March 31, 2008 was 917,910 for each of the respective periods.

Common stock equivalents for the all periods presented were anti-dilutive due to the net losses sustained by the Company during these periods.

Accounting for Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on June 20, 2007 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is planning to adopt SFAS No. 157 effective July 1, 2008 but does not expect it to have an impact on the financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company is planning to adopt SFAS No. 159 effective July 1, 2008 but does not expect it to have an impact on the financial position and results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

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

Office Lease

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

6.           Due To Related Party

As of March 31, 2008, Leo Ehrlich, CFO loaned the Company $32,310 for the purposes of operational expenditures.  The loan is not interest bearing and is not collateralized. The Company expects to repay this loan during the 2008 fiscal year.

7.           Subsequent Event

On April 15, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services for one year beginning April 28, 2008. The agreement provides for the payment of an annual fee of $125,000, payable in equal quarterly installments of $31,250, and 100,000 shares of the client’s common stock. In addition the agreement grants the consultant incentive compensation which could result in the issuance of up to 350,000 shares of the Company’s common stock.  As of March 31, 2008, the Company has paid $15,000 toward the first quarterly installment of $31,250.

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On December 6, 2007, EconoShare, Inc. (the “Company”) acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation , (“Cellceutix Pharma”) pursuant to an Agreement and Plan of Share Exchange (the “Exchange”), with Cellceutix Pharma  becoming a wholly-owned subsidiary of EconoShare.  Cellceutix Pharma, Inc, was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists. Upon consummation of the Exchange, EconoShare adopted the business plan of Cellceutix Pharma.

Pursuant to the terms of the Exchange, EconoShare, Inc.  acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares (the “Exchange Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 91,791,000 shares of EconoShare, Inc. common stock issued and outstanding. As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of EconoShare, Inc.  The Exchange Shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma. common stock held by such Cellceutix Pharma shareholder at the time of the Exchange.

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
On January 14, 2008, a majority of the shareholders of EconoShare, Inc. approved an amendment to the Registrant’s articles of incorporation to change the name of the Registrant to Cellceutix Corporation.  Upon the filing of a Definitive Information Statement and effectiveness of the name change on February 1, 2008, the Company applied to the National Association of Security Dealers (NASD) to change its stock symbol on the Over the Counter Bulletin Board which resulted in the Company’s stock symbol being  changed to CTIX.

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

We are now engaged in organizational activities and sourcing compounds and materials.  We have not obtained any funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future (see subsequent events). We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Liquidity and Capital Resources

As of March 31, 2008 the Company had a cash balance of $469.  Although in May 2008, the Company received $400,000 from the issuance of convertible debentures (see subsequent events), the Company will need to raise substantial funds in order to execute its product development plan.   Based upon our expected rate of expenditures, we currently have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2008, however it is not enough to meet our planned expenditures for the next twelve months.  The Company will seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

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

3           Capital costs of $250,000: This is the estimated cost for equipment and laboratory improvements. The Company plans to incur these costs if the planned trials in the calendar year of 2008 show improvement over present treatments.

4           Staffing costs of $500,000: The Company expects to incur these costs for the filing of  an investigational new drug application with the  FDA. This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately $5,000,000 to meet its budget. The Company does not have any arrangements at this time for equity or other financings other then the financing completed on May 7, 2008. (See Subsequent events).  If we are unable to obtain additional financing, our business plan will be significantly delayed.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services.

Subsequent Events

On April 15, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services for one year beginning April 28, 2008. The agreement provides for the payment of an annual fee of $125,000, payable in equal quarterly installments of $31,250, and 100,000 shares of the client’s common stock. In addition the agreement grants the consultant incentive compensation which could result in the issuance of up to 350,000 shares of the Company’s common stock.

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Controls and Procedures

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 covered by this Quarterly Report on Form 10-QSB.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2008.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 2. Unregistered sales of equity securities

Subsequent to March 31, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

On January 14, 2008, a majority of our holders of common stock, par value $0.0001 per share (the “Common Stock”) voted in favor of amending the Company’s Articles of Incorporation to change the name of the Company to “Cellceutix Corporation” and to increase the Company’s authorized capital stock to 310,000,000, shares of which 300,000,000 shares will be Common Stock, $0.0001 par value, and 10,000,000 shares will be Preferred Stock, $0.0001 par value.

Item 5.  Other Information

None

Item 6. Exhibits

(a) Exhibit index

Exhibit

10.1	SECURITY AGREEMENT, dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners, White Star LLC, and Dahlia Nordlicht.

10.2	CONVERTIBLE PROMISSORY NOTE dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners, White Star LLC, and Dahlia Nordlicht.

10.3	GUARANTY dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners, White Star LLC, and Dahlia Nordlicht. .

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2008

CELLCEUTIX CORPORATION

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	May 15, 2008