Form 10QSB/A
period 2008-03-31
EconoShare, Inc.
filed 2008-05-15
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – QSB/A
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

EXPLANATORY NOTE

Cellceutix Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended on March 31, 2008, originally filed with the Securities and Exchange Commission on May 15, 2008 to correct amend the filing on Form 10-QSB format and to include the events set forth in “Item 5. Other Information.”  Other than these changes, this Amendment does not amend, update or change any other disclosures contained in the Original Report.

CELLCEUTIX CORPORATION
FORM 10-QSB/A
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

Item 5.  Other Information

On May 7, 2008, the Company consummated subscriptions with certain investors pursuant to which the Registrant sold $400,000 of Convertible Promissory Notes (the "Notes") with interest at the rate of 9% per annum and due on December 1, 2009.  The Company’s obligations under the Notes are secured by secured by all of the assets of the Registrant and its wholly-owned subsidiary, Cellceutix Pharma, Inc. (“CPI”) and the guarantee of CPI.   The Notes are convertible into shares of the Company ’s common stock, par value $0.0001 per share (the "Common Stock") at a conversion price of $1.50 per share.

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