Form 10KSB
period 2008-06-30
Cellceutix CORP
filed 2008-09-24
CIK 1355250

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________

Commission File Number: 000-52321

Cellceutix Corporation
(Exact name of registrant as specified in its charter)

Nevada	13-4303398
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)
100 Cumming Center, Suite 151-B
Beverly, MA 01915
(Address of principal executive offices and zip code)
 (978)-633-3623
(Registrant’s telephone number, including area code)

187 Ballardvale St, Suite A225, Wilmington, MA 01887
(Former Name or Former Address, if Changed Since Last Report)

FORM 10-KSB INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1, Description of Business - Risk Factors.”

GENERAL

Acquisition of Cellceutix Pharma, Inc.

On December 6, 2007, Cellceutix Corporation, formerly known as EconoShare, Inc., (the “Company” or the “Registrant”) acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation  pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  Cellceutix Pharma, Inc, was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists. Upon consummation of the Exchange, the Company adopted the business plan of Cellceutix Pharma, Inc..

Pursuant to the terms of the Exchange, the Company  acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 91,791,000 shares of the Company’s  common stock issued and outstanding. As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of the Company.  The Company’s shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma common stock held by such Cellceutix Pharma shareholder at the time of the Exchange.

At the effective time of the Acquisition, our board of directors was reconstituted by the resignation of Mr. Hyman Schwartz and Jacob Werczberger from their role as directors, and the appointment of George W. Evans and Krishna Menon as directors (both of whom were directors of Cellceutix Pharma immediately prior to the Exchange). Our executive management team also was reconstituted following the resignation of Hyman Schwartz as Company president, and new officers were appointed in place of our former officers. See Item 9.

The former holders of Cellceutix Pharma Common Stock now beneficially own approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represents a change in control. As of the date of this report, there are 91,891,000 shares of Common Stock issued and outstanding.   For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Cellceutix Pharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with Cellceutix Pharma, Inc. as the acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Cellceutix Pharma, Inc.

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

OVERVIEW

EconoShare, Inc. was incorporated on August 1, 2005   in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.  As a result of the Exchange with Cellceutix Pharma, Inc., we have adopted the business plan of Cellceutix Pharma, and now we are an early stage developmental biopharmaceutical company.  The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations.

We have acquired exclusive rights to six different pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or may be identified in the future.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of head and neck cancers.  This compound is furthest along in in-vivo studies in small animals.  Based on the results, the Company has decided to advance it along the regulatory and clinical pathway.

We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include the design and oversight of clinical trials, the development and execution of strategies for the protection and maintenance of intellectual property rights and the interaction with regulatory authorities worldwide.

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

Our current portfolio of product candidates in pre-clinical development includes two anti-cancer agents targeting four different tumors, one candidate targeting rheumatoid arthritis, another small molecule with potential for indications of osteo-arthritis/asthma, and another small molecule with  a potential for indications of neurological disorders for the treatment of Multiple Sclerosis, Lou Gherig Disease, and/or Parkinson's Disease.

On May 7, 2008 the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $488,858 at June 30, 2008. For the year ended June 30, 2008 the Company had a net loss of $479,249. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The accompanying financial statements on pages of this Form 10-KSB have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Glossary of Terms  -definitions of certain technical terms used in this report that are commonly used in the pharmaceutical and biotechnology industries

Adenocarcinoma: A cancer that originates in glandular tissue

AKT:  Also known  as AKT1 or protein kinase B (PKB) is an important molecule in mammalian cellular signaling.

Alkylating agent:  A compound that interferes with the cell's DNA and inhibits cancer cell growth.

Angiogenesis: is a physiological process involving the growth of new blood vessels from pre-existing vessels.

Carcinomas: A type of cancer that arises from the lining cells of the body, called epithelial cells. Epithelial cells form the outer layer of the skin, and the membranes lining the digestive tract, bladder and uterus, as well as the tubes and ducts that run through the body's organs.

Cisplatin: is a platinum-based chemotherapydrug used to treat various types of cancers.

Cytotoxicity: is the quality of being toxic to cells. Examples of toxic agents are a chemical substance or an immune cell.

Epifluorescence microscope - A fluorescence microscope uses a much higher intensity light to illuminate the sample. This light excites fluorescence species in the sample, which then emit light of a longer wavelength. A fluorescent microscope also produces a magnified image of the sample, but the image is based on the second light source -- the light emanating from the fluorescent species -- rather than from the light originally used to illuminate, and excite, the sample.

Folate:  A B-complex vitamin that is being studied as a cancer prevention agent.

Immunocytochemistry:   A method of detecting cancer in tissues. Monoclonal antibodies are used to stain the tissues and cells before examination under a microscope

Immunolocalisation:  The immunoresponse noticed locally

In-vitro: refers to the technique of performing a given experiment in a test tube, or, generally, in a controlled environment outside a living organism.

In-vivo: refers that which takes place inside an organism. In science, in vivo refers to experimentation done in or on the living tissue of a whole, living organism as opposed to a partial or dead one. Animal testing and clinical trials are forms of in vivo research.

Isotoxic: Compounds that shows toxicity levels equally at given doses.

LTB4; Leukotriene B4 (LTB4) is a notable participant in inflammation and chemotaxis.

Lysates: are a variety of cell and tissue used as positive controls for our antibodies.

p53, also known as protein 53:  A tumor suppressor gene that is mutated in many human cancers and results in the loss of a cell’s ability to check for DNA damage

Small molecule drug:  A medicinal drug compound having a molecular weight of less than 1000 Daltons, and typically between 300 and 700 Daltons.

Western Blot Analysis: A technique used to identify and locate proteins based on their ability to bind to specific antibodies.

Xenograft: The cells of one species transplanted to another species.

The Company’s Pipeline Consists of the Following Compounds:

Compound	Disease	Development Stage
Kevetrin	Head and Neck Cancers	Preclinical
KM 277	Arthritis	Preclinical
KM 278	Arthritis/Asthma	Preclinical
KM 133	Psoriasis	Preclinical
KM 362	Cancer	Early R&D
KM-3174	(MS/ALS/Park)	Early R&D

Compound: Kevetrin

Disease: Head and Neck Cancers

Our lead product candidate, Kevetrin, was discovered by Dr. Krishna Menon, a Company founder. The Company acquired exclusive rights to Kevetrin in August 2007.  (SEE ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Kevetrin, is initially being developed to treat head and neck cancers. There is a potential for use of Kevetrin in multiple tumor types, however further research can only begin when the Company has adequate capital resources.

Kevetrin is being developed as an intravenous (IV) infusion therapy (the giving of the drug directly into the vein).

Cancer is the second leading cause of death in the United States according to the American Cancer Society's 2006 Cancer Facts and Figures. The five-year survival rates for patients with cancers that have spread from its original site are poor. These poor survival rates reflect the limitations of current treatments and the development of resistance to available treatments. In addition, current treatments are often associated with severe toxic side effects.

The following, taken from http://www.cancer.gov provides informative information on Head and Neck Cancers.

 1.             What is cancer?

Cancer is a group of many related diseases that begin in cells, the body's basic unit of life. Normally, cells grow and divide to form new cells in an orderly way. They perform their functions for a while, and then they die. Sometimes, however, cells do not die. Instead, they continue to divide and create new cells that the body does not need. The extra cells form a mass of tissue, called a growth or tumor. There are two types of tumors: benign and malignant. Benign tumors are not cancer. They do not invade nearby tissue or spread to other parts of the body. Malignant tumors are cancer. Their growth invades normal structures near the tumor and spreads to other parts of the body. Metastasis is the spread of cancer beyond one location in the body.

2.             What kinds of cancers are considered cancers of the head and neck?

Most head and neck cancers begin in the cells that line the mucosal surfaces in the head and neck area, e.g., mouth, nose, and throat. Mucosal surfaces are moist tissues lining hollow organs and cavities of the body open to the environment. Normal mucosal cells look like scales (squamous) under the microscope, so head and neck cancers are often referred to as squamous cell carcinomas. Some head and neck cancers begin in other types of cells. For example, cancers that begin in glandular cells are called adenocarcinomas.

Cancers of the head and neck are further identified by the area in which they begin:

•
Oral cavity. The oral cavity includes the lips, the front two-thirds of the tongue, the gingiva (gums), the buccal mucosa (lining inside the cheeks and lips), the floor (bottom) of the mouth under the tongue, the hard palate (bony top  of the mouth), and the small area behind the wisdom teeth.

•
Salivary glands. The salivary glands produce saliva, the fluid that keeps mucosal surfaces in the mouth and throat moist. There are many salivary glands; the major ones are in the floor of the mouth, and near the jawbone.

•	Paranasal sinuses and nasal cavity. The paranasal sinuses are small hollow spaces in the bones of the head surrounding the nose. The nasal cavity is the hollow space inside the nose.

•
Pharynx. The pharynx is a hollow tube about 5 inches long that starts behind the nose and leads to the esophagus (the tube that goes to the stomach) and the trachea (the tube that goes to the lungs). The pharynx has three parts:

•	Nasopharynx. The nasopharynx, the upper part of the pharynx, is behind the nose.

•	Oropharynx. The oropharynx is the middle part of the pharynx. The oropharynx includes the soft palate (the back of the mouth), the base of the tongue, and the tonsils.

•	Nasopharynx. The nasopharynx, the upper part of the pharynx, is behind the nose.

•	Oropharynx. The oropharynx is the middle part of the pharynx. The oropharynx includes the soft palate (the back of the mouth), the base of the tongue, and the tonsils.

•	Hypopharynx. The hypopharynx is the lower part of the pharynx.

•
Larynx. The larynx, also called the voicebox, is a short passageway formed by cartilage just below the pharynx in the neck. The larynx contains the vocal cords. It also has a small piece of tissue, called the epiglottis, which moves to cover the larynx to prevent food from entering the air passages.

•
Lymph nodes in the upper part of the neck. Sometimes, squamous cancer cells are found in the lymph nodes of the upper neck when there is no evidence of cancer in other parts of the head and neck. When this happens, the cancer is called metastatic squamous neck cancer with unknown (occult) primary.

       Cancers of the brain, eye, and thyroid as well as those of the scalp, skin, muscles, and bones of the head and neck are not usually grouped with cancers of the head and neck.

3.     How common are head and neck cancers?

Head and neck cancers account for approximately 3 to 5 percent of all cancers in the United States. These cancers are more common in men and in people over age 50. It is estimated that about 39,000 men and women in this country will develop head and neck cancer in 2005. (The number of new cases of head and neck cancers in the United States was 40,490 in 2006, accounting for about 3% of adult malignancies. 11,170 patients died of their disease in 2006. Jemal A, Siegel R, Ward E, Murray T, Xu J, Smigal C, Thun M. "Cancer statistics, 2006". CA Cancer J Clin 56 (2): 106-30.

4.      What causes head and neck cancers?

Tobacco (including smokeless tobacco, sometimes called “chewing tobacco” or “snuff”) and alcohol use are the most important risk factors for head and neck cancers, particularly those of the oral cavity, oropharynx, hypopharynx, and larynx. Eighty-five percent of head and neck cancers are linked to tobacco use. People who use both tobacco and alcohol are at greater risk for developing these cancers than people who use either tobacco or alcohol alone.

Other risk factors for cancers of the head and neck include the following:

•	Oral cavity. Sun exposure (lip); possibly human papillomavirus (HPV) infection.

•	Salivary glands. Radiation to the head and neck. This exposure can come from diagnostic x-rays or from radiation therapy for noncancerous conditions or cancer.

•	Paranasal sinuses and nasal cavity. Certain industrial exposures, such as wood or nickel dust inhalation. Tobacco and alcohol use may play less of a role in this type of cancer.

•	Nasopharynx. Asian, particularly Chinese, ancestry; Epstein-Barr virus infection; occupational exposure to wood dust; and consumption of certain preservatives or salted foods.\

•	Oropharynx. Poor oral hygiene; HPV infection and the use of mouthwash that has a high alcohol content are possible, but not proven, risk factors.

•
Hypopharynx. Plummer-Vinson (also called Paterson-Kelly) syndrome, a rare disorder that results from iron and other nutritional deficiencies. This syndrome is characterized by severe anemia and leads to difficulty swallowing due to webs of tissue that grow across the upper part of the esophagus.

•	Larynx. Exposure to airborne particles of asbestos, especially in the workplace.

Kevetrin Studies To Date

Prior to our acquisition of exclusive rights to Kevetrin, a small molecule now proprietary to the Company, the molecule had been subjected to extensive initial in-vitro and in-vivo studies. Kevetrin acts on multiple biological pathways as an alkylating agent, AKT inhibitor and LTB4 inhibitor with anti-angiogenic properties. Kevetrin has shown to have potent activity against various cancer cell lines both in-vitro and in-vivo.  Since the compound works through MMOA, “Multiple Mechanisms of Action”, a single compound can attack the progress of cancer through multiple biological pathways, as well as may have a positive impact on other diseases.  These “Multple Mechanisms of Actions” may have a better potential to attack the cancer cells through multiple pathways that affect the multiplication and formation of the cancer cells along with interruption of the formation of new blood vessels that supply vital nutrients to tumor cells and sustain the tumor growth.

Growth Inhibition Assays

The cytotoxicity was determined by the MTT assay. Briefly, cells were seeded in 24-well tissue culture plates at 10,000-15,000 cells/well and incubated overnight. The exponentially growing cells were then exposed to different drug concentrations for three to four generation times. Cellular viability was determined by exposing cells to the MTT tetrazolium salt for 4 h at 37°C, and the formation of Formazan was measured at 560 nm by a microplate reader. The concentration inhibiting cell growth by 50% compared with untreated controls was determined from the curves plotting survival as a function of dose. All values are average of at least three independent experiments each done in duplicates.  The results showed that Kevetrin has potent cytotoxic activity. Therefore, Kevetrin was selected for further development.

Immunolocalisation of p53

To determine the localization of p53, immunocytochemistry was carried out. Briefly, HCT-116 cells were attached to glass slides overnight and exposed to isotoxic concentrations of Kevetrin (300 ng/ml),  or Cisplatin (11 µg/ml) for 6 h. After drug exposure, cells were fixed with 3.7% formaldehyde, permeabilized with 0.25% Triton X-100, and blocked with 1% BSA. Cells were then incubated for 1 h with anti-p53 polyclonal antibodies (Sc-6243; Santa Cruz Biotechnology) followed by secondary anti-rabbit FITC-conjugated antibodies (Amersham Life Sciences). Coverslips were mounted in Vectashield (Vector Laboratories) and analyzed with an epifluorescence microscope Axiovert 100M equipped with appropriate filters and laser confocal scanning system LSM 510 by using a plan Apochromat x63 objective (Zeiss). ). P53 is a very important protein in the development of colorectal cancers. This experiment demonstrated that Kevetrin has potent activity in cancers that contain p53 proteins. This activity is another reason that we selected Kevetrin for further development.

Western Blot Analysis

Western blot analysis was performed. Whole cell lysates were prepared from cells treated with isotoxic concentrations of Kevetrin (300 ng/ml), or Cisplatin (11 µg/ml) for 6 h. Proteins (50 µg/lane) were separated on a 4-12% polyacrylamide SDS gel and transferred to PolyScreen membranes.  The presence of p53, p21, and Я-actin was revealed by anti-p53 antibodies (Sc-6243; Santa Cruz Biotechnology), anti-p21 antibodies (Sc-3976; Santa Cruz Biotechnology), and anti-actin antibodies (Sc-1616; Santa Cruz Biotechnology), respectively, followed by incubation with peroxidase-conjugated secondary antibodies (Jackson ImmunoResearch) and detection by enhanced chemiluminescence (New England Nuclear).  The proteins p53, p21 and B-actin are very important in the development of cancers. Suppressing these proteins is vital in the treatment of cancer, and the enhanced suppression of such proteins was shown in the experiment. Therefore Kevetrin was selected for development.

Influence of Kevetrin on the Viability of Human Tumor Cell Lines

The influence of Kevetrin on the viability of 10 different types of human tumor cells, including carcinomas of the lung, colon, breast, ovary, prostate, sarcomas, gliomas, and leukemias, was determined after continuous exposure to Kevetrin for three doubling times. The cytotoxicity differs>120-fold between the different cell lines ranging from 6 ng/ml for Colo 205 colon carcinoma cells to 640 ng/ml for U2-Os osteosarcoma cells. Generally, Kevetrin has potent activity toward human tumor cells of epithelial origin. The cytotoxic effect of Kevetrin was most pronounced toward non-small cell lung, colon and ovarian carcinomas with IC50s ranging from 11 to 68 ng/ml.

Influence of Kevetrin on the viability of human tumor cell lines. Cellular viability was measured using the MTT assay after continuous exposure to Kevetrin for three doubling times. The indicated concentrations of Kevetrin correspond to the average IC50s. Shaded columns, carcinoma cells; unshaded columns, sarcoma, glioma cells.

Time Dependence of Kevetrin Cytotoxicity

To determine the influence of exposure time on the cytotoxic effects of Kevetrin, DU-145, HCT-116, or HT-29 carcinoma cells were exposed to different concentrations of Kevetrin for 5, 10, 20, 30, or 45 min or 1, 2, 6, 24, or 120 h. Clear time-dependent cytotoxic effects of Kevetrin were observed for all three cell lines with longer exposure  times being associated with increased cytotoxicity . The time dependence was particularly dramatic for exposure times [See figure 1] 30-45 min. In contrast, extending the drug exposure time beyond 24 h had no influence on the cytotoxicity.

Activity Spectra for Kevetrin & Cisplatin

Comparison of the activity spectra of Cisplatin and Kevetrin toward 10 different types of human tumor cells shows clear differences between the two drugs. The activity of Kevetrin was more marked than that of Cisplatin toward lung, head and neck, breast, ovary, colon, and hepatic cell lines. Interestingly, Kevetrin showed activity toward all head and neck (n = 3), non-small cell lung (n = 3), ovary (n = 6), colon (n = 5), and glioma (n = 2) cell lines tested in contrast to Cisplatin, which generally exhibited a more heterogeneous response within a given tumor cell type. The difference between Kevetrin and the Cisplatin was particularly striking for the three head and neck cancer cell lines, where Kevetrin showed activity toward all of the cell lines, whereas Cisplatin was active toward one of the three cell lines. Surprisingly, Kevetrin has only very limited activity toward leukemias, which is unusual for alkylating agents, and different from what is observed for Cisplatin.

Figure 2

The influence of Kevetrin and Cisplatin on the viability of the indicated tumor cell lines was measured using the MTT assay after continuous exposure to Kevetrin for three doubling times. The indicated values are calculated as follows: log (IC50 individual cell line - IC50 average). Negative values indicate that the cell line is more sensitive than the average, whereas positive values indicate that the cell line is more resistant than the average. The average IC50s for all cell lines tested were 4.9 x 10-7 M for Kevetrin and 2.1 x 10-6 M for Cisplatin.

Activity toward Cisplatin-resistant Cells

The development of resistance to Cisplatin is associated with treatment failure and disease progression in several tumor types, such as ovarian cancer. We therefore compared the activities of Kevetrin toward two well-characterized, Cisplatin-resistant ovarian carcinoma cell lines, of A2780. The results show that A2780 resistant cell lines are not resistant to Kevetrin compared with the 7-fold resistance to Cisplatin.

Influence of p53 and p21 Status

Increasing evidence suggests that loss of p53 function is accompanied by increased resistance to alkylating agents, such as Cisplatin. We have compared the influence of Kevetrin toward parental HCT-116 human colon adenocarcinoma cells and the HCT-116 p53 -/- subline, where the p53 gene has been deleted by homogenous recombination. The results show that loss of p53 function has only marginal effect on the cytotoxicity of Kevetrin.  In contrast, p53 deficiency is associated with [See figure 2] 4-fold resistance to Cisplatin compared with parental cells expressing p53. p53 is a transcription factor that is expressed at low levels in the absence of cellular stress, and its expression is induced by a variety of stimuli, usually including DNA damage. Therefore, the independence of p53 status with respect to Kevetrin-mediated cytotoxicity could be caused by lack of p53 induction. Alternatively, p53 might be induced by Kevetrin but not playing an important role in Kevetrin-mediated cell death. To distinguish between these two possibilities, HCT-116 cells were treated with an isotoxic dose of Cisplatin, or Kevetrin followed by immunocytochemistry with a p53-directed antibody. The results show that not only Cisplatin but Kevetrin also was able to induce the accumulation of nuclear p53. The induction of p53 was further confirmed by Western blot analysis. Among the many p53 target genes, the cyclin-dependent kinase inhibitor p21cip-1/waf-1 is the most universally expressed in tumor cell lines. Western blot analysis of p21 expression in cells treated with an isotoxic dose of Kevetrin and Cisplatin shows that both these agents were able to induce p21, thus suggesting that the drug-induced p53 is transcriptionally active. It should be noted that untreated HCT-116 control cells express constitutive levels of p21, which may explain the relatively modest induction of p21 after drug treatment.

Pooled Analysis of Kevetrin Efficacy in Nude Mice with SCC-15 Head and Neck Cancer

Methods

Three experiments were conducted using the same protocol at Kard Scientific, Wilmington, MA, Toxicone in Hyderabad, India and at the University of British Columbia.  In each experiment there were four arms, control, Kevetrin alone, radiation alone, and Kevetrin administered sequentially with radiation.  Each arm included ten nude mice with Head and Neck cancer SCC-15, a squamous cell carcinoma.  Tumor reduction was measured every other day and calculated, until it reached 1500 mgms, starting from approximately 100 mgms.  The results of the experiments were pooled and means and standard deviations were calculated.  Statistical evaluations of active arms compared to control were performed using the Student T-test.

Results

In the pooled analysis, the tumor Reduction in percentage compared to control was:

1.	Radiation alone -36.8% (p<0.003)
2.	Kevetrin alone – 31.5% (p<0.003)
3.	Kevetrin + Radiation – 73.7% (p<0.003).

The improvements in the active arms compared to controls were also statistically significant in the individual experiments.

Analysis

In this analysis, Kevetrin alone, radiation alone and Kevetrin administered sequentially with radiation were effective in reducing tumor size.  There appeared to be a synergistic effect with Kevetrin administered sequentially with radiation.  Based on this analysis, Kevetrin appears to be a viable candidate for development for the treatment of head and neck cancer.

Compound:KM 277

Disease: Arthritis

In-vivo studies on over 1000 animal subjects have been conducted to check for potential efficacy of the compound in rheumatoid arthritis. These studies as well as related in vitro assays have led the Company’s management to believe that the compound has developmental potential for the treatment of the disease.

Compound: KM 278

Disease: Arthritis/Asthma

This compound showed potential efficacy in both Osteo-arthritis animal models and Asthma models in animals. The compounds were tested against standard treatment for asthma and Osteo-arthritis. These studies have led the Company’s management to believe that the compound has developmental potential for the treatment of the diseases.

Compound: KM-133

Disease: Psoriasis

A small molecule, acting on the principles of folate mechanism, is in very early stage development and may have potential efficacy against Psoriasis.

Compound: KM-3174

Disease: MS/ALS/Parkinsons

Amyelination (absence of the myelin sheath on a nerve), is a characteristic in most neurological diseases such as Lou Gherig Disease, Parkinson’s Disease and Multiple Sclerosis.   Initial studies suggest that this compound aids in demyelination (the loss of nerve fiber "insulation" due to trauma or disease, which reduces the ability of nerves to conduct impulses) along with strengthening the functions of the nerves, spinal chord and the brain tissue. These studies led the Company’s management to believe that the compound has developmental potential for the treatment of these diseases.

Compound: KM-362

Disease: Cancer

This is a very early stage developmental compound in the treatment of cancer. After additional in vitro and in vivo studies the Company will determine whether to advance this compound for further development.

INTELLECTUAL PROPERTY

The Company has been assigned all right title and interest to the following six pharmaceutical compounds: Kevetrin, KM 277, KM 278, KM 133 KM 362 and KM 3174, by their inventors. The Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, ,the Company’s Director, President, and  principal shareholder.  The Company intends to file patent applications for each of these products as funds become available.

OUR STRATEGY

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of cancer and inflammatory disease.  Our strategy is to use our business and scientific expertise to maximize the value of our pipeline.  We will do this by focusing initially on our lead compound, Kevetrin, and advancing it as quickly as possible along the regulatory pathway.  We will develop the highest quality data and intellectual property to support Kevetrin.

We currently own all development and marketing rights to our products.  In order to successfully develop and market our products, we may have to partner with other companies.  Prospective partners my require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

MANUFACTURING

The Company's compounds are still in preclinical development and at this time the Company does not have, and does not intend to establish, manufacturing facilities to produce its product candidates in the near or mid-term. The Company has identified several possible contract manufacturers but has not concluded an agreement for the manufacture of Kevetrin for future studies.  (SEE ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

GOVERNMENT REGULATION

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the United States Food and Drug Administration (“FDA”). The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and the product approval process is very expensive and time consuming. The FDA must approve a drug before it can be sold in the United States. The general process for FDA approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug's potential safety and benefits. We submit this data to the FDA in an investigational new drug application (IND) seeking their approval to test the compound in humans.

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years to compile and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

Phase 1. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

Phase 2. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.

Phase 3. If a compound appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous and reliable Phase 3 clinical trials.

FDA Approval Process

If we believe that the data from the Phase 3 clinical trials show an adequate level of safety and effectiveness, we will file a new drug application (NDA) with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions regarding the drug. This committee makes a recommendation to the FDA that is not binding on the FDA but is generally followed. If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted is reliable or conclusive.

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

The FDA may also require us to complete additional testing, provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive post-marketing testing and surveillance to monitor the safety or benefits of our product candidates if it determines that our new drug application does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us  and these facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

Should our products be approved for marketing, we would also be subject to various other state and Federal laws concerning the marketing and reimbursement of our products.

Other major countries or groups of countries, such as the European Union, Japan and Canada, have similarly rigorous regulatory processes.  They may also require studies not required by the FDA, which can add to the cost and risk of development.  Products approved by the FDA might not be approved by these countries.  After review by the health authorities, pricing and reimbursement are also subject to separate approvals in many countries.  After review by the health autorities, pricing and reimbursement are also subject to separate approvals in many countries.

COMPETITION

Competition in the pharmaceutical and biotechnology industries is intense. The drugs that we are developing will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products that are competitive with our potential products. Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, manufacturing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do. In addition, our competitors may succeed in developing technologies and drugs that are more effective, better tolerated or less costly than any which are being developed by us or which would render our technology or potential drugs obsolete or noncompetitive.

With respect to Kevetrin our lead compound for head and neck cancers, drugs that have regulatory approvals for this disease are  Erbitux (ImClone) and Taxotere (Sanofi-Aventis). We are aware of the following compounds in clinical studies for use in head and neck cancers; Advexin  (Introgen Therapeutics, Inc.), Proxinium (Viventia Biotech Inc.), and Iressa (AstraZeneca).  In addition a number of other companies may be pursuing drugs for head and neck cancers.

EMPLOYEES

As of June 30, 2008 the Company had three employees, George Evans,  Krishna Menon, and Leo Ehrlich none of whom is working full-time for the Company.   Messrs. Krishna Menon and George Evans executed employment agreements with the Company on December 7, 2007 and will continue to participate on a part-time basis.  The Company expects to conduct its operations using contractors and consultants for the short term. The Company may hire full-time employees to be engaged in administration, research and development should the Company have adequate funds on hand.

CORPORATE INFORMATION

The Company's corporate headquarters are located at 100 Cumming Center, Suite 151-B Beverly, MA 01915. The Company's telephone number is (978) 633-3623.

RISK FACTORS

Investing in the Company's common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of the Company's common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company's business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company's common stock could decline and investors in the Company's common stock could lose all or part of their investment.

Risks Specific to Us

Our company is a development stage company that has no products approved for commercial sale, never generated any revenues and may never achieve revenues or profitability.

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	successful development and demonstration in pre-clinical trials that our leading drug candidate, Kevetrin, may be studied in human clinical trials;
•	successful demonstration in human clinical trials that Kevetrin is safe and effective;
•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
•	the successful commercialization of our product candidates; and
•	market acceptance of our products.

All of our existing product candidates are in early stages of development. If we do not successfully develop and commercialize these products, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

• the absence of an operating history;

• the lack of commercialized products;

• insufficient capital;

• expected substantial and continual losses for the foreseeable future;

• limited experience in dealing with regulatory issues;

• the lack of manufacturing experience and limited marketing experience;

• possible reliance on third parties for the development and commercialization of our proposed products;

• a competitive environment characterized by numerous, well-established and well capitalized competitors; and

• reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our ability to become profitable depends primarily on the following factors:

● our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our drugs;

● our R&D efforts, including the timing and cost of clinical trials; and

● our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

The report of our independent registered public accounting firm includes a going concern opinion, and we may not be profitable in the future, if ever.

As of June 30, 2008 we have $351,860 cash available to support operations or our business plan.  Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern opinion in its report which is included elsewhere in this Form 10-KSB. It is uncertain at this time how the going concern opinion by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have resources to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $5 million dollars in the upcoming twelve months to operate our business in accordance with our business plans. We may not be able to secure this amount of financing on acceptable terms. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development and file an investigational new drug application with the FDA for our anti-cancer drug, Kevetrin. This will delay:

• research and development programs;

• preclinical studies and clinical trials; material characterization studies, regulatory processes;

• establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may need will depend on many factors, including the:

• progress, timing and scope of our research and development programs;

• progress, timing and scope of our preclinical studies and clinical trials;

• time and cost necessary to obtain regulatory approvals;

• time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

• time and cost necessary to respond to technological and market developments;

• changes made or new developments in our existing collaborative, licensing and

• other commercial relationships; and

• new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent and other contractual commitments, may increase in the future, as we may:

• enter into leases for new facilities and capital equipment;

• enter into additional licenses and collaborative agreements; and

• incur additional expenses associated with being a public company.

We have limited experience in drug development and may not be able to successfully develop any drugs.

We have limited experience in drug development and may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

• develop products internally or obtain rights to them from others on favorable terms;

• complete laboratory testing and human studies;

• obtain and maintain necessary intellectual property rights to our products;

• successfully complete regulatory review to obtain requisite governmental agency approvals

• enter into arrangements with third parties to manufacture our products on our behalf; and

• enter into arrangements with third parties to provide sales and marketing functions.

Development of pharmaceutical products is a time-consuming process, subject to a number of factors, many of which are outside of our control. Consequently, we can provide no assurance of the successful and timely development of new drugs.

Our drug candidates are in early developmental stage. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any drugs.

We may fail to successfully develop and commercialize our drug candidates because they:

• are found to be unsafe or ineffective in clinical trials;

• do not receive necessary approval from the FDA or foreign regulatory agencies;

• fail to conform to a changing standard of care for the diseases they seek to treat; or

• are less effective or more expensive than current or alternative treatment methods.

Drug development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we or our collaborators will reach our anticipated clinical targets. Even if we or our collaborators complete our clinical trials, we do not know what the long-term effects of exposure to our drug candidates will be. Furthermore, our drug candidates may be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our drug candidates are safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our drug candidates.

The R&D, manufacture and marketing of drug candidates are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, R&D activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including approval delays or refusals to approve drug licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recalls or seizures of products, injunctions against shipping drugs and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (2) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product or a biological license application, or BLA, for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our drug candidates through clinical testing and to market.

The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the drug candidate exposes clinical subjects to an unacceptable health risk. Investigational drugs used in clinical studies must be produced in compliance with current good manufacturing practice, or GMP, rules pursuant to FDA regulations.

Sales outside the United States of products that we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources.

We also are subject to the following risks and obligations, related to the approval of our products:

• The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

• If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. In addition, many foreign countries control pricing and coverage under their respective national social security systems.

• The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.

• The FDA or foreign regulators may change their approval policies or adopt new regulations.

• Even if regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license.

• If regulatory approval of the product candidate is granted, the marketing of that product would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved uses.

• In some foreign countries, we may be subject to official release requirements that require each batch of the product we produce to be officially released by regulatory authorities prior to its distribution by us.

• We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with current GMP regulations.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

The work-plan we have developed for the next twelve months is planned to enable us to file an Investigational New Drug (“IND”) application for Kevetrin, our anti-cancer drug  in our 2008-2009 fiscal year. We need to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. The data will then be used to file an IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

The testing, marketing and manufacturing of any product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed drug and failure to receive such approvals would have an adverse effect on the drug's potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such proposed drug from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

Even if we obtain regulatory approvals, our marketed drug candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to market these drugs and our business would be seriously harmed.

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse experiences and clinical results that are reported after our drug candidates are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. If we are required to withdraw all or more of our drugs from the market, we may be unable to continue revenue generating operations. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drugs ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our drug promotion and advertising is also subject to regulatory requirements and continuing FDA review.

We have no experience in conducting or supervising clinical trials and must outsource all clinical trials.

We have no experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the Food and Drug Administration ("FDA"). The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale.

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trails in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to meet revenue-generating operations

We are subject to risks inherent in conducting clinical trials. The risk of non compliance with FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or ever commercializing our drug candidates.

Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our drug candidates.

We or regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the patients enrolled in our clinical trials. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.  In addition, clinical trials may have independent monitoring boards composed of experts in the field.  These boards may also have the authority to suspend or terminate clinical trials.

Our clinical trial operations will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our drug candidates or we may be criminally prosecuted. If we are unable to complete clinical trials and have our products approved due to our failure to comply with regulatory requirements, we will be unable to commence revenue generating operations.

The Ccompany is exposed to product liability, clinical and preclinical liability risks which could place a substantial financial burden upon the Company should it be sued, because the Company does not currently have product liability insurance.

The Company does not currently have products in clinical trials nor does it have marketed products.  Should its products advance to the clinical trial or marketing stage, however, it could be exposed to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The Company cannot assure that such potential claims will not be asserted against it.   In addition, the use in the Company's clinical trials of pharmaceutical products that it may develop and the subsequent sale of these products by the Company or its potential collaborators may cause the Company to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

The Company does not currently have product liability insurance or other liability insurance relating to clinical trials or to the marketing of any products or compounds. The Company cannot assure that it will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against the Company's potential liabilities. Furthermore, the Company's current and potential partners with whom the Company has collaborative agreements with or its future licensees may not be willing to indemnify the Company against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on its business, financial condition and results of operations.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Disclosure of our trade secrets or proprietary information could compromise any competitive advantage that we have.

We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.

We may be unable to obtain or protect intellectual property rights relating to our products, and we may be liable for infringing upon the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others with which we have entered into licensing agreements. We expect to file a number of patent applications in the coming years.  There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We do not believe that any of the drug candidates we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties' patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology.    Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Moreover, the cost to us of any litigation or other proceeding relating to our patents and other intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management's efforts. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

We have limited manufacturing experience

The Company has never manufactured products in the highly regulated environment of pharmaceutical manufacturing. There are numerous regulations and requirements that must be maintained to obtain licensure and permitting required to commence manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We do not own or lease facilities currently that could be used to manufacture any products that might be developed by the Company, nor do we have the resources at this time to acquire or lease suitable facilities.

We have no sales and marketing personnel.

We are an early stage development Company with limited resources. We do not currently have any products available for sale, so have not secured sales and marketing staff at this early stage of operations. We cannot generate sales without sales or marketing staff and must rely on officers to provide any sales or marketing services until such staff are secured, if ever.

Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third party manufacturers fail to comply with manufacturing regulations.

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our manufacturing facility and process or the manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. In addition, the manufacture of our products must comply with the FDA's current Good Manufacturing Practices regulations, commonly known as GMP regulations. The GMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the GMP regulations or other applicable manufacturing regulations.

Our potential collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We may have to rely substantially upon strategic collaborations for marketing and the commercialization of our drug candidates and we may rely even more on strategic collaborations for R&D of our other drug candidates. Our business will depend on our ability to sell drugs to both government agencies and to the general pharmaceutical market. We may have to sell our drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaborations with third parties capable of providing these services. In addition, we have not yet marketed or sold any of our drug candidates or entered into successful collaborations for these services in order to ultimately commercialize our drug candidates.

If we determine to enter into R&D collaborations during the early phases of drug development, our success will in part depend on the performance of our research collaborators. We will not directly control the amount or timing of resources devoted by our research collaborators to activities related to our drug candidates. Our research collaborators may not commit sufficient resources to our programs. If any research collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our drug candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, our drug revenues are likely to be lower than if we directly marketed and sold any drugs that we may develop.

Management of our relationships with our collaborators will require:

• significant time and effort from our management team;

• coordination of our marketing and R&D programs with the marketing and R&D priorities of our collaborators; and

• effective allocation of our resources to multiple projects.

We may not be able to attract and retain highly skilled personnel.

Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other pharmaceutical companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than us. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially and adversely affected.

We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our management team. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

The Company believes the following persons are critical to the success of the Company as well as the terms of the employment agreements between them and the Company:

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

Upon receiving IND: $250,000 if received within 10 months; $150,000 if received within 12 months; $100,000 if received within 16 months; and no bonus if received thereafter or not received.

Completion of Phase 1with clinical results that would have Kevetrin proceed to Phase 2/3: $450,000 if received within 18 months; $350,000 if received within 24 months; $150,000 if received within 28 months; and no bonus if received thereafter or not received.

Start Phase 2/3: $500,000 if within 36 months; $350,000 if within 42 months; $150,000 if within 48 months; and no bonus if received thereafter or not received.

The bonus obligations under the agreements do not commence until the Company receives a financing commitment in an amount of at least $4,000,000.

The agreement with Mr. Evans also provides a grant of options to purchase a number of shares of the Company's stock equal to one percent of the issued and outstanding common stock following the first anniversary of the commencement of the agreement, which is defined as the date the Company receives a financing commitment in an amount of at least $4,000,000, at a purchase price of $0.15 per share. Thereafter Mr. Evans shall be issued an additional grant of options following the successive anniversaries of the commencement date of a number of shares of common stock equal to one percent of the issued and outstanding common stock at a purchase price equal to the average closing bid price of the common stock on its primary exchange for the fifteen successive trading days immediately prior to the date of the grant.

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor any of our stockholders will have any rights in these ventures or their income or profits. In particular:

• Our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us or are engaged in competing drug development.

• Our executive officers or directors or their affiliates have interests in entities that provide products or services to us. Presently, Kard Scientific, a company controlled by Dr. Krishna Menon, President and Director, provides preclinical and manufacturing services to the Company and leases space to the Company.

In any of these cases:

• Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture.

• Our executive officers or directors may have conflicting fiduciary duties to us and the other entity.

• The terms of transactions with the other entity may not be subject to arm's length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm's length negotiations.

While the Company is not aware of any conflict that has arisen to date, Dr. Menon may have conflicting fiduciary duties between the Company and Kard Scientific. Currently, the Company does not have any policy in place to deal with such should such a conflict arise.

Risks Related to the Biotechnology/Biopharmaceutical Industry

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with enterprises equipped with more substantial resources than us.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition based primarily on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing and marketing.

We compete with biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, government agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of numerous products under development or manufactured by competitors that are used for the prevention or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that potentially directly compete with our drug candidates even though their approach to such treatment is different.

With respect to Kevetrin, our lead compound for head and neck cancers,  the drugs we are aware of that are in clinical studies for use in head and neck cancers are Advexin  (Introgen Therapeutics, Inc.); Proxinium (Viventia Biotech Inc.); and Iressa (AstraZeneca).  In addition a number of other companies may be pursuing drugs for head and neck cancers. Drugs that have already been approved for head and neck cancers are  Erbitux (ImClone) and Taxotere (Sanofi-Aventis) .

Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drugs or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs, complete pre-clinical testing, clinical trials, approval processes and supply commercial quantities to market are important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

The successful development of biopharmaceuticals is highly uncertain. A variety of factors including, pre-clinical study results or regulatory approvals, could cause us to abandon development of our drug candidates.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

• pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

 • failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a IND and later NDA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

• manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and

• the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Success in pre-clinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product to the next, and may be difficult to predict.

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the "OTCBB," your ability to sell your shares in the secondary trading market may be limited.

Our common stock is currently quoted on the over-the-counter market on the OTC Electronic Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on Nasdaq or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the "OTCBB" at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is not listed on Nasdaq or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Securities Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

• obtaining financial and investment information from the investor;

• obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

• providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty in selling their shares in the secondary trading market.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of June 30, 2008, the last trade price of our common stock, as quoted on the OTC Bulletin Board, was $0.57. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

• progress of our products through the regulatory process;

• results of preclinical studies and clinical trials;

• announcements of technological innovations or new products by us or our competitors;

• government regulatory action affecting our products or our competitors' products in both the United States and foreign countries;

• developments or disputes concerning patent or proprietary rights;

• general market conditions for emerging growth and pharmaceutical companies;

• economic conditions in the United States or abroad;

• actual or anticipated fluctuations in our operating results;

• broad market fluctuations; and

• changes in financial estimates by securities analysts.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At June 30, 2008, shareholders of the Company had approximately 82,100,000 shares of restricted stock, or 89% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

Our directors and executive officers own or control a sufficient number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

At June 30, 2008, our directors and executive officers own or control approximately 52% of our outstanding voting power. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of our company.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund the Company's operational requirements which would dilute your share ownership.

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Form 10-KSB. While the Company currently has no offers to sell it securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-KSB.

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2008 we had 91,891,000 shares of common stock outstanding, and warrants, options and debentures convertible into 4,148,577 shares of common stock outstanding.

Because our common stock is quoted only on the OTCBB, your ability to sell your shares in the secondary trading market may be limited.

Our common stock is quoted only on the OTCBB. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2008, approximately 82,100,000 of the 91,891,000 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 34,200,000 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one-year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company's shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal offices are located at 100 Cumming Center, Suite 151-B, Beverly, MA 01915, pending a new lease agreement.   On December 7, 2007, the Company began renting 200 square feet of office space from Kard Scientific at its former facility in Wilminton, MA , on a month to month basis for $900 per month.  In September 2008, when Kard moved to its present location in Beverly, MA., the Company moved along with them  The Company's telephone number is (978) 633-3623.

We subcontract the laboratory research and development work to Kard Scientific which occupies 10,000 square foot in the same building and approximately 5,000 square feet of laboratory space in another building. Management believes that the property arrangement satisfies the Company’s current needs and is sufficient for the Company to monitor the developmental progress at its subcontractors.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 14, 2008 shareholders approved an amendment to the articles of incorporation to change the name of the Company to Cellceutix Corporation.  Upon the filing on February 1, 2008 of a Definitive Information Statement, and effectiveness of the name change, the Company applied to the National Association of Security Dealers to change its stock symbol from “ECSR”.    This resulted in the issuance of the Company’s new stock symbol of “CTIX”.

The Company’s Common Stock is quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter Ended	Low Price	High Price

June 30, 2008	$.57	$1.01
March 31, 2008	$1.90	$1.90
December 11 to December 31, 2007 (1)	No Trading Occurred

(1) Effective date of reverse merger, December 11, 2007

  Number of Shareholders.

As of June 30, 2008, a total of 91,891,000 the Company’s common stock (shares) are outstanding and held by approximately 100 shareholders of record. Of this amount, 9,791,000 shares are unrestricted. 34,202,118 shares are restricted securities held by non-affiliates, and the remaining 47,897,882 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2008, there were 2,964,000 warrants and 917,910 stock options to purchase the Company’s Common Stock outstanding.  The Company also has $400,000 of convertible debentures, which, upon conversion would result in an additional 266,667 shares of the Company’s common stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

Recent Sales of Unregistered Securities.

Since inception of the Company in August 2005, we have sold unregistered securities to the following shareholders.

On August 3, 2005 we issued 9,000,000 Common Stock to Hyman Schwartz, Former President, Former Chief Executive Officer, and 50,000 shares to our Secretary in exchange for the payment of $0.0001 par value for an aggregate of $905.  In connection with the issuance of these shares, we relied upon the exemption from the registration provisions of the Act contained in Section 4(2) thereof.

From August 2005 until September 27, 2006 we sold 741,000 shares of Common Stock to investors as part of the Series A Units. The Units consisted of Common Stock and Common Stock Purchase Warrants. The Units itself will not be tradable and are not being registered. We are registering the components of the Units which include Common Stock and Common Shares underlying the Common Stock Purchase Warrants. Each Unit was sold to investors at $0.05 per Unit and consisted of one (1) Share of Common Stock $.0001 par value and four series of Warrants. In conjunction with the sale of these Units, we issued 741,000 shares of Common Stock and Warrants to purchase 2,964,000 shares of Common Stock underlying four (4) Series of Warrants.

On December 6, 2007, in accordance with the Share Exchange Agreement with Cellceutix Pharma, Inc., we issued 82,000,000 newly issued shares of Common Stock to the shareholders of Cellceutix Pharma.

On December 7, 2007, we entered into an employment agreement with George Evans which provides a grant of options to purchase a number of shares of our common stock equal to one percent of the issued and outstanding common stock following the first anniversary of the commencement of the agreement, at a purchase price of $0.15 per share. Thereafter Mr. Evans shall be issued an additional grant of options following the successive anniversaries of the commencement date of a number of shares of common stock equal to one percent of the issued and outstanding common stock at a purchase price equal to the average closing bid price of the common stock on its primary exchange for the fifteen successive trading days immediately prior to the date of the grant.

On April 15, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services for one year beginning April 28, 2008. Pursuant to the agreement, 100,000 shares of common stock were issued. In addition the agreement grants the consultant incentive compensation which could result in the issuance of up to 350,000 shares of the Company’s common stock.  To date no incentive compensation shares were earned by the consultant.

On May 7, 2008 the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated there under. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and plan of operations should read in conjunction with the financial statements and the notes to those statements included in this Form 10-KSB. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

Acquisition and Reorganization

On December 6, 2007, the Acquisition of Cellceutix Pharma, Inc. was completed, and the business of Cellceutix Pharma, Inc. was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of Cellceutix Pharma, Inc. and excludes the prior operations of EconoShare.

Management’s Plan of Operation

As a result of the Exchange with Cellceutix Pharma, Inc., we are an early stage developmental biopharmaceutical company. We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

In August and October 2007, we acquired exclusive rights to a total of six pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of head and neck cancers.   This compound is furthest along in in-vivo studies in small animals.  Based on the results, the Company has decided to advance it along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include the design and oversight of clinical trials, the development and execution of strategies for the protection and maintenance of intellectual property rights and the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a very limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we are currently engaged in pre-clinical testing of one of our product candidates and intend to out-source clinical trials, pre-clinical testing and the manufacture of clinical materials to third parties.

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

Liquidity and Capital Resources

As of June 30, 2008 the Company had a cash balance of $351,860.   The Company will need to raise substantial funds in order to execute its product development plan.   Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2009.  The Company will seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

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

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following event within the next twelve months:

Project	Drug Development of Kevetrin™ for Head and Neck Cancers
Current status
Kevetrin is currently in preclinical studies.  Kevetrin acts on multiple targets as an alkylating agent, and AKT inhibitor, an LTB4 inhibitor as well as an anti-angiogenic agent.  Our experiments suggest that it is a potent anti-cancer agent.  The compound showed little toxicity in animals.  We are planning to conduct further studies concerning the potential safety of the compound in order to request permission from FDA to begin clinical studies.

Nature, timing and estimated costs
We expect to submit the compound for an IND submission by the end of October 2009 as a drug candidate for the indication of cancer. The Company has budgeted approximately $4,200,000 for the material development, production and testing of this drug during this period. The Company will need to obtain financing in order to incur and pay these costs. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform a Phase I clinical study with the approval of the FDA which we have presently budgeted at $15,000,000.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing can not be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

The Company intends to commit limited resources towards the development of compounds other than Kevetrin during the next twelve months.

The Company has limited experience with pharmaceutical drug development. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

The Company believes it can contract the manufacturing of the compounds at sites certified by the FDA in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I , II and III ).

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application in our 2008 fiscal year.  If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will  grossly and adversely impact both our timelines and our financing needs.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations for the next twelve months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2008, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to research and development costs,  valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

RESEARCH & DEVELOPMENT COSTS.  Direct research and development activities consist primarily of new product development, continuing engineering for existing products, regulatory and clinical trial costs. Costs related to research and development efforts on existing or potential products are expensed as incurred.  Allocated SG&A costs associated with R&D activities have not been included in the R&D expenses; in addition, the costs associated with building and protecting our Intellectual Property are currently included in our SG&A and not counted as direct research and development costs.

IMPAIRMENT OF LONG-LIVED ASSETS, In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), our long-lived assets to be held and used in the business are reviewed for impairment. When impairment is noted, assets are evaluated for impairment at the lowest level for which there is identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.  At June 30, 2008, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

INCOME TAXES. Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

CONTINGENCIES. In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, distributors, research laboratories and universities, licensors, licensees, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires that we use our best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

ACCOUNTING FOR STOCK BASED COMPENSATION.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on June 20, 2007 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

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

     ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cellceutix Corporation
Beverly, MA

We have audited the accompanying balance sheet of Cellceutix Corporation (a development stage company) as of June 30, 2008, and the related statements of operations, stockholders’ equity (deficit),  and cash flows for the year ended June 30, 2008, the period from June 20, 2007 (date of inception) through June 30, 2007,  and the cumulative period from June 20, 2007 (date of inception) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellceutix Corporation as of June 30, 2008, and the results of its operations,  and its cash flows for the year ended June 30, 2008, the period from June 20, 2007 (date of inception) through June 30, 2007 and the cumulative period from June 20, 2007 (date of inception) through June 30, 2008,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has suffered significant operating losses,  and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The accompanying financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
September 17, 2008

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheet

June 30, 2008

Assets
Current assets:
Cash	$351,860
Prepaid expenses	97,917

Total current assets	449,777

Total assets	$449,777

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$13,730
Accrued expenses	20,349
Accrued salaries and payroll taxes	345,378
Due to Officer	32,310
Total current liabilities	411,767

Long Term Liabilities:
Convertible debentures	400,000

Total liabilities	811,767

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,891,000 shares issued and outstanding	9,189
Additional paid-in capital	148,623
Deficit accumulated during development stage	(519,802)
Total stockholders' deficit	(361,990)

Total liabilities and stockholders' deficit	$449,777

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations

	For the Year Ended June 30, 2008	For the period from June 20, 2007 (Date of Inception through June 30, 2007	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2008

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	31,099	530	31,629
Payroll and payroll tax expense	345,378	-	345,378
Professional fees	90,183	-	90,183
Stock compensation expense	43,533	-	43,533

Total operating expenses	510,193	530	510,723

Loss before provision for income taxes	(510,193)	(530)	(510,723)

Provision for income taxes	-	-	-

Net loss	$(510,193)	$(530)	$(510,723)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares used in basic and fully diluted per share calculations	52,366,221	1,000,000

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statement of Changes in Stockholders’ Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through June 30, 2008

	Per Share Amount	Common Stock		Additional Paid	Deficit Accumulated During Development
		Number of Shares	Par Value $.0001	In Capital	Stage	Total
Shares issued June 20, 2007 (Inception) at	$0.0001	1,000,000	$100	$-	$-	$100

Net loss		-	-	-	(530)	(530)

Balance, June 30, 2007		1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007		(1,000,000)	(100)	-	100	-

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007		82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007		9,791,000	979	-	(979)	-

Issuance of stock options		-	-	43,533	-	43,533

Forgiveness of debt from a stockholder		-	-	50	-	50

Capital contribution from stockholder		-	-	50	-	50

Shares issued for services, April 28, 2008 at	$1.05	100,000	10	104,990	-	105,000

Net loss		-	-	-	(510,193)	(510,193)

Balance, June 30, 2008		91,891,000	$9,189	$148,623	$(519,802)	$(361,990)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows

	For the Year Ended June 30, 2008	For the Period June 20, 2007 (Date of Inception) through June 30, 2007	For the Cumulative Period June 20, 2007 (Date of Inception) through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(510,193)	$(530)	$(510,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	43,533	—	43,533
Stock Issued for Services	17,500	—	17,500
Changes in operating assets and liabilities:
Prepaid expenses	(10,417)	—	(10,417)
Accounts payable	13,350	430	13,780
Accrued expenses	20,349	—	20,349
Accrued salaries and payroll taxes	345,378	—	345,378
Net cash used in operating activities	(80,500)	(100)	(80,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	50	—	50
Sale of common stock	—	100	100
Loan From Officer	32,310	—	32,310
Proceeds from convertible debentures	400,000	—	400,000
Net cash provided by financing activities	432,360	100	432,460

NET INCREASE IN CASH AND CASH EQUIVALENTS	351,860	—	351,860

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$351,860	$—	$351,860

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$9,079	9,079	$9,079
Forgiveness of debt	$50	—	$50
100,000 shares of commons stock issued for services	$105,000	—	$105,000

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

 June 30, 2008

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

The former holders of Cellceutix Pharma Common Stock now beneficially own approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control. As of the date of this report, there are 91,891,000 shares of Common Stock issued and outstanding.  For financial accounting purposes, the acquisition was a reverse acquisition of EconoShare, Inc. by Cellceutix Pharma, Inc., under the purchase method of accounting, and was accounted for as a recapitalization as of June 20, 2007 with Cellceutix Pharma, Inc. as the accounting acquirer.

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

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through June 30, 2008, the Company has generated no revenue and has incurred cumulative losses of $510,723.  As of June 30, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

3.         Significant Accounting Policies

The significant accounting policies followed are:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less. There were no cash equivalents at June 30, 2008.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  For the periods ended June 30, 2008 and 2007, and since inception, the Company did not incur any research and development costs.

Long-Lived Assets

The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, not subject to amortization, to be held and used or disposed of.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At June 30, 2008, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

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

The Company has generated net losses since inception and accordingly has not recorded a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset the deferred tax assets. Additionally, the future utilization of the NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Basic Earnings (Loss) per Share

Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, “Earnings per Share,” by dividing income or loss attributable to common stockholders by weighted average common stock outstanding.  Diluted earnings per share is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares.  In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.  Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) and convertible debentures, for the periods ended June 30, 2008 and 2007 were 4,148,577 and 2,964,000, respectively.

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

The fair value of each option for the year ended June 30, 2008, was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the monthly trading of a similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected term (in years)	3
Expected stock price volatility	86.4%
Risk-free interest rate	3.15%
Expected dividend yield	0%
Estimated fair value per option granted	$0.05

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

4.           Commitments and Contingencies

On April 15, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services for one year beginning April 28, 2008. The agreement provides for the payment of an annual fee of $125,000, payable in equal quarterly installments of $31,250, and 100,000 shares of the Company’s common stock. In addition the agreement grants the consultant incentive compensation which could result in the issuance of up to 350,000 shares of the Company’s common stock.  As of June 30, 2008, the Company has paid the first quarterly installment of $31,250 and 100,000 shares in the Company’s common stock.

Pharmaceutical Compounds

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277 and KM 278, by their inventors. On October 17, 2007, the Company was assigned all right, title, and interest to an additional three pharmaceutical compounds; KM 133 KM 362 and KM 3174. In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our principal stockholder, President and Director, Dr. Krishna Menon.  The Company intends to file patent applications for each of these six compounds as funds become available.

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

6.           Due To Officer:

As of June 30, 2008, Leo Ehrlich, Chief Financial Officer loaned the Company $32,310 for the purposes of operational expenditures.  The loan is not interest bearing and is not collateralized. The Company expects to repay this loan during the 2009 fiscal year.

7.           Stock Options and Warrants:

Stock Options

The following table summarizes all stock option activity for options granted during the periods ended June 30, 2008 and 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 20, 2007 (Date of Inception)	-	$-	-	$-
Outstanding at June 30, 2007	-	$-	-	-
Granted	917,910	$0.15	-	-
Outstanding at June 30, 2008	917,910	$0.15	2.44	$385,522
Exercisable at June 30, 2008	917,910	$0.15

As of June 30, 2008, there was $43,533 of compensation cost related to option awards granted and no unamortized compensation cost.

As of June 30, 2008 and 2007, there were 2,964,000 warrants issued and outstanding with an exercise price of $0.81.   The warrants  expire in September 2010.

8.           Convertible Debenture

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have evaluated the effectiveness of the design and operation of the Company's “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).

Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective because of certain deficiencies involving internal controls which constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining “internal control over financial reporting,” as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only a reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our principal executive officer and our principal financial officer have concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

• The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

• The Company does not have a comprehensive and formalized accounting and procedures manual.

Management has concluded that until we have sufficient financial resources to supplement our accounting personnel, this material weakness will continue.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

PART III
.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers. All of the Company’s executive officers and directors were appointed on December 6, 2007, the effective date of the Acquisition. All directors hold office until the first annual meeting of the stockholders of the Company and until the election and qualification of their successors or their earlier removal or retirement.

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name (1)	Age	Title
George W. Evans	53	Chief Executive Officer; Chairman of the Board of Directors
Krishna Menon	61	President; Chief Scientific Officer, Director
Leo Ehrlich	49	Chief Financial Officer; Director
Hyman Schwartz	57	Former President and Director (resigned on December 6, 2007)
Jacob Werczberger	35	Former Secretary and Director (resigned on December 6, 2007)

 (1)   Each of the persons performs services for the Company on a part-time basis.

George W. Evans JD, MBA served as CEO of Cellceutix Pharma since inception in June 2007. Following the acquisition, he was appointed CEO and Chairman of the board of directors of the Company. Prior to joining Cellceutix Pharma, Mr. Evans worked for Pfizer Inc. from 1980 to 2006. Mr. Evans has more than 25 years experience in the Pharmaceutical industry. He worked in a number of positions for Pfizer Inc, ending his career there as General Counsel for Pfizer's worldwide prescription drug unit, and a member of the unit's leadership team. Mr. Evans was a member of the Editorial Advisory Board Of the Food and Drud Law Journal and the Finance Committee of the Food and Drug Law Institute and a member of the Board of the New York City Bar Fund. Mr. Evans is currently a member of the Advisory Board of Founders College, a liberal arts institution whose mission is to provide an educational experience based on a carefully integrated core of great ideas. He is a graduate of Williams College and Columbia University’s Law and Business schools.

Krishna Menon RCM, PhD, VMD served as President of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed President and a director. Dr. Menon, simultaneously therewith, also serves as the Chief Operating Officer at  Kard Scientific, Inc.  Dr. Menon is also the inventor of Kevetrin, our lead compound.  Since June 2005, Dr. Menon is also  the Chief Regulatory Officer (a non- executive officer position) at Nanoviricides, Inc. Dr. Menon has more than 35 years in drug development for academia and industry. Originally trained as a veterinary surgeon, Menon began his career as Chief Government Veterinarian for a major Parish in Jamaica. He segued to a three-year stint as Director of Agriculture for the Cayman Islands, in the British Caribbean and, in 1982, moved to the Dana Farber Cancer Research Institute, where he worked under the direction of Nobel Laureate Dr. Tom Frye. Two years later, he earned his PhD in Pharmacology from Harvard University. Menon's PhD work focused on anti-folate therapy of various cancers.  Menon was Research Scientist at Dana Farber from 1985 to 1990 and Senior Research Scientist, In Vivo Research (Cancer), at Bayer Pharmaceuticals (Miles Laboratories) from 1991 to 1993. After a year operating his own veterinary oncology and drug development consultancy practice, Menon was tapped Group Leader, Cancer In Vivo Research and Clinical Development, for Eli Lilly (1995-2001), where he played a key role in lead selection and pre-clinical development of Gemzar and Alimta which in 2006 had over 2.1 billion dollars ($2,100,000,000) in sales, and co-developed another seven compounds currently in late-stage clinical development. In 1999, Lilly honored Menon as “Employee of the Year.” Lilly's is one of the few “Employee of the Year” awards not bestowed annually but, rather, on only special occasions. (See ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

Leo Ehrlich, CPA,  served as Chief Financial Officer (CFO) of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed CFO and a director.  From October 8, 1999 to the present time, Mr. Ehrlich has been a director at StatSure Diagnostic Systems, Inc. and has held different executive officer positions at that company including CEO, President, and his current title of CFO. Mr. Ehrlich was also CFO and a director of NanoViricides, Inc. from June 1, 2005 until May 2007.  Mr. Ehrlich is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

Hyman Schwartz, resigned on December 6, 2007.  He had been employed at Econoshare as President, Chief Operations Officer, Treasurer, and Chairman of the Board of Directors since August 1, 2005.  Mr. Schwartz is also the president of The Hyett Group Ltd. since 1996.  Through divisions,  the  Hyett Group Ltd. provides various business services to its clients,  including software design, mergers & acquisitions, business consulting and  operates  a  business  concept  lab.  Mr. Schwartz received his degree in accounting from La Salle University in 1975.   From August 1999 until January 2004, Hyman Schwartz was a director of New Medium Enterprises, Inc. a publicly traded company.

Jacob  Werczberger, resigned on December 6, 2007.  He had been employed at EconoShare Inc. as Corporate Secretary since August 15, 2005.  Mr. Werczberger is also employed at Valley Supplies Ltd. in  the capacity of Director of Operations since June 2003.   From November 1997 until June 2003, Jacob Werczberger was employed at S& K trading International in the  capacity of General Manager. In June 2003, Valley Supplies Ltd. merged with S &K Trading International.  Mr. Werczberger attended Yeshiva Torah Veyirah and graduated high school.  Mr. Werczberger has no prior experience in public company administration.

AUDIT COMMITTEE. The Company intends to establish an audit committee, which will consist of independent directors. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of  directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE. Our board of directors does not have a standing compensation committee responsible for determining executive and director compensation.  Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of the Company and its Board and the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult.  In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process.  Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors act in place of a compensation committee.  When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our board of directors reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers.  The board of directors also determines and approves any non-cash compensation to any employee. The Company does not engage any compensation consultants to assist in determining or recommending the compensation to the Company’s officers or employees.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Form 10-KSB.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission. They must also furnish copies of these reports to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2008 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Form 4  was filed late.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended June 30, 2008 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary		Bonus		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
George W. Evans (1)(2) Chief Executive Officer, Chairman of the Board	2008 2007	$ $	116,667 0	$ $	0 0	$ $	43,533 0	0 0	$ $	0 0	$ $	160,200 0
Krishna Menon (1) President, Chief Scientific Officer, Director	2008 2007	$ $	116,667 0	$ $	0 0	$ $	0 0	0 0	$ $	0 0	$ $	116,667 0
Hyman Schwartz (3) Former President	2007		$0		$0		$0	0		$0		$0
Jacob Werczberger (3) Former Secretary	2007		$0		$0		$0	0		$0		$0
Leo Ehrlich, Director Chief Financial Officer	2008 2007	$ $	87,500 0	$ $	0 0	$ $	0 0	0 0	$ $	0 0	$ $	87,500 0

(1)  Eligible for bonuses upon the successful achievement of agreed upon corporate and individual performance based milestones after the Company receives a financing commitment in amount of at least $4,000,000,   upon achieving the following milestones: FDA IND $250,000 if received within 10 months $150,000 if received within 12 months  $100,000 if received within 16 months Completion of Phase 1with clinical results that would have Kevetrin proceed to Phase 2/3: $450,000 if received within 18 months $350,000 if received within 24 months $150,000 if received within 28 months; start Phase 2/3:  $500,000 if within 36 months $350,000 if within 42 months $150,000 if within 48 months

(2)  Mr. Evans’ employment agreement provides a grant of options to purchase a number of shares of the Company's stock equal to one percent of the issued and outstanding common stock following the first anniversary of the commencement date of the agreement, at a purchase price of $0.15 per share.. Mr. Evans shall thereafter be issued an additional grant of options to purchase a number of shares of common stock equal to one percent of the issued and outstanding common stock at a purchase price equal to the average closing bid price of the common stock on its primary exchange for the fifteen successive trading days immediately prior to the date of the grant.

(3) Hyman Schwartz and Jacob Werczberger served as President and Secretary, respectively, of EconoShare, Inc.  until December 6, 2007, when they resigned and were replaced by Mr. Evans, Dr. Menon,  and Mr. Ehrlich in connection with the Acquisition. During this time, Mr. Schwartz and Mr. Werczberger did not receive any compensation.

Compensation Policy. Our Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs. No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components. As an early-stage development company, the main elements of our compensation package consist of base salary, stock options and bonus.

Base Salary. As we continue to grow and financial conditions improve, these base salaries, bonuses and incentive compensation will be reviewed for possible adjustments. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility with the Company.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2008 fiscal year.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On December 7, 2007, the Company entered into employment agreements with two executive officers, George Evans, Chief Executive Officer, and Krishna Menon, President. Both agreements provide for a three year term with minimum annual base salaries of $200,000 in the first year, $300,000 in the second year and $400,000 in the third year.  In addition, the agreements provide for bonuses according to the following schedule:

Upon receiving IND: $250,000 if received within 10 months; $150,000 if received within 12 months; $100,000 if received within 16 months; and no bonus if received thereafter or not received.

Completion of Phase 1with clinical results that would have Kevitrin proceed to Phase 2/3: $450,000 if received within 18 months; $350,000 if received within 24 months; $150,000 if received within 28 months; and no bonus if received thereafter or not received.

Start Phase 2/3: $500,000 if within 36 months; $350,000 if within 42 months; $150,000 if within 48 months; and no bonus if received thereafter or not received.

The agreement with Mr. Evans also provides a grant of options to purchase a number of shares of the Company's stock equal to one percent of the issued and outstanding common stock following the first anniversary of the commencement of the agreement, at a purchase price of $0.15 per share.. Thereafter Mr. Evans shall be issued an additional grant of options following the successive anniversaries of the commencement date of a number of shares of common stock equal to one percent of the issued and outstanding common stock at a purchase price equal to the average closing bid price of the common stock on its primary exchange for the fifteen successive trading days immediately prior to the date of the grant.

The bonus obligations of the Company under the agreements do not commence until the Company receives a financing commitment in an amount of at least $4,000,000.

 COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company has established a Scientific Advisory Board consisting of:

Emil Frei III, MD Dr. Frei is one of the world’s leading oncologists, a pioneer of chemotherapy and a leader in medical research, clinical practice and education. His distinguished career includes 40 years in top leadership positions such as Chief of Medicine at National Cancer Institute, Associate Scientific Director at M. D. Anderson, and Director and Physician-in-Chief at the Dana-Farber Cancer Institute. He continues as Physician-in-Chief, Emeritus, at Dana-Farber.

Har Gobind Khorana, PhD Dr. Khorana is a Nobel Laureate and has won many other awards and honors for his achievements. He was elected a member of the National Academy of Sciences, Washington as well as a Fellow of the American Association for the Advancement of Science. In 1971 he became a foreign member of USSR Academy of Sciences and in 1974 an Honorary Fellow of the Indian Chemical Society. Dr. Khorana’s work is an important scientific landmark of the twentieth century.

At this time, members of the Scientific Advisory Board receive no remuneration for their services, nor does the Company reimburse members of the Scientific Advisory Board for expenses incurred in their service.  The Company is considering providing compensation for the members of the Scientific Advisory Board, but has made no decisions as of this time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding EconoShare Common Stock as of December 11, 2007 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Cellceutix Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-B under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Krishna Menon C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	32,048,286	34.9%
George W. Evans (3) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	4,602,312	5.0%
Leo Ehrlich (4) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	11,247,284	12.2%
All Directors and Executive Officers as a Group (3 persons) (5)	47,897,882	52.1%

 (1) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 91,970,000 shares of Common Stock outstanding as of December 11, 2007, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

 (3) George W. Evans, Chief Executive Officer and Chairman. Includes 2,766,496 shares of EconoShare’s common stock held by Mr. Evans and includes 1,835,816 shares of EconoShare’s common stock held by the children of George W. Evans.

(4) Leo Ehrlich, Chief Financial Officer and Director. Includes 7,745,002 shares of EconoShare’s common stock held by Mr. Ehrlich and includes 3,502,282 shares of EconoShare’s common stock held by the wife and children of Leo Ehrlich.

(5) Includes 6,088,070 shares of Common Stock indirectly owned by certain of the Executive Officers and Directors as a group but excludes vested options to acquire approximately 919,700 additional shares of Common Stock by Executive Officers and Directors, as a group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dr. Krishna Menon

On August 2, 2007 and October 17, 2007, Cellceutix Pharma entered into Compound Assignment Agreements, with Dr. Krishna Menon, our largest shareholder, covering Kevetrin, KM 277, KM 278 and KM 362.  The Company agreed to pay Dr. Menon 5% of net sales of the compounds in countries where a composition of matter patent is issued and 3% of net sales in other countries.

These transactions have identical terms to transactions we entered into with other inventors who are unrelated third parties.

KARD Scientific, Inc.

Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. On December 7, 2007, Cellceutix Pharma began renting 200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have not incurred any charges by KARD.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Director Independence

Our common stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). We do not currently have an independent director under the above definition. We do not list that definition on our Internet website.

ITEM 13. EXHIBITS
(A) EXHIBITS INCLUDED HEREIN:

Exhibit	Description
2.1	Agreement and Plan of Share Exchange, by and among EconoShare, Inc., Cellceutix Pharma, Inc., and the Shareholders of Cellceutix Pharma, Inc. dated as of December 6, 2007. 1	(1)

3.1	Articles of Incorporation of Cellceutix Pharma, Inc.2	(1)

3.2	By-laws of Cellceutix Pharma, Inc.2	(1)

10.1	Employment Agreement between EconoShare, Inc. and George W. Evans dated December 7, 2007.	(1)

10.2	Employment Agreement between EconoShare, Inc. and Krishna Menon dated December 7, 2007.	(1)

10.3	Assignment Agreement between Cellceutix Pharma, Inc. and. Krishna Menon dated August 2, 2007	(1)

10.4	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007	(1)

10.5	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007	(1)

10.6	Assignment Agreement between Cellceutix Pharma, Inc. and Geetha Kamburath dated August 21, 2007	(1)

10.7	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated October 17, 2007	(1)

10.8	Assignment Agreement between Cellceutix Pharma, Inc. and Adam Harris dated October 17, 2007	(1)

10.9	Confidential Disclosure Agreement between Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28, 2007.	(1)

10.10	Laboratory Services Agreement Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28, 2007.	(1)

10.11	Cellceutix Lease with Kard Scientific, Inc.	(1)

10.1.1	Security Agreement, dated as of May 7, 2008 between Cellceutix Corp. and Putnam Partners, White Star LLC, and Dahlia Nordlicht	(2)

10.2.2	Converible Promissory Note dated as of May 7, 2008 between Cellceutix Corp. and Putnam Partners, White Star LLC, and Dahlia Nordlicht	(2)

10.3.4	Guaranty in favor of Putnam Partners, White Star LLC, and Dahlia dated as of May 7, 2008	(2)

10.15	Code of Ethics	*

31	Certifications Required under Section 302 of the Sarbanes Oxley Act of 2002	*

32	Certifications Required under Section 906 of the Sarbanes Oxley Act of 2002	*

An asterisk (*)   indicates the exhibit is identified in this report.
(1) Incorporated by reference to the Company’s registration statement on Form 8-K, filed with the Securities Commission on December 11, 2007
(2)  Incorporated by reference to the Company’s Form 8-K, filed with the Securities Commission on January 11, 2008

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Effective at the time of the Acquisition, the Company dismissed N. Blumenfrucht, CPA PC as its independent accountants ("Blumenfrucht ") and engaged the auditing firm of Holtz Rubenstein Reminick LLP (“HRR”), as its independent registered public accountants. N. Blumenfrucht, CPA PC had previously been engaged as the principal accountant to audit the Company's financial statements from the Company's inception in August, 2005, until the time of the Exchange. The Company believes that it is in its best interest to have HRR continue to work with the Company, and the Company therefore retained HRR as its new independent registered accounting firm, effective as of December 11, 2007. The firm of Holtz Rubenstein Reminick LLP  is located at 1430 Broadway, New York, New York.  The reports of N. Blumenfrucht, CPA PC on the Company's financial statements for the year ended June 30, 2007, were qualified as to the Company's ability to continue as a going concern.

The decision to change accountants was approved by the Company's board of directors on December 11, 2007 and on such date HRR was engaged as the Company's new independent registered public accountants. Since Cellceutix’s inception in June 2007 and through our fiscal year end of October 31, 2007, the Company did not consult HRR regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or a reportable event as described in Item 304(a)(1)(v) of Regulation S-B.

During the Company's most recent fiscal year, there were no disagreements with N. Blumenfrucht, CPA PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of N. Blumenfrucht, CPA PC, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-B.

Audit Fees. During the years ended June 30, 2008 and 2007, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $23,500 and $0, respectively.

Audit-Related Fees. During years ended June 30, 2008 and 2007, our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the years ended June 30, 2008 and 2007.

All Other Fees. There were no fees billed for services rendered by Holtz Rubenstein Reminick LLP for 2008 and 2007, other than the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 24, 2008

CELLCEUTIX CORPORATION

/s/ George W. Evans
--------------------------------------
George W. Evans
Chairman of the Board and
Chief Executive Officer

/s/ Leo Ehrlich
--------------------------------------
Leo Ehrlich
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 22, 2008.

/s/ Krishna Menon

  President and Director

Krishna Menon