Form 10-Q
period 2008-09-30
Cellceutix CORP
filed 2008-11-13
CIK 1355250

################################################## Document Number: 1 File Name: form10q.htm Type: 10-Q Description: QUARTERLY REPORT FOR THE PERIOD ENDING 9-30-08 ##################################################

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(978)-633-3623
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 13, 2008 was 91,891,000 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets- September 30, 2008 (Unaudited) and June 30, 2008 (Audited)	2

Statements of Operations (Unaudited) - For the Three Months Ended September 30, 2008 and 2007, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2008	3

Statement of Changes in Stockholders - Deficit (unaudited) For the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2008	4

Statements of Cash Flows (Unaudited) - For the Three Months Ended September 30, 2008 and 2007, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2008	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T. Controls and Procedures	9

PART II OTHER INFORMATION	9

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	10
Si Signatures	11

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	June 30, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash	$281,213	$351,860
Prepaid expenses	150,542	97,917

Total current assets	431,755	449,777

Total assets	$431,755	$449,777

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$36,742	$13,730
Accrued expenses	24,000	20,349
Accrued salaries and payroll taxes	493,397	345,378
Due to officer	32,310	32,310
Total current liabilities	586,449	411,767

Long term liabilities:
Convertible debentures	400,000	400,000
Total liabilities	986,449	811,767

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,891,000 shares issued and outstanding	9,189	9,189
Additional paid in capital	148,623	148,623
Deficit accumulated during development stage	(712,506)	(519,802)
Total stockholders' deficit	(554,694)	(361,990)

Total liabilities and stockholders' deficit	$431,755	$449,777

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

			For the Cumulative
			Period from June 20, 2007
	Three Month Period Ending		(Date of Inception) through
	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative expenses:	11,410	-	37,039
Payroll expenses	148,019	-	493,397
Professional fees	24,696	-	114,879
Stock Compensation expense	-	-	43,533
Total operating expenses	184,125	-	688,848

Loss from operations	(184,125)	-	(688,848)

Other Income
Interest expense-net	(8,579)	-	(14,579)
Total other expense	(8,579)	-	(14,579)

Loss before provision for income taxes	(192,704)	-	(703,427)

Provision for Income taxes	-	-	-

Net Loss	$(192,704)	$-	$(703,427)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted average number of Common	91,891,000	1,000,000
Shares used in basic and diluted
per share calculations

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders'Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through September 30, 2008
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)

Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

SharShare exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of stock options	-	-	43,533	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	50

Capital contribution from a stockholder	-	-	50	-	50

Shares issued for services, April 28, 2008 for $1.05	100,000	10	104,990	-	105,000

Net loss	-	-	-	(510,193)	(510,193)

Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Net loss for the three months ended September 30, 2008	-	-	-	(192,704)	(192,704)

Balance, September 30, 2008 (unaudited)	91,891,000	$9,189	$148,623	$(712,506)	$(554,694)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Cumulative Period June 20, 2007 (Date of Inception) through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,704)	$-	$(703,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	43,533
Stock issued for services	-	-	17,500
Changes in operating assets and liabilities:
Prepaid expenses	(52,625)	-	(63,042)
Accounts payable	23,012	-	36,792
Accrued expenses	3,651	-	24,000
Accrued salaries and payroll taxes	148,019	-	493,397
Net cash used in operating activities	(70,647)	-	(151,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	-	-	50
Loan from officer	-	-	32,310
Sale of common stock	-	-	100
Proceeds from convertible debentures	-	-	400,000
Net cash provided by financing activities	-	-	432,460

NET (DECREASE) INCREASE IN CASH	(70,647)	-	281,213

CASH, BEGINNING OF PERIOD	351,860	-	-

CASH, END OF PERIOD	$281,213	$-	$281,213

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
100,000 shares of common stock issued for services	$-	$-	$105,000

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

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2008 and 2007, (b) the financial position at September 30, 2008 and (c) cash flows for the three month periods ended September 30, 2008 and 2007, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10KSB for the fiscal year ended June 30, 2008. The results of operations for the three month period ended September 30, 2008 are not necessarily indicative of those to be expected for the entire year.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through September 30, 2008, the Company has had a net loss of $712,506, no sales and negative working capital of $154,694 at September 30, 2008.  As of September 30, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

4.           Commitments and Contingencies

On April 15, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services for one year beginning April 28, 2008. The agreement provides for the payment of an annual fee of $125,000, payable in equal quarterly installments of $31,250, and 100,000 shares of the Company’s common stock. In addition the agreement grants the consultant incentive compensation which could result in the issuance of up to 350,000 shares of the Company’s common stock.  The Company has amended the agreement to postpone services from July 1, 2008 through September 30, 2008, although the quarterly payment will still be made, and extend the contract through July 28, 2009.  As of September 30, 2008, the Company has paid the two quarterly installment of $62,500 and 100,000 shares in the Company’s common stock.  Subsequent to September 30, 2008, the consultant has resumed providing the services per the contract.

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

The agreement with Mr. Evans also provides a grant of options to purchase 917,910 shares of the Company's stock with an exercise price of $0.15 per share and fair value of $43,533.  The agreement calls for the issuance options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year.

5.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.

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

6.           Due To Officer

As of September 30, 2008, Leo Ehrlich, CFO loaned the Company $32,310 for the purposes of operational expenditures.  The loan is not interest bearing and is not collateralized. The Company expects to repay this loan during the 2009 fiscal year.

7.           Stock Options and Warrants:

Stock Options

The following table summarizes all stock option activity for options granted during the periods ended September 30, 2008 and 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2008	917,910	$0.15	2.44	385,522
Outstanding at September 30, 2008	917,910	$0.15	2.19	$385,522
Exercisable at September 30, 2008	917,910	$0.15

The Company had previously recognized $43,533 of compensation cost related to option awards granted during the year ended June 30, 2008 and there is no unamortized compensation cost at September 30, 2008.

As of September 30, 2008 and 2007, there were 2,964,000 warrants issued and outstanding with an exercise price of $0.81.  The warrants expire in September 2010.

8.           Convertible Debentures

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

As of September 30, 2008 the Company had a cash balance of $281,213.  Although in May 2008, the Company received $400,000 from the issuance of convertible debentures, the Company will need to raise substantial funds in order to execute its product development plan.   Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2009.  The Company will seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

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

On April 15, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services for one year beginning April 28, 2008. The agreement provides for the payment of an annual fee of $125,000, payable in equal quarterly installments of $31,250, and 100,000 shares of the Company’s common stock. In addition the agreement grants the consultant incentive compensation which could result in the issuance of up to 350,000 shares of the Company’s common stock.  The Company has amended the agreement to postpone services from July 1, 2008 through September 30, 2008, although the quarterly payment will still be made, and extend the contract through July 28, 2009.  As of September 30, 2008, the Company has paid the two quarterly installment of $62,500 and 100,000 shares in the Company’s common stock.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2008.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

During the three months ended September 30, 2008, the Company did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

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

Dated:  November 13,  2008

CELLCEUTIX CORPORATION

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	November 13, 2008