Form 10-Q
period 2008-12-31
Cellceutix CORP
filed 2009-02-13
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares outstanding of the Registrant's Common Stock as of January 23, 2009 was 91,791,000 shares.

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets-December 31, 2008 (Unaudited) and June 30, 2008 (Audited)	2

Statements of Operations (Unaudited) - For the Three and Six Months Ended December 31, 2008 and 2007, and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2008	3

Statement of Changes in Stockholders - Deficit (unaudited) For the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2008	4

Statements of Cash Flows (Unaudited) - For the Six Months Ended December 31, 2008 and 2007, and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2008	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T. Controls and Procedures	10

PART II OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10
Si Signatures	11

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	December 31, 2008	June 30, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash	$241,804	$351,860
Prepaid expenses	15,050	97,917

Total current assets	256,854	449,777

Total assets	$256,854	$449,777

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$8,125	$13,730
Accrued expenses	35,700	20,349
Accrued salaries and payroll taxes	641,415	345,378
Convertible debentures	400,000	-
Due to officer	32,310	32,310
Total current liabilities	1,117,550	411,767

Long term liabilities:
Convertible debentures	-	400,000
Total liabilities	1,117,550	811,767

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,791,000 and 91,891,000 shares issued and outstanding, respectively	9,179	9,189
Additional paid in capital	166,915	148,623
Deficit accumulated during development stage	(1,036,790)	(519,802)
Total stockholders' deficit	(860,696)	(361,990)

Total liabilities and stockholders' deficit	$256,854	$449,777

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	June 20, 2007 (Date of Inception) Through December 31, 2008

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative	9,003	8,980	20,413	8,980	46,042
Payroll expenses	148,018	45,834	296,037	45,834	641,415
Professional fees	35,762	19,283	60,458	19,283	150,641
Stock compensation expense	123,282	43,533	123,282	43,533	166,815
Total operating expenses	316,065	117,630	500,190	117,630	1,004,913
Loss from operations	(316,065)	(117,630)	(500,190)	(117,630)	(1,004,913)

Interest expense-net	(8,219)	—	(16,798)	—	(22,798)

Net loss before provision for income taxes	(324,284)	(117,630)	(516,988)	(117,630)	(1,027,711)

Provision for income taxes	—	—	—	—	—

Net loss	$(324,284)	$(117,630)	$(516,988)	$(117,630)	$(1,027,711)

Basic and Diluted Loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations	91,891,000	24,671,467	91,891,000	13,335,734

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders'Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through December 31, 2008
(Unaudited)
	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

SharS Share exchange in reverse merger with Cellceutix Pharma, Inc. DecemDecember 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of stock options	-	-	43,533	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	50

Capital contribution from a stockholder	-	-	50	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	105,000

Net loss	-	-	-	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	(105,000)
Issuance of stock options	-	-	123,282	-	123,282
Net loss for the six months ended December 31, 2008	-	-	-	(516,988)	(516,988)
Balance, December 31, 2008 (unaudited)	91,791,000	$9,179	$166,915	$(1,036,790)	$(860,696)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2008	For the Six Months Ended December 31, 2007	For the Cumulative Period June 20, 2007 (Date of Inception) through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(516,988)	$(117,630)	$(1,027,711)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	123,282	43,533	166,815
Cancellation of stock issued for services	(17,500)	-	(17,500)
Changes in operating assets and liabilities:
Prepaid expenses	(4,633)	-	2,450
Accounts payable	(5,605)	9,783	8,175
Accrued expenses	15,351	18,949	35,700
Accrued salaries and payroll taxes	296,037	45,834	641,415
Net cash (used in) provided by operating activities	(110,056)	469	(190,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	-	-	50
Loan from officer	-	-	32,310
Sale of common stock	-	-	100
Proceeds from convertible debentures	-	-	400,000
Net cash provided by financing activities	-	-	432,460

NET (DECREASE) INCREASE IN CASH	(110,056)	469	241,804

CASH, BEGINNING OF PERIOD	351,860	-	-

CASH, END OF PERIOD	$241,804	$469	$241,804

               SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Common stock issued for acquisition	$-	$9,079	$9,079
Forgiveness of debt	$-	$-	$50

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

 December 31, 2008
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

Pursuant to the terms of the Exchange, EconoShare, Inc. acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of Econoshare Inc.’s common stock, par value $0.0001 per share (the “Common Stock”), resulting in an aggregate of 91,791,000 shares (the “Exchange of Shares”) of EconoShare, Inc. Common Stock issued and outstanding. As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of EconoShare, Inc.  The Exchange Shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma, Inc. common stock held by such Cellceutix Pharma, Inc. shareholder at the time of the Exchange.

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

On January 14, 2008, a majority of the shareholders of EconoShare, Inc. approved an amendment to the Registrant’s articles of incorporation to change the name of the Registrant to Cellceutix Corporation (“the Company”).  Upon the filing of a Definitive Information Statement and effectiveness of the name change the Company applied to the Financial Industry Regulatory Authority (FINRA)  to change its stock symbol on the Over the Counter Bulletin Board, resulting in the Company’s new stock symbol of “CTIX”. The Company is considered a development stage company at this time.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2008 and 2007, (b) the financial position at December 31, 2008 and (c) cash flows for the six month periods ended December 31, 2008 and 2007, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10KSB for the fiscal year ended June 30, 2008. The results of operations for the three and six month periods ended December 31, 2008 are not necessarily indicative of those to be expected for the entire year.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through December 31, 2008, the Company has had a net loss of $1,027,711, no sales and a working capital deficit of $860,696 at December 31, 2008.  As of December 31, 2008, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities and debt issuance to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of debt or equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The recent economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further, or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

4.           Commitments and Contingencies

Consulting Agreement

On April 15, 2008 the Company signed a service agreement with a consultant to provide public relations and strategic communications advice and services to the Company for one year beginning April 28, 2008. In October the Company was notified of the death of the consultant and the agreement was terminated in accordance with its terms.  The 100,000 shares of the Company’s common stock previously issued to the consultant were returned to the Company and cancelled.

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

The Company is continuing the research and development of these Compounds and has therefore, assigned no value to these Compounds.

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

Upon receiving New Drug Application (“IND”): $250,000 if received within 10 months
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

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an Investigational New Drug Application (“IND”) submission to the US Food and Drug Administration (“FDA”).  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. To date the Company has not incurred any charges by KARD.

6.           Due To Officer

As of December 31, 2008, Leo Ehrlich, CFO loaned the Company $32,310 for working capital purposes.  The loan is not interest bearing and is not collateralized. The Company expects to repay this loan during the 2009 fiscal year.
7.           Stock Options and Warrants:

Stock Options

The Company granted 918,910 options to an employee during the six month period ended December 31, 2008.   The fair value of each option was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the monthly trading of a similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors

Expected term (in years)	3
Expected stock price volatility	111.2%
Risk-free interest rate	1.27%
Expected dividend yield	0%
Estimated fair value per option granted	$0.13

The following table summarizes all stock option activity for options granted during the periods ended December 31, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2008	917,910	$0.15	2.44	385,522
Granted	918,910	0.20	2.93
Outstanding at December 31, 2008	1,836,820	$0.18	2.43	$45,896
Exercisable at December 31, 2008	1,836,820	$0.18

The Company had previously recognized $43,533 and $123,282 of compensation cost related to option awards granted for the year ended June 30, 2008 and the six months ended December 31, 2008, there is no unamortized compensation cost at December 31, 2008.

As of December 31, 2008 and 2007, there were 2,964,000 warrants issued and outstanding with an exercise price of $0.81.  The warrants expire in September 2010.

8.           Convertible Debentures

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Convertibel Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

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

Liquidity and Capital Resources

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Convertible Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

As of December 31, 2008 the Company had a cash balance of $241,804.  Although in May 2008, the Company received $400,000 from the issuance of convertible debentures, the Company will need to raise substantial funds in order to execute its product development plan.   Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2009.  The Company will seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

Requirement for Additional Capital

The recent economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further, or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.

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

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  December 31,  2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a small reporting company, the Company is not required to provide the information required by this Item 1A of Part II.

Item 2. Unregistered sales of equity securities

During the three months ended December 31, 2008, the Company did not issue or sell any unregistered equity securities.

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

CELLCEUTIX CORPORATION

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	February 13, 2009