Form 10-Q
period 2009-03-31
Cellceutix CORP
filed 2009-05-08
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares outstanding of the Registrant's Common Stock as of April 20, 2009 was 91,791,000 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

I 1. Item 1. Financial Statements

BBalance Sheets- March 31, 2009 (Unaudited) and June 30, 2008 (Audited)	2

StStatements of Operations (Unaudited) - For the Three and Nine Months Ended March 31, 2009 and 2008, and for the cumulative period from June 20, 2007 (Date of Inception) through March 31, 2009	3

Statements of Changes in Stockholders Deficit (Unaudited)- For the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2009	4

StStatements of Cash Flows (Unaudited) - For the Nine Months Ended March 31, 2009 and 2008, and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2009	5

N Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

It Item 4. Controls and Procedures	10

PART II OTHER INFORMATION	11

I Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	12
Si Signatures	12

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	March 31, 2009	June 30, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash	$160,690	$351,860
Prepaid expenses	7,702	97,917

Total current assets	168,392	449,777

Total assets	$168,392	$449,777

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $312,505 and $0, respectively	$317,935	$13,730
Accrued expenses	47,400	20,349
Accrued salaries and payroll taxes	870,172	345,378
Convertible debentures	400,000	-
Due to officer	32,310	32,310
Total current liabilities	1,667,817	411,767

Long term liabilities:
Convertible debentures	-	400,000
Total liabilities	1,667,817	811,767

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,791,000 and 91,891,000 shares issued and outstanding, respectively	9,179	9,189
Additional paid in capital	178,758	148,623
Deficit accumulated during development stage	(1,687,362)	(519,802)
Total stockholders' deficit	(1,499,425)	(361,990)

Total liabilities and stockholders' deficit	$168,392	$449,777

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	June 20, 2007 (Date of Inception) Through March 31, 2009

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative	10,156	7,318	30,569	16,298	56,198
Research and development	381,587	—	381,587	—	381,587
Payroll expenses	228,757	137,500	524,794	183,334	870,172
Professional fees	9,533	31,391	69,991	50,674	160,174
Stock based compensation expense	11,843	—	135,125	43,533	178,658
Total operating expenses	641,876	176,209	1,142,066	293,839	1,646,789
Loss from operations	(641,876)	(176,209)	(1,142,066)	(293,839)	(1,646,789)

Interest expense-net	(8,696)	—	(25,494)	—	(31,494)

Net loss before provision for income taxes	(650,572)	(176,209)	(1,167,560)	(293,839)	(1,678,283)

Provision for income taxes	—	—	—	—	—

Net loss	$(650,572)	$(176,209)	$(1,167,560)	$(293,839)	$(1,678,283)

Basic and Diluted Loss	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations	91,791,000	91,791,000	91,858,153	39,297,295

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through March 31, 2009
(Unaudited)
	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $0.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

SharS Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of stock options	-	-	43,533	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	50

Capital contribution from a stockholder	-	-	50	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	105,000

Net loss	-	-	-	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	(105,000)
Issuance of stock options	-	-	135,125	-	135,125
Net loss for the nine months ended March 31, 2009	-	-	-	(1,167,560)	(1,167,560)
Balance, March 31, 2009 (unaudited)	91,791,000	$9,179	$178,758	$(1,687,362)	$(1,499,425)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2009	For the Nine Months Ended March 31, 2008	For the Cumulative Period June 20, 2007 (Date of Inception) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,167,560)	$(293,839)	$(1,678,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	135,125	43,533	178,658
Cancellation of stock issued for services	(17,500)	-	(17,500)
Forgiveness of accounts payable	-	500	-
Changes in operating assets and liabilities:
Prepaid expenses	2,715	(15,000)	9,798
Accounts payable including related party payables of $312,505 and $0, respectively	304,205	28,682	317,985
Accrued expenses	27,051	20,949	47,400
Accrued salaries and payroll taxes	524,794	183,334	870,172
Net cash used in operating activities	(191,170)	(31,841)	(271,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	-	-	50
Loan from officer	-	32,310	32,310
Sale of common stock	-	-	100
Proceeds from convertible debentures	-	-	400,000
Net cash provided by financing activities	-	32,310	432,460

NET (DECREASE) INCREASE IN CASH	(191,170)	469	160,690

CASH, BEGINNING OF PERIOD	351,860	-	-

CASH, END OF PERIOD	$160,690	$469	$160,690

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Stock issued for acquisition	$-	$9,079		$9,079
Forgiveness of debt	$-		$-	$50

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

 March 31, 2009
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

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2009 and 2008, (b) the financial position at March 31, 2009 and (c) cash flows for the nine month periods ended March 31, 2009 and 2008 have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10KSB for the fiscal year ended June 30, 2008. The results of operations for the three and nine month periods ended March 31, 2009 are not necessarily indicative of those to be expected for the entire year.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through March 31, 2009, the Company has had a net loss of $1,678,283, no sales and a working capital deficit of $1,499,425 at March 31, 2009.  As of March 31, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities and debt issuance to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The recent economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further, or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material

3.         Going Concern (continued)

adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.  Currently, the Company has not made any arrangements for equity or any other type of financing.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

4.           Commitments and Contingencies

Consulting Agreements

On April 15, 2008 the Company signed a service agreement with a consultant to provide public relations and strategic communications advice and services to the Company for one year beginning April 28, 2008. In October, the Company was notified of the death of the consultant and the agreement was terminated in accordance with its terms.  The 100,000 shares of the Company’s common stock previously issued to the consultant were returned to the Company and cancelled.

On March 2, 2009, the Company entered into an agreement with a patent attorney to prepare patent applications for Cellceutix products. The Company expects to file multiple patent applications during the term of this agreement.  The agreement provides that the Company will grant 40,000 options to purchase shares of the Company’s common stock as compensation for each application filed in lieu of cash compensation. The options will be granted on the day that the work on the application begins. As of March 31, 2009, the attorney had been issued 80,000 options for the preparation of two patents, valued at $11,843 and recorded in the accompanying Statements of Operations as stock compensation expense.  The average exercise price of the options is $0.14 per share.

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

The agreement with Mr. Evans also provides a grant of options to purchase 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.20 and $0.15 per share and fair values of $123,282 and $43,533, for the nine months ended March 31, 2009 and 2008, respectively.  The agreement calls for the issuance options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year.

5.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At March 31, 2009 and June 30, 2008, payables of $14,400 and $6,300 to KARD were included in accrued expenses.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an Investigational New Drug Application (“IND”) submission to the US Food and Drug Administration (“FDA”).  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. To date the Company has incurred $381,587 of research and development expenses by KARD, of which $312,505 is included in accounts payable.

6.           Due To Officer

As of March 31, 2009, Leo Ehrlich, CFO loaned the Company $32,310 for working capital.  The loan is not interest bearing and is not collateralized. The Company expects to repay this loan during the 2009 fiscal year.

7.           Stock Options and Warrants:

Stock Options

The Company granted 918,910 and 80,000 options to an employee and a patent attorney during the nine month period ended March 31, 2009.  The fair value of the options was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the monthly trading of a similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Expected term (in years)	3
Expected stock price volatility	111.2% - 114.9%
Risk-free interest rate	1.27% - 1.28%
Expected dividend yield	0%
Estimated fair value per option granted	$0.13 - $0.15

                    The following table summarizes all stock option activity for options granted during the periods ended March 31, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2008	917,910	$0.15	2.44	$385,522
Granted	998,910	$0.20	2.71	$4,800
Outstanding at March 31, 2009	1,916,820	$0.17	2.22	$50,696
Exercisable at March 31, 2009	1,916,820	$0.17

The Company had previously recognized $43,533 and $135,125 of stock based compensation cost related to option awards granted for the year ended June 30, 2008 and the nine months ended March 31, 2009, there is no unamortized compensation cost at March 31, 2009.

As of March 31, 2009 and 2008, there were 2,964,000 warrants issued and outstanding with an exercise price of $0.81.  The warrants expire in September 2010.

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

9.           Subsequent Events

On April 1, 2009, the Company entered into a three month agreement with a Consultant who will assist the Registrant's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Registrant's products. The Consultant will be compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant will be granted options to purchase 10,000 shares of Registrant's common stock.

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

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

We are now engaged in organizational activities and sourcing compounds and materials and have incurred $381,587 in research and development expenses.  We have not obtained any funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

On March 2, 2009, the Registrant entered into an agreement with a patent attorney to prepare patent applications for Cellceutix products. The agreement provides that the Registrant will grant 40,000 options to purchase shares of the Registrant common stock as compensation for each application filed in lieu of cash compensation. The Options will be granted on the day that the work on the application begins. On March 3, 2009 the Registrant issued 80,000 options for preparations of two patents at the average exercise price of $0.14 per share.

As of March 31, 2009 the Company had a cash balance of $160,690.  Although in May 2008, the Company received $400,000 from the issuance of convertible debentures, the Company will need to raise substantial funds in order to execute its product development plan.   Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2009.  The Company will seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms that are favorable to us.

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

Research and Development Costs.  The Company has incurred $381,587 in research and development activities for the nine months ended March 31, 2009.  We currently do not have funds to meet our planned drug development for the next twelve months and we may not be able to obtain the necessary financing. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve months:

1           Research and Development of $3,000,000: Includes planned costs for Kevetrin of $1,500,000 for additional in-vivo and in-vitro studies which should result with the data required to file an investigational new drug application (“IND”) with the FDA; and $1,500,000 in preclinical development costs for our other compounds.

2           Clinical trials -Assuming we are successful with our  “IND” filing for Kevetrin, and are granted the ability to begin human clinical trials, we have budgeted $3,000,000 for our Phase 1 trials.

3           Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred.

4           Capital costs of $450,000: This is the estimated cost for equipment and laboratory improvements. The Company plans to incur these costs if the planned trials in the calendar year of 2009 show improvement over present treatments.

5           Staffing costs of $500,000: The Company expects to incur these costs for the filing of an investigational new drug application with the FDA. This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately $7,700,000 to meet its budget. The Company does not have any arrangements at this time for equity or other financings other than the financing completed on May 7, 2008.   If we are unable to obtain additional financing, our business plan will be significantly delayed.

Subsequent Events

On April 1, 2009, the Company entered into a three month agreement with a Consultant who will assist the Registrant's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Registrant's products. The Consultant will be compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant will be granted options to purchase 10,000 shares of Registrant's common stock.

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2009.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a small reporting company, the Company is not required to provide the information required by this Item 1A of Part II.

Item 2. Unregistered Sales of Equity Securities

On March 2, 2009, the Company entered into an agreement with a patent attorney to prepare patent applications for Cellceutix products. The agreement provides that the Company will grant 40,000 options to purchase shares of the Company’s common stock as compensation for each application filed in lieu of cash compensation. The options will be granted on the day that the work on the application begins. As of March 31, 2009 the attorney had been issued 80,000 options for the preparation of two patents, valued at $11,843 and recorded in the accompanying Statements of Operations as stock compensation expense.  The average exercise price of the options is $0.14 per share.

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

CELLCEUTIX CORPORATION

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	May 8, 2009