Form 10-K
period 2009-06-30
Cellceutix CORP
filed 2009-10-08
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________
Commission File Number: 000-52321

Cellceutix Corporation
(Exact name of registrant as specified in its charter)

Nevada	13-4303398
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

100 Cummings Center, Suite 151-B
Beverly, MA 01915
(Address of principal executive offices and zip code)

(978)-633-3623
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes |_| No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes |_| No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     Yes  No |X|.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |.

 Yes  No |X|.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company |X|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES   NO|X|.

Issuer's revenues for its most recent fiscal year were $0.00

The aggregate market value of voting stock held by non-affiliates of the Registrant at June 30, 2009 was $16,696,485 computed by reference to the last traded sale price as reported on the Over the Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of September 30, 2009 was 91,861,000 shares.

CELLCEUTIX CORPORATION
FORM 10-K INDEX

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1A, Description of Business - Risk Factors.”

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

At the effective time of the Exchange, our Board of Directors was reconstituted by the resignation of Mr. Hyman Schwartz and Jacob Werczberger from their role as directors, and the appointment of George W. Evans and Krishna Menon as directors (both of whom were directors of Cellceutix Pharma, Inc. immediately prior to the Exchange). Our executive management team also was reconstituted following the resignation of Hyman Schwartz as Company president, and new officers were appointed in place of our former officers (See Item 10 - Directors, Executive Officers and Corporate Governance).

The former holders of Cellceutix Pharma, Inc. Common Stock, upon Exchange, owned approximately 89% of the outstanding shares of the Company’s Common Stock. Accordingly, the Exchange represents a change in control. As of the date of this report, there are 91,836,000 shares of Common Stock issued and outstanding.   For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Cellceutix Pharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with Cellceutix Pharma, Inc. as the legal acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Cellceutix Pharma, Inc.

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

OVERVIEW

EconoShare, Inc. was incorporated on August 1, 2005   in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.  As a result of the Exchange with Cellceutix Pharma, Inc., we have adopted the business plan of Cellceutix Pharma, Inc. and now we are an early stage developmental biopharmaceutical company.  The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations.

We have acquired exclusive rights to seven (7) different pharmaceutical compound candidates that are designed for treatment of diseases which exist, or may exist in the future.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin™, for the treatment of certain cancers.  This compound is furthest along in in-vivo studies in small animals.  Based on the results, the Company has decided to advance  Kevetrin along the regulatory and clinical pathway.

We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which includes: (i) the design and oversight of non-clinical and clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (ii) the interaction with regulatory authorities worldwide.

We expect to concentrate on product development and engage in a  limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a new compound is identified and brought into clinical trials. In addition, we are currently engaged in pre-clinical testing of two of our product candidates and intend to out-source clinical trials, pre-clinical testing and the manufacture of clinical materials to third parties.

Our current portfolio of product candidates in pre-clinical development includes: (i) two (2) anti-cancer agents targeting multiple tumors; (ii) one (1) candidate targeting psoriasis; (iii) one (1) candidate targeting rheumatoid arthritis; (iv) one (1) candidate with potential for indications of osteo-arthritis/asthma; (v) one (1) candidate with a potential for indications of neurological disorders for the treatment of Multiple Sclerosis, Lou Gehrig Disease, and/or Parkinson's Disease; and (vi) a small molecule with potential for development to treat hypertensive emergency.

On May 7, 2008, the Company issued convertible debentures, at 9% per annum, for a total amount of $400,000 (the “2007 Convertible Debentures”).  The principle and related accrued interest are due December 1, 2009, and are secured by the Company’s assets.  The 2007 Convertible Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50. The current principal balance of the 2007 Convertible Debentures is $400,000 as of June 30, 2009 and remains unpaid as of September 30, 2009. The debenture holders have a first priority security interest in all of the assets of the Company.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $2,005,133 at June 30, 2009.  For the year ended June 30, 2009, the Company had a net loss of $1,485,331.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The accompanying financial statements on pages of this Form 10-K have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to continue to realize assets and satisfy liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Glossary of Terms -definitions of certain technical terms used in this report that are commonly used in the pharmaceutical and biotechnology industries

Adenocarcinoma: A cancer that originates in glandular tissue

AKT:  Also known as AKT1 or protein kinase B (PKB) is an important molecule in mammalian cellular signaling.

Alkylation agent:  A compound that interferes with the cell's DNA and inhibits cancer cell growth.

Angiogenesis: is a physiological process involving the growth of new blood vessels from pre-existing vessels.

Carcinomas: A type of cancer that arises from the lining cells of the body, called epithelial cells. Epithelial cells form the outer layer of the skin, and the membranes lining the digestive tract, bladder and uterus, as well as the tubes and ducts that run through the body's organs.

Cisplatin: is a platinum-based chemotherapy drug used to treat various types of cancers.

Cytotoxicity: is the quality of being toxic to cells.

Epifluorescence microscope - A fluorescence microscope uses a much higher intensity light to illuminate the sample. This light excites fluorescence species in the sample, which then emit light of a longer wavelength. A fluorescent microscope also produces a magnified image of the sample, but the image is based on the second light source -- the light emanating from the fluorescent species -- rather than from the light originally used to illuminate and excite the sample.

Folate:  A B-complex vitamin that is being studied as a cancer prevention agent.

Immunocytochemistry:   A method of detecting cancer in tissues. Monoclonal antibodies are used to stain the tissues and cells before examination under a microscope.

Immunolocalisation:  The immunoresponse noticed locally.

In-vitro: refers to the technique of performing a given experiment in a test tube, or, generally, in a controlled environment outside a living organism.

In-vivo: refers that which takes place inside an organism. In science, in vivo refers to experimentation done in or on the living tissue of a whole, living organism as opposed to a partial or dead one. Animal testing and clinical trials are forms of in-vivo research.

Isotoxic: Compounds that show toxicity levels equally at given doses.

LTB4; Leukotriene B4 (LTB4) is a notable participant in inflammation and chemotaxis.

Lysates: are a variety of cell and tissue used as positive controls for our antibodies.

P53, also known as protein 53:  A tumor suppressor gene that is mutated in many human cancers and results in the loss of a cell’s ability to check for DNA damage.

Small Molecule Drug:  A medicinal drug compound having a molecular weight of less than 1,000 Daltons, and typically between 300 and 700 Daltons.

Western Blot Analysis: A technique used to identify and locate proteins based on their ability to bind to specific antibodies.

Xenograft: The cells of one species transplanted to another species.

The Company’s Pipeline Consists of the Following Compounds:

Compound	Disease	Development Stage
Kevetrin	Cancer	Preclinical
KM 277	Arthritis	Preclinical
KM 278	Arthritis/Asthma	Preclinical
KM 133	Psoriasis	Preclinical
KM 362	Cancer	Early R&D
KM-3174	MS/ALS/Parkinsons	Early R&D
KM-732	Hypertensive emergency	Early R&D

Compound: Kevetrin

Disease: Cancer

Our lead product candidate, Kevetrin, was discovered by Dr. Krishna Menon, a Company founder. The Company acquired exclusive rights to Kevetrin in August 2007.  (See Item 13. Certain Relationships and Related Transactions)

Kevetrin is initially being developed to treat certain cancers. There is a potential for use of Kevetrin in multiple tumor types. The Company has conducted pre-clinical studies in lung cancer, head and neck cancer, colon cancer, breast cancer and prostate cancer.  Several of these studies have involved cell lines that are resistant to standard drugs.

Kevetrin is being developed as an intravenous (IV) infusion therapy (the giving of the drug directly into the vein).

Information about these cancers is available at http://www.cancer.gov .

Kevetrin Studies To-Date

Prior to our acquisition of exclusive rights to Kevetrin, a small molecule now proprietary to the Company, the molecule had been subjected to extensive initial in-vitro and in-vivo studies. Kevetrin acts as an AKT inhibitor with the potential to work through other pathways, as well.  Kevetrin has shown to have potent activity against various cancer cell lines both in-vitro and in-vivo.  Summary results are presented below:

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

Immunolocalisation of p53

To determine the localization of p53, immunocytochemistry was carried out. Briefly, HCT-116 cells were attached to glass slides overnight and exposed to isotoxic concentrations of Kevetrin (300 µg/ml),  or cisplatin (11 µg/ml) for 6 h. After drug exposure, cells were fixed with 3.7% formaldehyde, permeabilized with 0.25% Triton X-100, and blocked with 1% BSA. Cells were then incubated for 1 h with anti-p53 polyclonal antibodies (Sc-6243; Santa Cruz Biotechnology) followed by secondary anti-rabbit FITC-conjugated antibodies (Amersham Life Sciences). Coverslips were mounted in Vectashield (Vector Laboratories) and analyzed with an epifluorescence microscope Axiovert 100M equipped with appropriate filters and laser confocal scanning system LSM 510 by using a plan Apochromat x63 objective (Zeiss). ). p53 is a very important protein in the development of colorectal cancers. This experiment demonstrated that Kevetrin has potent activity in cancers that contain p53 proteins. This activity is another reason that we selected Kevetrin for further development.

Western Blot Analysis

Western blot analysis was performed. Whole cell lysates were prepared from cells treated with isotoxic concentrations of Kevetrin (300 µg/ml), or Cisplatin (11 µg/ml) for 6 h. Proteins (50 µg/lane) were separated on a 4-12% polyacrylamide SDS gel and transferred to PolyScreen membranes.  The presence of p53, p21, and Я-actin was revealed by anti-p53 antibodies (Sc-6243; Santa Cruz Biotechnology), anti-p21 antibodies (Sc-3976; Santa Cruz Biotechnology), and anti-actin antibodies (Sc-1616; Santa Cruz Biotechnology), respectively, followed by incubation with peroxidase-conjugated secondary antibodies (Jackson ImmunoResearch) and detection by enhanced chemiluminescence (New England Nuclear).  The proteins p53, p21 and B-actin are very important in the development of cancers. Suppressing these proteins is vital in the treatment of cancer, and the enhanced suppression of such proteins was shown in the experiment. Therefore Kevetrin was selected for development.

Influence of Kevetrin on the Viability of Human Tumor Cell Lines

The influence of Kevetrin on the viability of 10 different types of human tumor cells, including carcinomas of the lung, colon, breast, ovary, prostate, sarcomas, gliomas, and leukemias, was determined after continuous exposure to Kevetrin for three doubling times. The cytotoxicity differs >120-fold between the different cell lines ranging from 6 ng/ml for Colo 205 (colon carcinoma cells) to 640 ng/ml for U2-Os (osteosarcoma cells). Generally, Kevetrin has potent activity against human tumor cells of epithelial origin. The cytotoxic effect of Kevetrin was most pronounced toward non-small cell lung, colon and ovarian carcinomas with IC50s ranging from 11 to 68 ng/ml.

Time Dependence of Kevetrin Cytotoxicity

To determine the influence of exposure time on the cytotoxic effects of Kevetrin, DU-145, HCT-116, and HT-29 carcinoma cells were exposed to different concentrations of Kevetrin for 5, 10, 20, 30, or 45 minutes or 1, 2, 6, 24, or 120 hours. Clear time-dependent cytotoxic effects of Kevetrin were observed for all three cell lines with longer exposure  times being associated with increased cytotoxicity . The time dependence was particularly dramatic for exposure times [See figure 1] 30-45 minutes. In contrast, extending the drug exposure time beyond 24 hours had no influence on the cytotoxicity.

See Figure 1-Time Dependence of Kevetrin Cytotoxicity

Activity Spectra for Kevetrin & Cisplatin

Comparison of the activity spectra of Cisplatin and Kevetrin toward 10 different types of human tumor cells demonstrates clear differences between the two drugs. The activity of Kevetrin was more marked than that of Cisplatin toward lung, head and neck, breast, ovary, colon, and hepatic cell lines. Interestingly, Kevetrin showed activity toward all head and neck (n = 3), non-small cell lung (n = 3), ovary (n = 6), colon (n = 5), and glioma (n = 2) cell lines tested in contrast to Cisplatin, which generally exhibited a more heterogeneous response within a given tumor cell type. The difference between Kevetrin and the Cisplatin was particularly striking for the three head and neck cancer cell lines. Kevetrin showed activity toward all of the cell lines, whereas Cisplatin was active toward only one of the three cell lines. Surprisingly, Kevetrin has only very limited activity toward leukemias, which is unusual for alkylating agents, and different from what is observed for Cisplatin.

See Figure 2-Activity Spectra for Kevetrin & Cisplatin

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

Activity toward Cisplatin-resistant Cells

The development of resistance to Cisplatin is associated with treatment failure and disease progression in several tumor types, such as ovarian cancer. We therefore compared the activities of Kevetrin toward two well-characterized, Cisplatin-resistant ovarian carcinoma cell lines of A2780. The results show that A2780 resistant cell lines are not resistant to Kevetrin compared with the 7-fold resistance to Cisplatin.

Influence of p53 and p21 Status

Increasing evidence suggests that loss of p53 function is accompanied by increased resistance to alkylating agents, such as cisplatin. We have compared the influence of Kevetrin toward parental HCT-116 human colon adenocarcinoma cells and the HCT-116 p53 -/- subline, where the p53 gene has been deleted by homogenous recombination. The results show that loss of p53 function has only marginal effect on the cytotoxicity of Kevetrin.  In contrast, p53 deficiency is associated with [See figure 2] 4-fold resistance to Cisplatin compared with parental cells expressing p53.  P53 is a transcription factor that is expressed at low levels in the absence of cellular stress, and its expression is induced by a variety of stimuli, usually including DNA damage. Therefore, the independence of p53 status with respect to Kevetrin-mediated cytotoxicity could be caused by lack of p53 induction. Alternatively, p53 might be induced by Kevetrin but not playing an important role in Kevetrin-mediated cell death. To distinguish between these two possibilities, HCT-116 cells were treated with an isotoxic dose of Cisplatin, or Kevetrin, followed by immunocytochemistry with a p53-directed antibody. The results show that not only Cisplatin but Kevetrin also was able to induce the accumulation of nuclear p53. The induction of p53 was further confirmed by Western blot analysis. Among the many p53 target genes, the cyclin-dependent kinase inhibitor p21cip-1/waf-1 is the most universally expressed in tumor cell lines. Western blot analysis of p21 expression in cells treated with an isotoxic dose of Kevetrin and Cisplatin shows that both these agents were able to induce p21, thus suggesting that the drug-induced p53 is transcriptionally active. It should be noted that untreated HCT-116 control cells express constitutive levels of p21, which may explain the relatively modest induction of p21 after drug treatment.

Pooled Analysis of Kevetrin Efficacy in Nude Mice with SCC-15 Head and Neck Cancer

Methods

Three experiments were conducted using the same protocol at Kard Scientific, Wilmington, MA, Toxicone in Hyderabad, India and at the University of British Columbia.  In each experiment there were four arms, control, Kevetrin alone, radiation alone, and Kevetrin administered sequentially with radiation.  Each arm included ten nude mice with head and neck cancer SCC-15, a squamous cell carcinoma.  Tumor reduction was measured every other day and calculated, until it reached 1,500 mg, starting from approximately 100 mg.  The results of the experiments were pooled and means and standard deviations were calculated.  Statistical evaluations of active arms compared to control were performed using the Student ‘s t-test.

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

Kevetrin Efficacy in NCI-H1975 Lung Cancer Cell Line

Summary

Kevetrin is effective in mouse models of human lung cancer: NCI-H1975

•	Kevetrin (200 mg/kg IP x 3 doses)

o	142% to 156% tumor growth delay compared to controls

o	44% to 107% tumor growth delay compared to paclitaxel (22 mg/kg IV x 4 doses)

•	No decrease in animal weight

Details

Nude mice were implanted with NCI-H1975, a multi-drug resistant human lung non-small cell lung carcinoma (NSCLC) cell line, subcutaneously in the right flank.  Once tumors reached, on average, ~120 to 200 mm3, the mice were grouped according to similar tumor size ranges. Mice were treated intraperitoneally with 200 mg/kg Kevetrin every other day for 3 doses.  For comparison, another group of mice were treated with 22 mg/kg paclitaxel IV every other day for 4 doses.  Another group of mice remained untreated to serve as controls. Tumors were measured three times per week.  During treatments, mice were observed daily for any adverse affects and mouse body weights were measured.

The results of the initial experiment, presented as median tumor volumes over time, are shown in:

Figure 3

(NCI-H1975 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod or 22 mg/kg paclitaxel IV qod).

The growth of NCI-H1975 human lung adenocarcinoma tumors was significantly delayed (p<0.01) following treatment with Kevetrin compared to controls, whereas paclitaxel had little efficacy in these tumors compared to controls.  Tumor growth delay with Kevetrin was also significantly greater than with paclitaxel (p<0.01).  On measurements of tumor volume at day 28, Kevetrin was significantly more effective than controls or paclitaxel (p<0.01).

The results of the repeat experiment are shown in:

Figure 4

( NCI-H1975 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod or 22 mg/kg Taxol IV qod).

In this experiment, the growth of NCI-H1975 human lung adenocarcinoma tumors was significantly delayed (p<0.01) following treatment with Kevetrin compared to controls, whereas paclitaxel had only moderate efficacy in these tumors producing a tumor growth delay of compared to controls. Tumor growth delay with Kevetrin was also significantly greater than with paclitaxel (p<0.01).  On measurements of tumor volume at day 25, Kevetrin was significantly more effective than controls or paclitaxel (p<0.01).   A significant therapeutic index was achieved since no weight loss occurred during treatment with Kevetrin.

These results demonstrate that Kevetrin, but not paclitaxel, has potent anti-tumor activity against a human lung adenocarcinoma xenograft tumor model, NCI-H1975, at a dose and schedule that is well-tolerated as indicated by no weight loss during treatment. These studies support the development of Kevetrin in lung carcinoma indications, particularly in cases where tumors have become resistant to standard chemotherapy.

Kevetrin Efficacy in A-549 Lung Cancer Cell Line

Summary

Kevetrin is effective in mouse models of human lung cancer: A549

•	Kevetrin (200 mg/kg IP x 3 doses)

o	33% to 111% tumor growth delay compared to controls

o	33% to 100% tumor growth delay compared to paclitaxel (22 mg/kg IV x 4 doses)

•	Only 3% to 4% decrease in animal weight

Details

Kevetrin was shown to be effective in animal model experiments (mice) with of human lung cancer cell lines.  Nude mice were implanted with A-549, a multi-drug resistant human lung non-small cell lung carcinoma (NSCLC) cell line, subcutaneously in the right flank.  Once tumors reached, on average, ~120 mm3, the mice were grouped according to similar tumor size ranges. Mice were treated intraperitoneally with 200 mg/kg Kevetrin every other day for 3 doses.  For comparison, another group of mice were treated with 22 mg/kg paclitaxel IV every other day for 4 doses.  Another group of mice remained untreated to serve as controls. Tumors were measured three times per week.  During treatments, mice were observed daily for any adverse affects and mouse body weights were measured.

The results of the initial experiment, presented as median tumor volumes over time, are shown in:

Figure 5

(A549 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod  or 22 mg/kg paclitaxel IV qod).

The growth of A549 human lung adenocarcinoma tumors was significantly delayed (p < 0. 01) following treatment with Kevetrin, whereas paclitaxel had little efficacy in these tumors producing a no tumor growth delay.

The results of the repeat experiment are shown in:

Figure 6

6 (A549 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod or 22 mg/kg Taxol IV qod).

In this experiment, the growth of A549 human lung adenocarcinoma tumors was significantly delayed (p < 0. 01) following treatment with Kevetrin, whereas paclitaxel had little efficacy in these tumors producing a tumor growth delay of only 11%.  A significant therapeutic index was achieved since during treatment, Kevetrin resulted in only a 3% to 4%, but transient, decrease in average animal weight.

These results demonstrate that Kevetrin, but not paclitaxel, has potent anti-tumor activity against a human lung adenocarcinoma xenograft tumor model, A549, at a dose and schedule that is well-tolerated as indicated by a small transient weight loss during treatment. These studies support the development of Kevetrin in lung carcinoma indications, particularly in cases where tumors have become resistant to standard chemotherapy.

Acute Toxicity Studies

The Company has completed two acute toxicity studies, one in mice and one in rats.

In the acute toxicity mouse study, animals were sorted into 4 groups of twenty animals, each comprised of ten male and ten female mice.  One group served as the controls and the other three groups were administered a single dose of 150 mg/kg, 200 mg/kg or 300mg/kg of Kevetrin.  Animals were observed for 15 days.  Data was periodically collected measuring food consumption, body weight and various blood chemistry parameters.  At the conclusion of the 15 day trial, post-mortem examinations were made of all the mice. In this study there were no significant indications of toxicity at expected therapeutic doses in the mice that had been dosed with Kevetrin.

In the acute toxicity rat study, animals were sorted into 4 groups of ten animals, each comprised of five male and five female rats.  One group served as the controls and the other three groups were administered a single dose of 160 mg/kg, 200 mg/kg or 240 mg/kg of Kevetrin.  Animals were followed for 15 days.  Data was periodically collected measuring food consumption, body weight and blood chemistry parameters.  At the conclusion of the 15 day trial, post-mortem examinations were made  of all the rats.  In this study there were no significant indications of toxicity at expected therapeutic doses in the rats that had been dosed with Kevetrin.

FIGURES

Figure 1:  Time dependence for cytotoxicity.  A) HT-29, B) HCT-116, C) DU-145 carcinoma cells were exposed to different concentrations of Kevetrin for 5, 10, 20, 30, or 45 min or 1, 2, 6, 24, or 120 h. Cellular viability, as measured using the MTT assay, expressed as IC50 was plotted verses time of Kevetrin exposure.

Kevetrin

Cisplatin

Figure 2 :  The influence of Kevetrin and cisplatin on the viability of the indicated tumor cell lines was measured using the MTT assay after continuous exposure to Kevetrin for three doubling times. The indicated values are calculated as follows: log (IC50 individual cell line - IC50 average). Negative values indicate that the cell line is more sensitive than the average, whereas positive values indicate that the cell line is more resistant than the average. The average IC50s for all cell lines tested were 4.9 x 10-7 M for Kevetrin and 2.1 x 10-6 M for cisplatin.

Figure 3.  Median NCI-H1975 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod on days 7-11 or 22 mg/kg paclitaxel IV qod on day 7-13 after tumor implantation.

Figure 4.  Median NCI-H1975 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod on days 7-11 or 22 mg/kg Taxol IV qod on day 7-13 after tumor implantation.

Figure 5.  Median A549 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod on days 7-11 or 22 mg/kg paclitaxel IV qod on day 7-13 after tumor implantation.

[

Figure 6.  Median A549 tumor volumes in nude mice treated with either 200 mg/kg Kevetrin IP qod on days 7-11 or 22 mg/kg Taxol IV qod on day 7-13 after tumor implantation.
]

Figure 7.  Pharmacokinetics profile of Kevetrin .  Time vs. concentration curve of plasma from mice treated with 50 mg/kg of Kevetrin

Compound: KM 277

Disease: Arthritis

In-vivo studies on over 1,000 animal subjects have been conducted to check for potential efficacy of KM 277 in rheumatoid arthritis. These studies, as well as related in vitro assays, have led the Company’s management to believe that the compound has developmental potential for the treatment of the disease.

Compound: KM 278

Disease: Arthritis/Asthma

KM 278 showed potential efficacy in both Osteoarthritis animal models and Asthma animal models.  KM 278 was tested against standard treatment for asthma and Osteoarthritis. These studies have led the Company’s management to believe that the compound has developmental potential for the treatment of asthma and Osteoarthritis.

Compound: KM-133

Disease: Psoriasis

KM 133 is a small molecule compound, acting on the principles of folate mechanism, is in very early stage development and may have potential efficacy against Psoriasis.   After a series of chemical optimization exercises, the Company is now completing an animal study in a xenograft model of psoriasis.  If the study is successful, the Company will begin to advance the compound along the regulatory pathway.

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

Compound: KM-732

Disease: Hypertensive Emergency

This is a very early-stage developmental compound with potential for the treatment of hypertensive emergency.  After additional in vitro and in vivo studies, the Company will determine whether to advance this compound for further development.

INTELLECTUAL PROPERTY

The Company has been assigned all right title and interest to the following seven pharmaceutical compounds: Kevetrin, KM 277, KM 278, KM 133 KM 362, KM 3174, and KM 732 by their inventors. The Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, the Company’s Director, President, and principal shareholder.    With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S.

On May 20, 2009, the Company filed a U.S. patent application covering pharmaceutical formulations of Kevetrin and many novel compounds having similar structures to Kevetrin that may have potential as drug development candidates. The application also covers the use of Kevetrin and the other related compounds in various areas, including cancers.  The Company plans to file in other countries within a year of the U.S. filing.

The Company intends to file patent applications for the other compounds as funds become available.

OUR STRATEGY

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of cancer and inflammatory disease.  Our strategy is to use our business and scientific expertise to maximize the value of our pipeline.  We will do this by focusing initially on our lead compound, Kevetrin, and advancing it as quickly as possible along the regulatory pathway.  We will develop the highest quality data and broadest intellectual property to support Kevetrin.

We currently own all development and marketing rights to our products.  In order to successfully develop and market our products, we may have to partner with other companies.  Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

MANUFACTURING

The Company's compounds are still in preclinical development and at this time the Company does not have, and does not intend to establish, manufacturing facilities to produce its product candidates in the near or mid-term. In June 2009, the Company signed an agreement with Girindus America, Inc., for the manufacture of Kevetrin active pharmaceutical ingredient.  The Company may continue to use the services of Kard, Inc.   (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

GOVERNMENT REGULATION

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the United States Food and Drug Administration (“FDA”). The Federal Food, Drug and Cosmetic Act, and other federal and state statutes and regulations, govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and the product approval process is a very expensive and time consuming process. The FDA must approve a drug before it can be sold in the United States. The general process for FDA approval of a drug is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug's potential safety and benefits. We submit this data to the FDA in an investigational new drug application (IND) seeking their approval to test the compound in humans.

Clinical Trials

If the FDA accepts the IND, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years to compile, and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

Phase 1. The drug is given to a small number of healthy human subjects (patients) to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

Phase 2. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.

Phase 3. If a compound appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population of patients, are conducted at numerous sites in different geographic regions, and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug.  It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous and reliable Phase 3 clinical trials.

FDA Approval Process

If we believe that the data from the Phase 3 clinical trials show an adequate level of safety and effectiveness, we will file a new drug application (NDA) with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions regarding the drug. This committee makes a recommendation to the FDA, which is not binding on the FDA, but is generally followed. If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will allow the Company to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough, or effective enough, or because it does not believe that the data submitted is reliable or conclusive.

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

The FDA may also require us to: (i) complete additional testing; (ii) provide additional data or information; (iii), improve our manufacturing processes, procedures or facilities; and (iv) require extensive post-marketing testing and surveillance to monitor the safety or benefits of our product candidates if it determines that our new drug application does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that a company is  complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we must obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us.. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

Should our products be approved for marketing, we would also be subject to various other State and Federal laws concerning the marketing and cost reimbursement of our products.

Other major countries or groups of countries, such as the European Union, Japan and Canada, have similarly rigorous regulatory processes.  They may also require studies not required by the FDA, which can add to the cost and risk of development.  Products approved by the FDA might not be approved by these countries.  After review by the health authorities, pricing and cost reimbursement are also subject to separate approvals in many of these countries.

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

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed development pipeline.  Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed development pipeline.

EMPLOYEES

As of June 30, 2009 the Company had three (3) employees, Mr. George Evans, Dr. Krishna Menon, and Mr. Leo Ehrlich.   Messrs. Krishna Menon and George Evans executed employment agreements with the Company on December 7, 2007.  The Company expects to conduct its operations using contractors and consultants for the short term. The Company may hire additional full-time employees to be engaged in administration, research and development should the Company have adequate funds.

CORPORATE INFORMATION

The Company's corporate headquarters are located at 100 Cummings Center, Suite 151-B, Beverly, MA, 01915. The Company's telephone number is (978) 633-3623.

ITEM 1A.    RISK FACTORS

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

Risks Specific to Us

Our company is a development stage company that has no products approved for commercial sale, has never generated any revenues, and may never achieve revenues or profitability.

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

If the Company is unable to repay the balance of the debentures, the holders of the debentures may initiate foreclosure proceedings against the assets of the Company.

On May 7, 2008, the Company issued convertible debentures, at 9% per annum, for a total amount of $400,000 (the “2007 Convertible Debentures”).  The principle and related accrued interest are due December 01, 2009, and are secured by the Company’s assets.  The 2007 Convertible Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50. The current principal balance of the 2007 Convertible Debentures is $400,000 as of June 30, 2009 and remains unpaid as of September 30, 2009. The debenture holders have a first priority security interest in all of the assets of the Company.  At the present time the Company does not have sufficient cash available to repay the debenture holders.

The report of our independent registered public accounting firm includes a going concern opinion, and we may not be profitable in the future, if ever.

As of June 30, 2009 we have $140,380 cash available to support operations or our business plan.  Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern opinion in its report which is included elsewhere in this Form 10-K. It is uncertain at this time how the going concern opinion by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have resources to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately nine million dollars ($9,000,000) in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets. We may not be able to secure this amount of financing on  terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development and file an IND application with the FDA for our anti-cancer drug, Kevetrin. This will delay:

• research and development programs;

• preclinical studies and clinical trials; material characterization studies, regulatory processes;

• establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may require will depend on many factors, including the:

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

Our drug candidates are in early developmental stage. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any of our drug candidates.

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

The R&D, manufacture and marketing of drug candidates are subject to regulation, primarily by the FDA in the United States, and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, R&D activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including approval delays or refusals to approve drug licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recalls or seizures of products, injunctions against shipping drugs and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining FDA approval for a drug has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (i) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product's safety; (ii) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics; (iii) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (iv) filing by a company and acceptance and approval by the FDA of a New Drug Application (“NDA”), for a drug product or a biological license application (“BLA”), for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to the Company in terms of getting our drug candidates through clinical testing and to market.

The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the drug candidate exposes clinical subjects to an unacceptable health risk. Investigational drugs used in clinical studies must be produced in compliance with current good manufacturing practice (“cGMP”) rules pursuant to FDA regulations.

Sales outside the United States of products that we develop will also be subject to additional regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources.

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

• Even if regulatory approval for any of our product is obtained, the corresponding marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license.

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

• We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with cGMP regulations.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

The work-plan we have developed for the next twelve (12) months should enable us to file an Investigational New Drug (“IND”) application for Kevetrin, our anti-cancer drug in our 2009-2010 fiscal year. We need to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates as well as toxicity profiles. The data will then be used to file an IND application, an important first step towards the goal of obtaining FDA approval for testing the drug in human patients.

The testing, marketing and manufacturing of any product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed drugs, and failure to receive such approvals, would have an adverse effect on the drug's potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such proposed drug from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

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

We have no experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA. The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale.

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trails in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to engage in revenue-generating operations

We are subject to risks inherent in conducting clinical trials. The risk of non compliance with FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or ever commercializing our drug candidates.

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

The Company is exposed to product liability, clinical and preclinical liability risks which could place a substantial financial burden upon the Company should it be sued, because the Company does not currently have product liability insurance.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our compounds and the proprietary compounds  of others with which we have entered into licensing agreements. We have filed one patent application and expect to file a number of additional patent applications in the coming years.  There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the proprietary compounds owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the proprietary compounds. If any trade secret, know-how or other proprietary information and/or compounds not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We do not believe that any of the drug candidates we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our proprietary compounds will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties' patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our proprietary compounds.    Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our cGMP manufacturing facility and process or the cGMP manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the cGMP regulations or other applicable manufacturing regulations.

Our potential collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We may have to rely substantially upon strategic collaborations for marketing and the commercialization of our drug candidates, and we may rely even more on strategic collaborations for R&D of our other drug candidates. Our business will depend on our ability to sell drugs to both government agencies and to the general pharmaceutical market. We may have to sell our drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaborations with third parties capable of providing these services. In addition, we have not yet marketed or sold any of our drug candidates or entered into successful collaborations for these services in order to ultimately commercialize our drug candidates.

If we determine to enter into R&D collaborations during the early phases of drug development, our success will in part depend on the performance of our research collaborators. We will not directly control the amount or timing of resources devoted by our research collaborators to activities related to our drug candidates. Our research collaborators may not commit sufficient resources to our programs. If any research collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to our collaborators, or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

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

Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other pharmaceutical companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than us. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially  adversely affected.

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

The Company believes the following persons are critical to the success of the Company as well as the terms of the employment agreements between them and the Company:

On December 7, 2007, the Company entered into employment agreements with its two executive officers, Mr. George Evans, Chief Executive Officer, and Dr. Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with minimum annual base salaries of $200,000 in the first year, $300,000 in the second year and $400,000 in the third year.  In addition, the agreements provide for bonuses according to the following schedule:

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

The agreement with Mr. Evans also provides a grant of options to purchase a number of shares of the Company's stock equal to one percent of the issued and outstanding common stock following the first anniversary of the commencement of the agreement.  Thereafter Mr. Evans shall be issued an additional grant of options following the successive anniversaries of the commencement date of a number of shares of common stock equal to one percent of the issued and outstanding common stock at a purchase price equal to the average closing bid price of the common stock on its primary exchange for the fifteen successive trading days immediately prior to the date of the grant.

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

We compete with biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, government agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital on terms and conditions acceptable to us.

We are aware of numerous products under development or manufactured by competitors that are used for the prevention or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that potentially directly compete with our drug candidates even though their approach to such treatment is different.

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline.  Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline.

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

As of June 30, 2009, the last trade price of our common stock, as quoted on the OTC Bulletin Board, was $0.38.  The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2009, shareholders of the Company had approximately 56,391,000 shares of restricted stock, or 61% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

Our directors and executive officers own or control a sufficient number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

At June 30, 2009, our directors and executive officers own or control approximately 48% of our outstanding voting power. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of our company.

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

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management's Discussion and Analysis in this Form 10-K. While the Company currently has no offers to sell it securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-K.

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2009 we had 91,836,000 shares of common stock outstanding, and warrants and options convertible to 5,297,487 shares of common stock outstanding.

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

As of June 30, 2009, approximately 56,391,000 of the 91,836,000 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 8,500,000 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our principal offices are located at 100 Cummings Center, Suite 151-B, Beverly, MA 01915.  Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. On December 7, 2007, Cellceutix Pharma began renting 200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month.  In September 2008, when Kard moved to its present location in Beverly, MA, the Company moved along with them. The Company's telephone number is (978) 633-3623.

We subcontract the laboratory research and development work to Kard Scientific which occupies 10,000 square foot in the same building.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $390,587.

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

None,

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

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB). The table below sets forth the high and low prices for the Company’s Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended          Low price High price

June 30, 2009	$0.20	$1.00
March 31, 2009	$0.20	$0.20
December 31, 2008	$0.15	$0.30
September 30, 2008	$0.38	$0.92
June 30, 2008	$0.57	$1.01
March 31, 2008	$1.90	$1.90

December 11 to December 31, 2007 (1)           No Trading Occurred

(1) Effective date of reverse merger, December 11, 2007

Number of Shareholders

As of June 30, 2009, a total of 91,836,000 of the Company’s common stock (shares) are outstanding and held by approximately 100 shareholders of record. Of this amount, 35,445,030 shares are unrestricted 8,493,118 shares are restricted securities held by non-affiliates, and the remaining 47,897,882 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2009, there were 2,964,000 warrants and 2,066,820 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards In Last Fiscal Year

None

Recent Cancellation of Unregistered Securities

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

Recent Sales of Unregistered Securities

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

On March 2, 2009, the Company entered into an agreement with a patent attorney to prepare patent applications for Cellceutix products. The Company expects to file multiple patent applications during the term of this agreement.  The agreement provides that the Company will grant 40,000 options to purchase shares of the Company’s common stock as compensation for each application filed in lieu of cash compensation. The options will be granted on the day that the work on the application begins. As of June 30, 2009, the attorney had been issued 80,000 options for the preparation of two patents, valued at $11,843 and recorded in the accompanying Statements of Operations as patent expense.

On April 1, 2009, the Company entered into a three month agreement with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant was granted options to purchase 10,000 shares of Company's common stock.  For the year ended June 30, 2009, the Consultant was awarded a total of 30,000 options to purchase common stock valued at $7,507 to be vested over one year.  For the year ended June 30, 2009, the Company has expensed $600 to professional fees expense for the amortization of those options.  As of June 30, 2009, the Company has accrued $4,000 for the June 30, 2009 payment.

On May 6, 2009, the Company entered into a one year agreement with a Consultant to provide advice on financial and administrative matters as specifically requested by the Company.  In exchange for these services, the Company granted the Consultant an option to purchase 100,000 shares of common stock and the option expires on May 6, 2012.  The option is valued at $36,085 and vests over a one year period.  For the year ended June 30, 2009, the Company has expensed $6,015 to professional fees expense.

On June 9, 2009, the Company entered into an agreement with a Consultant to assist the Company by providing advice on FDA regulatory matters as specifically requested by Officers of the Company and it is expected that the primary focus of the services will be to prepare for and arrange a pre-IND meeting for Kevetrin.  The Consultant will be compensated at the rate of $100 per hour for partial days and $1,000 per day for full days, plus reasonable and documented expenses.  In addition, the Consultant was granted options to purchase 20,000 shares common stock valued at $5,065 and vests over a one year period.  The options are exercisable for three years at an exercise price of $0.15 per share.  For the year ended June 30, 2009, the Company has expensed $422 to professional fees expense.

On June 11, 2009, the Company determined that they would award the patent attorney additional compensation of 20,000 shares of common stock, valued at $7,600.  This amount has been recorded in the accompanying Statements of Operations as patent expense.

On June 30, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $9,500.  At June 30, 2009, the Company has included $9,500 as a prepaid expense to be amortized over the Consultant’s one year of service.

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of June 30, 2009, no payment has been made under this contract, nor has any work been performed.

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

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should read in conjunction with the financial statements and the notes to those statements included in this Form 10-K. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

Acquisition and Reorganization

On December 6, 2007, the Acquisition of Cellceutix Pharma, Inc. was completed, and the business of Cellceutix Pharma, Inc. was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of Cellceutix Pharma, Inc. and excludes the prior operations of EconoShare, Inc..

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

In August and October 2007, we acquired exclusive rights to a total of six (6) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  In July, 2009 we acquired the rights to an additional compound.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers.   Kevetrin is furthest along in in-vivo studies in small animals.  Based on the experimental studies results to date, the Company has decided to advance Kevetrin along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we are currently engaged in pre-clinical testing of one of our product candidates and intend to out-source clinical trials, pre-clinical testing and have currently outsourced the cGMP manufacturing of Kevetrin to third parties (Girindus America, Inc.).

We are now engaged in organizational activities, sourcing compounds, synthesis of experimental quantities, and the outsourcing of cGMP manufacturing of Kevetrin.  We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Liquidity and Capital Resources

As of June 30, 2009 the Company had a cash balance of $140,380.   The Company will need to raise substantial funds in order to execute its product development plan.   Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2010.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

Subsequent to June 30, 2008, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company to a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A is an unsecured, 6% per annum simple interest bearing, demand note. The principal balance of the Ehrlich Promissory Note A is $32,310 as of June 30, 2009 and 2008 and remains unpaid as of September 30, 2009.

On May 7, 2008, the Company issued convertible debentures, at 9% per annum, for a total amount of $400,000 (the “2007 Convertible Debentures”).  The principle and related accrued interest are due December 01, 2009, and are secured by the Company’s assets.  The 2007 Convertible Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50. The current principal balance of the 2007 Convertible Debentures is $400,000 as of June 30, 2009 and remains unpaid as of September 30, 2009.

Subsequent to June 30, 2009, Mr. Ehrlich, an officer of the Company, provided cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B is an unsecured, 6% per annum simple interest bearing, demand note. The current principal balance of the Ehrlich Promissory Note B is $85,000 and remains unpaid as of September 30, 2009.

Requirement for Additional Capital

Research and Development Costs.  The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

1
Research and Development of $4,500,000: Includes planned costs for Kevetrin of $2,500,000 for additional in-vivo, in-vitro, pharmaco-kinetic, pharmaco-dynamic, and toxicology studies; and cGMP materials, which should result with the data required to file an investigational new drug application (“IND”) with the FDA; and $2,000,000 in preclinical development costs for our other compounds. In August 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin’s active pharmaceutical ingredient.

2	Clinical trials – We have budgeted $2,000,000 for our Phase 1 trials (assumes success of Company’s IND filing for Kevetrin)..

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $500,000: Estimated cost for equipment and laboratory improvements.

5
Staffing costs of  $500,000: The Company expects to incur these costs for the filing of  the IND which include additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $8,750,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Time Schedules, Milestones and Development Costs

In the event that sufficient funding can be obtained, we shall endeavor to achieve completion of the following event within the next twelve months:

Project	Drug Development of Kevetrin™ for Cancer
Current status
Kevetrin is currently in preclinical studies.  Kevetrin acts as an AKT inhibitor with possible activity in other pathways.  Our experiments to date suggest that it is a potent anti-cancer agent.  The compound was well tolerated and showed little toxicity in various animal studies.  We are currently conducting further studies concerning the potential safety of the compound in order to request permission from FDA to begin clinical studies.

Nature, timing and estimated costs
We expect to submit the compound for an IND submission in 2010 as a drug candidate for the treatment of certain cancers. The Company has budgeted approximately $2,500,000 for the material development, production and testing of this drug during this period. Should management determine the results to be satisfactory, we will proceed to  a Phase I clinical study with the approval of the FDA which we have presently budgeted at  $5,000,000,  of which we expect  $2,000,000 to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing can not be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Kevetrin will become marketable.

The Company intends to commit limited resources towards the development of compounds other than Kevetrin during the next twelve (12) months.

The Company has limited experience with pharmaceutical drug development. As such, these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

The Company has contracted the manufacturing of the Kevetrin in June 2009, with Girindus America, Inc., for the cGMP manufacture of Kevetrin’s active pharmaceutical ingredient( site certified by the FDA) in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I , II and III ).

The Company believes it can contract the manufacturing of its other compounds at sites certified by the FDA in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials of its other compounds (Phase I, II and III).

The work-plan we have developed for the next twelve (12) months is expected to enable us to file the IND in our fiscal year.  If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this may significantly impact our development timelines and/or our financing needs.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2009, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  For the periods ended June 30, 2009 and 2008, and since inception, the Company incurred $390,587, $0 and $390,587 of research and development costs, respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2009, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products, which have gained market acceptance.  For the years ended June 30, 2009 and 2008 and from inception to June 30, 2009, the Company has recorded $19,443, $0 and $19,443, respectively.

Long-Lived Assets

The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, not subject to amortization, to be held and used or disposed of.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At June 30, 2009, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

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

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of June 30, 2009, the Company had no unrecognized tax benefits or related interest and penalties.  Under FIN 48, we will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations.  We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), our long-lived assets to be held and used in the business are reviewed for impairment. When impairment is noted, assets are evaluated for impairment at the lowest level for which there is identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. At June 30, 2009, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

Contingencies

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

Subsequent Events

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 has not had a material impact on the financial reporting of the Company.

In accordance with SFAS 165, the Company has evaluated subsequent events through October 8, 2009, the date of issuance of the Financial Statements. During the period from July 1, 2009 to October 8, 2009, the Company did not have any material recognizable subsequent events.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
Cellceutix Corporation
Beverly, Massachusetts

We have audited the accompanying balance sheets of Cellceutix Corporation (a development stage enterprise) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Cellceutix Corporation (a development stage enterprise) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The accompanying financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
October 8, 2009

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	June 30, 2009	June 30, 2008

Assets
Current assets:
Cash	$140,380	$351,860
Prepaid expenses	14,853	97,917

Total current assets	155,233	449,777

Total assets	$155,233	$449,777

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $327,179 and $0, respectively	$340,013	$13,730
Accrued expenses, including related party rent accrual of $17,100 and $6,300, respectively	59,100	20,349
Accrued officers’ salaries and payroll taxes	1,116,869	345,378
Note payable to officer	32,310	32,310
Convertible debentures	400,000	-
Total current liabilities	1,948,292	411,767

Long term liabilities:
Convertible debentures	-	400,000
Total liabilities	1,948,292	811,767

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,836,000 and 91,891,000 shares issued and outstanding, respectively	9,184	9,189
Additional paid in capital	202,890	148,623
Deficit accumulated during development stage	(2,005,133)	(519,802)
Total stockholders' deficit	(1,793,059)	(361,990)

Total liabilities and stockholders' deficit	$155,233	$449,777

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations

	For the Year Ended June 30, 2009	For the year ended June 30, 2008	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2009

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	47,459	25,099	73,088
Officers’ payroll and payroll tax expense	894,773	388,911	1,283,684
Research and development	390,587	-	390,587
Professional fees	98,713	90,183	188,896
Patent expense	19,443	-	19,443

Total operating expenses	1,450,975	504,193	1,955,698

Loss from operations	(1,450,975)	(504,193)	(1,955,698)

Interest expense - net	(34,356)	(6,000)	(40,356)
Net loss before provision for income taxes	(1,485,331)	(510,193)	(1,996,054)
Provision for income taxes	-	-	-

Net loss	$(1,485,331)	$(510,193)	$(1,996,054)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of common shares used in basic and fully diluted per share calculations	91,842,452	52,366,221

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statement of Changes in Stockholders’ Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through June 30, 2009

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $0.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

SharShare exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of stock options	-	-	43,533	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	50

Capital contribution from a stockholder	-	-	50	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	105,000

Net loss	-	-	-	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	(105,000)
Issuance of stock options	-	-	142,162	-	142,162
Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	-	7,600
Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497		9,500
Net loss for the year ended June 30, 2009	-	-	-	(1,485,331)	(1,485,331)
Balance, June 30, 2009	91,836,000	$9,184	$202,890	$(2,005,133)	$(1,793,059)

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	For the Cumulative Period June 20, 2007 (Date of Inception) through June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,485,331)	$(510,193)	$(1,996,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	142,162	43,533	185,695
Issuance of common stock for services	7,600	—	7,600
Cancellation of stock issued for services	(17,500)	—	(17,500)
Amortization of prepaid expenses	—	17,500	17,500
Changes in operating assets and liabilities:
Prepaid expenses	5,064	(10,417)	(5,353)
Accounts payable	326,283	13,350	340,063
Accrued expenses	38,751	20,349	59,100
Accrued officers’ salaries and payroll taxes	771,491	345,378	1,116,869
Net cash used in operating activities	(211,480)	(80,500)	(292,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	—	50	50
Sale of common stock	—	—	100
Loan from officer	—	32,310	32,310
Proceeds from convertible debentures	—	400,000	400,000
Net cash provided by financing activities	—	432,360	432,460

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(211,480)	351,860	140,380

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	351,860	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$140,380	$351,860	$140,380

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$9,079	$9,079
Forgiveness of debt	$—	$50	$50
25,000 shares of common stock issued for future services	$7,600	—	$7,600
100,000 shares of common stock issued for services	$—	$105,000	$105,000
Cancellation of 100,000 shares of common stock for services	$(105,000)	—	$(105,000)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

 June 30, 2009

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

Pursuant to the terms of the Exchange, EconoShare, Inc. acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of EconoShare, Inc.’s common stock, par value $0.0001 per share (the “Common Stock”), which resulted at that time in an aggregate of 91,791,000 shares (the “Exchange of Shares”) of EconoShare, Inc. Common Stock issued and outstanding. As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of EconoShare, Inc.  The Exchange Shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma, Inc. common stock held by such Cellceutix Pharma, Inc. shareholder at the time of the Exchange.

The former holders of Cellceutix Pharma Common Stock at the time of the exchange owned approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control. As of June 30, 2009, there are 91,836,000 shares of Common Stock issued and outstanding.  For financial accounting purposes, the acquisition was a reverse acquisition of EconoShare, Inc. by Cellceutix Pharma, Inc., under the purchase method of accounting, and was accounted for as a recapitalization as of June 20, 2007 with Cellceutix Pharma, Inc. as the accounting acquirer.

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

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through June 30, 2009, the Company has had a cumulative net loss of $1,996,054, no revenues and a working capital deficit of $1,793,059 at June 30, 2009.  As of June 30, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities and debt issuance to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The recent economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.  Currently, the Company has not made any arrangements for equity or any other type of financing.

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

3.         Significant Accounting Policies

The significant accounting policies followed are:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less. There were no cash equivalents at June 30, 2009 and 2008.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  For the periods ended June 30, 2009 and 2008, and since inception, the Company incurred $390,587, $0 and $390,587 of research and development costs, respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2009, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products, which have gained market acceptance.  For the years ended June 30, 2009 and 2008 and from inception to June 30, 2009, the Company has recorded $19,443, $0 and $19,443, respectively.

Long-Lived Assets

The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, not subject to amortization, to be held and used or disposed of.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At June 30, 2009, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

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

The Company has generated net losses since inception and accordingly has not recorded a provision for income taxes. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset the deferred tax assets. Additionally, the future utilization of the NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future.  If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of June 30, 2009, the Company had no unrecognized tax benefits or related interest and penalties.  Under FIN 48, we will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations.  We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Basic Earnings (Loss) per Share

Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, “Earnings per Share,” by dividing income or loss attributable to common stockholders by weighted average common stock outstanding.  Diluted earnings per share is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares.  In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.  Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) and convertible debentures, for the periods ended June 30, 2009 and 2008 were 5,297,487 and 4,148,577, respectively.

Common stock equivalents for the all periods presented were anti-dilutive due to the net losses sustained by the Company during these periods.

Reclassifications

Certain balances in the prior period’s financial statements have been reclassified to conform to the presentation adopted in the current year.  Such reclassifications did not affect the net loss.

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

The fair value of each option for the year ended June 30, 2009 and 2008 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the monthly trading of a similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

	2009	2008
Expected term (in years)	3	3
Expected stock price volatility	108.4% - 114.9%	86.4%
Risk-free interest rate	1.27%– 1.93%	3.15%
Expected dividend yield	0%	0%
Estimated fair value per option granted	0.13 - 0.36	0.05

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). The equity instruments, consisting of stock options, are valued using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

The components of stock based compensation recognized in the Company’s Statement of Operations for the years ended June 30, 2009 and 2008 and since inception are as follows:

	For the year ended June 30, 2009	For the year ended June 30, 2008	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2009

Officers’ payroll and payroll tax expense	$123,282	$43,533	$166,815
Professional fees	7,037	-	7,037
Patent expense	19,443	-	19,443
	$149,762	$43,533	$193,295

  Recent Accounting Pronouncements

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 has not had a material impact on the financial reporting of the Company.

In accordance with SFAS 165, the Company has evaluated subsequent events through October 8, 2009, the date of issuance of the Financial Statements. During the period from July 1, 2009 to October 8, 2009, the Company did not have any material recognizable subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on July 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present financial statements.

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

On March 2, 2009, the Company entered into an agreement with a patent attorney to prepare patent applications for Cellceutix products. The Company expects to file multiple patent applications during the term of this agreement.  The agreement provides that the Company will grant 40,000 options to purchase shares of the Company’s common stock as compensation for each application filed in lieu of cash compensation. The options will be granted on the day that the work on the application begins. As of June 30, 2009, the attorney had been issued 80,000 options for the preparation of two patents, valued at $11,843 and recorded in the accompanying Statements of Operations as patent expense.

On April 1, 2009, the Company entered into a three month agreement with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant was granted options to purchase 10,000 shares of Company's common stock.  For the year ended June 30, 2009, the Consultant was awarded a total of 30,000 options to purchase common stock valued at $7,507 to be vested over one year.  For the year ended June 30, 2009, the Company has expensed $600 to professional fees expense for the amortization of those options.  As of June 30, 2009, the Company has accrued $4,000 for the June 30, 2009 payment.

On May 6, 2009, the Company entered into a one year agreement with a Consultant to provide advice on financial and administrative matters as specifically requested by the Company.  In exchange for these services, the Company granted the Consultant an option to purchase 100,000 shares of common stock and the option expires on May 6, 2012.  The option is valued at $36,085 and vests over a one year period.  For the year ended June 30, 2009, the Company has expensed $6,015 to professional fees expense.

On June 9, 2009, the Company entered into an agreement with a Consultant to assist the Company by providing advice on FDA regulatory matters as specifically requested by Officers of the Company and it is expected that the primary focus of the services will be to prepare for and arrange a pre-IND meeting for Kevetrin.  The Consultant will be compensated at the rate of $100 per hour for partial days and $1,000 per day for full days, plus reasonable and documented expenses.  In addition, the Consultant was granted options to purchase 20,000 shares common stock valued at $5,065 and vests over a one year period.  The options are exercisable for three years at an exercise price of $0.15 per share.  For the year ended June 30, 2009, the Company has expensed $422 to professional fees expense.

On June 11, 2009, the Company determined that they would award the patent attorney additional compensation of 20,000 shares of common stock, valued at $7,600.  This amount has been recorded in the accompanying Statements of Operations as patent expense.

On June 30, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $9,500.  At June 30, 2009, the Company has included $9,500 as a prepaid expense to be amortized over the Consultant’s one year of service.

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of June 30, 2009, no payment has been made under this contract, nor has any work been performed.

Pharmaceutical Compounds

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277 and KM 278, by their inventors. The Company was assigned all right, title, and interest to an additional three pharmaceutical compounds on October 17, 2007, KM 133 KM 362 and KM 3174,  and in July 2009 was assigned all right, title, and interest to KM 732.  In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon.  The Company filed a patent application for Kevetrin and intends to file patent applications for each of the other six compounds as funds become available.

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

The agreement with Mr. Evans also provides a grant of options to purchase 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.20 and $0.15 per share and fair values of $123,282 and $43,533, for the years ended June 30, 2009 and 2008, respectively.  The agreement calls for the issuance options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year.

As of June 30, 2009, the Company has recorded accrued officer’s salaries and payroll taxes are as follows:

George Evans                                           $375,000
Krisna Menon                                            375,000
Leo Ehrlich                                                287,500
Accrued Payroll Taxes                      79,369
   $1,116,869

5.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At June 30, 2009 and 2008, payables of $17,100 and $6,300 to KARD were included in accrued expenses, respectively. For the years ended June 30, 2009 and 2008, the Company has included $10,800 and $6,300 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. To date the Company has incurred $390,587 of research and development expenses by KARD, all of which was during the June 30, 2009 year end, of which $321,505 is included in accounts payable.

6.           Due To Related Party

Subsequent to June 30, 2008, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company to a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A is an unsecured, 6% per annum simple interest bearing, demand note. The principal balance of the Ehrlich Promissory Note A is $32,310 as of June 30, 2009 and 2008 and remains unpaid as of September 30, 2009.

Subsequent to June 30, 2009, Mr. Ehrlich, an officer of the Company, provided cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B is an unsecured, 6% per annum simple interest bearing, demand note. The principal balance of the Ehrlich Promissory Note B is for a maximum of $100,000.  Mr. Ehrlich has provided cash of $85,000 and this amount remains unpaid as of September 30, 2009.

7.           Stock Options and Warrants

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

Stock Options

The following table summarizes all stock option activity for options granted since inception:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 20, 2007	—	$—	—	$—
Granted	917,910	$0.15	2.44	$385,522
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at June 30, 2008	917,910	$0.15	2.44	$385,522
Granted	1,148,910	$0.19	2.51	$207,404
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	$418,523
Exercisable at June 30, 2009	1,937,653	$0.17	1.98	$399,481

The following table represents our non vested share-based payment activity for the year ended June 30, 2009:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options – June 30, 2008	-	-
	-
Granted	1,148,910	$0.19
Vested	(1,019,743)	0.19
Forfeited	-

Nonvested options – June 30, 2009	129,167	$0.19

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.15	927,910	1.44	$0.15	919,577	$0.15
0.20	918,910	2.44	0.20	918,910	0.20
0.14	80,000	2.67	0.14	80,000	0.14
0.18	100,000	2.85	0.18	16,667	0.18
0.35	10,000	2.92	0.35	833	0.35
0.37	20,000	2.95	0.37	1,667	0.37
0.38	10,000	3.00	0.38	-	0.38
	2,066,820			1,937,653

For the year ended June 30, 2009 and 2008 and the period from inception to June 30, 2009, there was $142,162, $43,533 and $185,695, respectively, of compensation cost related to option awards granted and $41,621 unamortized compensation cost expected to be recognized over the next year.

As of June 30, 2009 and 2008, there were 2,964,000 warrants issued and outstanding.  The weighted average exercise price was $0.81 and the options expire in September 2010.  There were no new warrants issued during the years ended June 30, 2009 and 2008.

8.           Convertible Debenture

On May 7, 2008, the Company issued convertible debentures, at 9% per annum, for a total amount of $400,000 (the “2007 Convertible Debentures”).  The principle and related accrued interest are due December 1, 2009, and are secured by the Company’s assets.  The 2007 Convertible Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50. The current principal and accrued interest balance of the 2007 Convertible Debentures is $400,000 and $42,000, respectively, as of June 30, 2009 and remains unpaid as of September 30, 2009. The debenture holders have a first priority security interest in all of the assets of the Company.

9.         Income Tax

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date.

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused federal tax losses available to carry forward and apply against taxable income in future years totaled approximately $1,113,000 at June 30, 2009. The loss carry forwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.  Due to the limitation and the Company’s historical losses, the Company has placed a full valuation allowance.  The valuation allowance increased by $633,300 at June 30, 2009 and $175,800 at June 30, 2008.

The income tax provision  benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

	Years Ended		June 20, 2007
			through
	June 30, 2009	June 30, 2008	June 30, 2009
Income tax benefit as statutory rate	$(219,500)	$(158,700)	$(269,200)
Increase (decrease) in income tax due to:
State income taxes, net	(23,400)	(16,900)	(28,700)
Valuation allowance	242,900	175,600	297,900
	$-	$-	$-

There was no current or deferred provision or benefit for income taxes for the year ended June 30, 2009 and 2008 and for the period from June 20, 2007 (Date of Inception) through June 30, 2009.  The components of deferred tax assets as of June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008

Deferred tax (liability) asset:
Accrued payroll	$390,400	$120,700
Net operating loss carryforward	418,700	55,100
	809,100	175,800
Valuation allowance	(809,100)	(175,800)
Total deferred taxes	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2009 covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that material weaknesses exist due to the lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual.  Currently, the Company’s management reviews all transactions.  Until the Company raises additional capital, it cannot remediate this weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name (1)	Age	Title
George W. Evans	54	Chief Executive Officer; Chairman of the Board of Directors
Krishna Menon	61	President; Chief Scientific Officer, Director
Leo Ehrlich	51	Chief Financial Officer; Director
Hyman Schwartz	57	Former President and Director (resigned on December 6, 2007)
Jacob Werczberger	35	Former Secretary and Director (resigned on December 6, 2007)

(1)   Each of the persons performs services for the Company on a part-time basis.

George W. Evans JD, MBA served as CEO of Cellceutix Pharma since inception in June 2007. Following the acquisition, he was appointed CEO and Chairman of the board of directors of the Company. Prior to joining Cellceutix Pharma, Mr. Evans worked for Pfizer Inc. from 1980 to 2006. Mr. Evans has more than 25 years experience in the Pharmaceutical industry. He worked in a number of positions for Pfizer Inc, ending his career there as General Counsel for Pfizer's worldwide prescription drug unit, and a member of the unit's leadership team. Mr. Evans was a member of the Editorial Advisory Board Of the Food and Drug Law Journal and the Finance Committee of the Food and Drug Law Institute and a member of the Board of the New York City Bar Fund. He is a graduate of Williams College and Columbia University’s Law and Business schools.

Krishna Menon RCM, PhD, VMD served as President of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed President and a director. Dr. Menon, simultaneously therewith, also serves as the Chief Operating Officer at Kard Scientific, Inc.  Dr. Menon is also the inventor of Kevetrin, our lead compound.  Since June 2005, Dr. Menon is also the Chief Regulatory Officer (a non- executive officer position) at NanoViricides, Inc. Dr. Menon has more than 35 years in drug development for academia and industry. Originally trained as a veterinary surgeon, Menon began his career as Chief Government Veterinarian for a major Parish in Jamaica. He segued to a three-year stint as Director of Agriculture for the Cayman Islands, in the British Caribbean and, in 1982, moved to the Dana Farber Cancer Research Institute, where he worked under the direction of Nobel Laureate Dr. Tom Frye. Two years later, he earned his PhD in Pharmacology from Harvard University. Menon's PhD work focused on anti-folate therapy of various cancers. Menon was Research Scientist at Dana Farber from 1985 to 1990 and Senior Research Scientist, In Vivo Research (Cancer), at Bayer Pharmaceuticals (Miles Laboratories) from 1991 to 1993. After a year operating his own veterinary oncology and drug development consultancy practice, Menon was tapped Group Leader, Cancer In Vivo Research and Clinical Development, for Eli Lilly (1995-2001), where he played a key role in lead selection and pre-clinical development of Gemzar and Alimta which in 2008 had approximately $2.9 billion dollars in sales, and co-developed another seven compounds currently in late-stage clinical development. In 1999, Eli Lilly honored Menon with the “President's Recognition Award”. (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

Leo Ehrlich, CPA,  served as Chief Financial Officer (CFO) of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed CFO and a director.  From October 8, 1999 to December 31, 2008, Mr. Ehrlich had been a director at StatSure Diagnostic Systems, Inc. and has held different executive officer positions at that company including CEO, President, and CFO. Mr. Ehrlich was also CFO and a director of NanoViricides, Inc. from June 1, 2005 until May 2007.  Mr. Ehrlich is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

Hyman Schwartz, resigned on December 6, 2007.  He had been employed at Econoshare, Inc. as President, Chief Operations Officer, Treasurer, and Chairman of the Board of Directors since August 1, 2005.  Mr. Schwartz is also the president of The Hyett Group Ltd. since 1996.  Through divisions,  the  Hyett Group Ltd. provides various business services to its clients,  including software design, mergers & acquisitions, business consulting and  operates  a  business  concept  lab.  Mr. Schwartz received his degree in accounting from La Salle University in 1975.   From August 1999 until January 2004, Hyman Schwartz was a director of New Medium Enterprises, Inc. a publicly traded company.

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

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and persons who own beneficially more than ten percent of our equity securities, are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission. They must also furnish copies of these reports to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2008 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that a Form 4 was filed late.

ITEM 11. EXECUTIVE COMPENSATION

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

Name and Principal Position	Year	Salary		Bonus			Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
George W. Evans (1)(2)(3)(4) Chief Executive Officer, Chairman of the Board	2009 2008	$ $	258,333 116,667	$ $	0 0		$ $	123,282 43,533	0 0	$ $	0 0	$ $	381,615 160,200
Dr. Krishna Menon (3)(5)(6) President, Chief Scientific Officer, Director	2009 2008	$ $	258,333 116,667	$ $	0 0		$ $	0 0	0 0	$ $	0 0	$ $	258,333 116,667
Leo Ehrlich, (7)(8)Chief Financial Officer,, Director	2009 2008	$ $	200,000 87,500	$ $		0 0	$ $	0 0	0 0	$ $	0 0	$ $	200,000 87,500

(1)	Mr. Evans has served as Chief Executive Officer and Chairman of the Board of the Company from June 2007 until present.

(2)
 Represents the amount of Mr. Evans’ base salary paid by the Company.  Mr. Evans’ total base salary for 2008 was $200,000 for the period of December 7, 2007 through December 7, 2008, and $300,000 for the period of December 7, 2008 through December 7, 2009. $116,667 was deemed earned by Mr. Evans for the period December 7, 2007 through June 30, 2008 and was originally deferred until June 30, 2009, and remains unpaid as of September 30, 2009.   Mr Evans’ salary deemed earned for the period of July 1, 2008 through June 30, 2009 was $258,333 and was deferred and remains unpaid as of September 30, 2009.

(3)
Officer is eligible for bonuses upon the successful achievement of agreed upon corporate and individual performance based milestones after the Company receives a financing commitment in amount of at least $4,000,000,   upon achieving the following milestones: FDA IND $250,000 if received within 10 months $150,000 if received within 12 months  $100,000 if received within 16 months Completion of Phase 1with clinical results that would have Kevetrin proceed to Phase 2/3: $450,000 if received within 18 months $350,000 if received within 24 months $150,000 if received within 28 months; start Phase 2/3:  $500,000 if within 36 months $350,000 if within 42 months $150,000 if within 48 months.

(4)
Mr. Evans’ employment agreement provides a grant of options to purchase a number of shares of the Company's stock equal to one percent of the issued and outstanding common stock following the first anniversary of the commencement date of the agreement, at a purchase price of $0.15 per share. Mr. Evans shall thereafter be issued an additional grant of options to purchase a number of shares of common stock equal to one percent of the issued and outstanding common stock at a purchase price equal to the average closing bid price of the common stock on its primary exchange for the fifteen successive trading days immediately prior to the date of the grant.

(5)	Dr. Menon has served as President, Chief Scientific Officer and a Director of the Company from June 2007 until present.

(6)
 Represents the amount of Dr. Menon’s base salary paid by the Company.  Dr. Menon’s total base salary for 2008 was $200,000 for the period of December 7, 2007 through December 7, 2008, and $300,000 for the period of December 7, 2008 through December 7, 2009.  $116,667 was deemed earned by Dr. Menon for the period December 7, 2007 through June 30, 2008 and was originally deferred until June 30, 2009, and remains unpaid as of September 30, 2009.  Dr Menon’s salary deemed earned for the period of July 1, 2008 through June 30, 2009 was $258,333 and was deferred and remains unpaid as of September 30, 2009.

(7)	Mr. Ehrlich has served as Chief Financial Officer and a Director of the Company from June 2007 until present.

(8)
 Represents the amount of Mr. Ehrlich’s base salary paid by the Company.  Mr. Ehrlich’s total base salary for 2008 was $150,000 for the period of December 7, 2007 through December 7, 2008, and $250,000 for the period of December 7, 2008 through December 7, 2009.  $87,500 was deemed earned by Mr. Ehrlich for the period December 7, 2007 through June 30, 2008 and was originally deferred until June 30, 2009, and remains unpaid as of September 30, 2009.  Mr Ehrlich’s salary deemed earned for the period of July 1, 2008 through June 30, 2009 was $200,000 and was deferred and remains unpaid as of September 30, 2009.

COMPENSATION POLICY

 Our Company’s executive compensation plan is based on attracting and retaining qualified professionals who possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs. No single component is considered by itself, rather all components of the compensation package are considered in aggregate. Wherever possible, objective measurements will be utilized to quantify performance, however, many subjective factors still come into play when determining performance.

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

COMPENSATION OF DIRECTORS

At this time, Directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse its directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2009 fiscal year.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On December 7, 2007, the Company entered into employment agreements with two (2) executive officers, George Evans, Chief Executive Officer, and Dr. Krishna Menon, President. Both agreements provide for a three year term with minimum annual base salaries of $200,000 in the first year, $300,000 in the second year and $400,000 in the third year.  In addition, the agreements provide for bonuses according to the following schedule:

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

Samuel Danishefsy, PhD.  Dr. Danishefsky is the incumbent of a Eugene W. Kettering Chair and a member of the Molecular Pharmacology and Chemistry Program in the Sloan-Kettering Institute (SKI). He is also a professor of chemistry at Columbia University.

Dr. Danishefsky earned his BS degree from Yeshiva University, his PhD degree from Harvard University, and conducted postdoctoral research at Columbia with Gilbert Stork. In 1996, Drs. Danishefsky and Stork shared the Wolf Prize. Dr. Danishefsky has previously won the American Chemical Society Award for Creative Work in Chemical Synthesis, the Cope Medal, and the Tetrahedron Prize, among others, as well as membership in the National Academy of Sciences. He joined Memorial Sloan-Kettering Cancer Center in 1991 after serving on the faculties of both the University of Pittsburgh and Yale University.

 Members of the Scientific Advisory Board have each received 25,000 shares of the Company's common stock as remuneration for their services.  The Company has also agreed to reimburse members of the Scientific Advisory Board for expenses incurred in their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Dr. Krishna Menon C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	32,048,286	34.9%
George W. Evans (3) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	4,602,312	5.0%
Leo Ehrlich (4) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	11,247,284	12.2%
All Directors and Executive Officers as a Group (3 persons) (5)	47,897,882	52.1%

1.
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

2.
For each shareholder, the calculation of percentage of beneficial ownership is based upon 91,836,000 shares of Common Stock outstanding as of June 30, 2009, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

3.
George W. Evans, Chief Executive Officer and Chairman.  Includes 2,766,496 shares of EconoShare Inc.’s common stock held by Mr. Evans and includes 1,835,816 shares of EconoShare, Inc.’s common stock held by the children of George W. Evans.

4.
Leo Ehrlich, Chief Financial Officer and Director.  Includes 7,745,002 shares of EconoShare, Inc.’s common stock held by Mr. Ehrlich and includes 3,502,282 shares of EconoShare, Inc.’s common stock held by the wife and children of Leo Ehrlich.

5.
Includes 6,088,070 shares of Common Stock indirectly owned by certain of the Executive Officers and Directors as a group but excludes vested options to acquire approximately 1,836,820 additional shares of Common Stock by Executive Officers and Directors, as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dr. Krishna Menon

On August 2, 2007 and October 17, 2007, Cellceutix Pharma entered into Compound Assignment Agreements, with Dr. Krishna Menon, our largest shareholder, covering Kevetrin, KM 277, KM 278 and KM 362.  On June 23, 2009, the Company entered into a Compound Assignment Agreement with Dr. Menon covering KM-732.  In each Agreement, the Company agreed to pay Dr. Menon 5% of net sales of the compounds in countries where a composition of matter patent is issued and 3% of net sales in other countries.

These transactions have identical terms to transactions we entered into with other inventors who are unrelated third parties.

KARD Scientific, Inc.

Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. On December 7, 2007, Cellceutix Pharma began renting 200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $390,587.

Mr. Leo Ehrlich

Subsequent to June 30, 2008, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company to a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A is an unsecured, 6% per annum simple interest bearing, demand note. The principal balance of the Ehrlich Promissory Note A is $32,310 as of June 30, 2009 and 2008 and remains unpaid as of September 30, 2009.

Subsequent to June 30, 2009, Mr. Ehrlich, an officer of the Company, provided cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B is an unsecured, 6% per annum simple interest bearing, demand note. The principal balance of the Ehrlich Promissory Note B is for a maximum of $100,000.  Mr. Ehrlich has provided cash of $85,000 and this amount remains unpaid as of September 30, 2009.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Director Independence

Our common stock trades on the Over the Counter Bulletin Board (OTCBB). As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. During the years ended June 30, 2009 and 2008, the aggregate fees billed by the Company's auditors, Holtz Rubinstein Reminick LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $35,000 and $23,500, respectively.

Audit-Related Fees. During years ended June 30, 2009 and 2008, our auditors, Holtz Rubinstein Reminick LLP, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors, Holtz Rubinstein Reminick LLP, did not provide tax compliance or tax planning advice during the years ended June 30, 2009 and 2008.

All Other Fees. There were no fees billed for services rendered by Holtz Rubenstein Reminick LLP for 2009 and 2008, other than the services described above.

PART IV

 ITEM 15. EXHIBITS

(A) EXHIBITS INCLUDED HEREIN:

EXHIBIT NO. DESCRIPTION

2.1        Agreement and Plan of Share Exchange, by and among EconoShare, Inc., Cellceutix Pharma, Inc., and the Shareholders of  Cellceutix Pharma, Inc. dated as of December 6, 2007 (1)

3.1         Articles of Incorporation of Cellceutix Pharma, Inc. (1)

3.2          By-laws of Cellceutix Pharma, Inc. (1)

10.1        Employment Agreement between EconoShare, Inc. and George W. Evans dated December 7, 2007 (1)

10.2        Employment Agreement between EconoShare, Inc. and Krishna Menon dated December 7, 2007 (1)

10.3        Assignment Agreement between Cellceutix Pharma, Inc. and. Krishna Menon dated August 2, 2007(1)

10.4        Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007(1)

10.5        Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007(1)

10.6        Assignment Agreement between Cellceutix Pharma, Inc. and Geetha Kamburath dated August 21, 2007(1)

10.7        Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated October 17, 2007(1)

10.8        Assignment Agreement between Cellceutix Pharma, Inc. and Adam Harris dated October 17, 2007(1)

10.9 Confidential Disclosure Agreement between Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28, 2007. (1)

10.10      Laboratory Services Agreement Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28,2007. (1)

10.11      Cellceutix Lease with Kard Scientific, Inc. dated December 7, 2007(1)

10.12      Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated June 23, 2009(1)

10.1.1     Security Agreement, dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners, White Star  LLC, and Dahlia Nordlicht, filed with the Company’s Form 10-KSB with the Securities Commission on September 24, 2008

10.2.2    Convertible  Promissory Note dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners,  White Star LLC, and Dahlia Nordlicht, filed with the Company’s Form 10-KSB with the Securities Commission on September 24, 2008

10.3.4 Guaranty in favor of Putnam Partners, White Star LLC, and Dahlia Nordlicht dated as of May 7, 2008, filed with the Company’s Form 10-KSB with the Securities Commission on September 24, 2008

10.13 Agreement with Paul Ginsburg, Attorney filed on Form 8-K with the Securities Commission on April 6, 2009

10.14 Consulting Agreement with Sylvia Holden, Consultant filed on Form 8-K with the Securities Commission on April 6, 2009

10.15 Cellceutix Corporation 2009 Stock Option Plan filed on Form 8-K with the Securities Commission on April 6, 2009

10.16 Consulting Agreement with James DeAngelis filed on Form 8-K with the Securities Commission on May 21, 2009

10.17      Agreement between Cellceutix Pharma, Inc. and Girindus America  dated June 22, 2009*

14.15       Code of Ethics (2)

31. 1         Chairman of the Board and Chief Executive Officer Certifications required under Section 302 of the
   Sarbanes Oxley Act of 2002*

31.2              Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002*

32.            Certifications required under Section 906 of the Sarbanes Oxley Act of 2002*

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

Dated: October  8,  2009

CELLCEUTIX CORPORATION

/s/ George W. Evans

                    --------------------------------------

George W. Evans
Chairman of the Board and
Chief Executive Officer

/s/ Leo Ehrlich

                    --------------------------------------
Leo Ehrlich
                    Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 8, 2009.

/s/ Krishna Menon

-----------------------------
President and Director

                    Krishna Menon