Form 10-Q
period 2009-09-30
Cellceutix CORP
filed 2009-11-16
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes  ☒  No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 16, 2009 was 91,861,000 shares.

1

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

I 1. Item 1. Financial Statements

Balance Sheets- September 30, 2009 (Unaudited) and June 30, 2009(Audited)	2

StStatements of Operations (Unaudited) - For the Three Months Ended September 30, 2009 and 2008, and for the cumulative period from June 20, 2007 (Date of Inception) through September 30, 2009	3

Statements of Changes in Stockholders Deficit (Unaudited)- For the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2009	4

StStatements of Cash Flows (Unaudited) - For the Three Months Ended September 30, 2009 and 2008, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2009	5

N Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

It Item 4. Controls and Procedures	9

PART II OTHER INFORMATION	9

I Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	10
Si Signatures	10

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	September 30, 2009	June 30, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$87,637	$140,380
Prepaid expenses	48,688	14,853

Total current assets	136,325	155,233

Total assets	$136,325	$155,233

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $321,505 and $327,179, respectively	$356,356	$340,013
Accrued expenses, including related party rent accrual of $19,800 and $17,100, respectively	71,698	59,100
Accrued salaries and payroll taxes	1,345,624	1,116,869
Accrued stock based compensation	153,243	-
Note payable to officer	117,310	32,310
Convertible debentures	400,000	400,000
Total current liabilities	2,444,231	1,948,292

Total liabilities	2,444,231	1,948,292

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,861,000 and 91,836,000 shares issued and outstanding, respectively	9,186	9,184
Additional paid in capital	226,499	202,890
Deficit accumulated during development stage	(2,543,591)	(2,005,133)
Total stockholders' deficit	(2,307,906)	(1,793,059)

Total liabilities and stockholders' deficit	$136,325	$155,233

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

			For the Cumulative
			Period from June 20, 2007
	Three Months Ended		(Date of Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	67,298	11,410	140,386
Officers’ payroll and payroll tax expense	314,498	148,019	1,598,182
Research and development	121,813	-	512,400
Professional fees	24,998	24,696	213,894
Patent expense	-	-	19,443
Total operating expenses	528,607	184,125	2,484,305

Loss from operations	(528,607)	(184,125)	(2,484,305)

Interest expense-net	(9,851)	(8,579)	(50,207)

Loss before provision for income taxes	(538,458)	(192,704)	(2,534,512)

Provision for Income taxes	-	-	-

Net Loss	$(538,458)	$(192,704)	$(2,534,512)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common	91,838,174	91,891,000
shares used in basic and diluted
per share calculations

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through September 30, 2009
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $0.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

SharShare exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of stock options	-	-	43,533	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	50

Capital contribution from a stockholder	-	-	50	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	105,000

Net loss	-	-	-	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	(105,000)
Issuance of stock options	-	-	142,162	-	142,162
Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	-	7,600
Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497		9,500
Net loss for the year ended June 30, 2009	-	-	-	(1,485,331)	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	(1,793,059)
Shares issued for services, July 6, 2009 at $0.38	25,000	2	10,748		10,750
Issuance of stock options	-	-	12,861	-	12,861
Net loss for the three months ended September 30, 2009				(538,458)	(538,458)
Balance, September 30, 2009 (unaudited)	91,861,000	$9,186	$226,499	$(2,543,591)	$(2,307,906)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Cumulative Period June 20, 2007 (Date of Inception) through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(538,458)	$(192,704)	$(2,534,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	12,861	-	198,556
Issuance of common stock for services	5,062	-	12,662
Cancellation of stock for services	-	-	(17,500)
Amortization of prepaid expenses	-	-	17,500
Accrued stock based compensation	153,243	-	153,243
Changes in operating assets and liabilities:
Prepaid expenses	(28,147)	(52,625)	(33,500)
Accounts payable	16,343	23,012	356,406
Accrued expenses	12,598	3,651	71,698
Accrued salaries and payroll taxes	228,755	148,019	1,345,624
Net cash used in operating activities	(137,743)	(70,647)	(429,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	-	-	50
Loan from officer	85,000	-	117,310
Sale of common stock	-	-	100
Proceeds from convertible debentures	-	-	400,000
Net cash provided by financing activities	85,000	-	517,460

NET (DECREASE) INCREASE IN CASH	(52,743)	(70,647)	87,637

CASH, BEGINNING OF PERIOD	140,380	351,860	-

CASH, END OF PERIOD	$87,637	$281,213	$87,637

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
25,000 shares of common stock issued for services	$10,750	$-	$10,750
100,000 shares of common stock issued for services	$-	$-	$105,000
Cancellation of 100,000 shares of common stock for services	$-	$-	$(105,000)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2009
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

The former holders of Cellceutix Pharma Common Stock at the time of the exchange owned approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control. As of September 30, 2009, there are 91,861,000 shares of Common Stock issued and outstanding.  For financial accounting purposes, the acquisition was a reverse acquisition of EconoShare, Inc. by Cellceutix Pharma, Inc., under the purchase method of accounting, and was accounted for as a recapitalization as of June 20, 2007 with Cellceutix Pharma, Inc. as the accounting acquirer.

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

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2009 and 2008, (b) the financial position at September 30, 2009 and (c) cash flows for the three month periods ended September 30, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2009.  The results of operations for the three month period ended September 30, 2009 are not necessarily indicative of those to be expected for the entire year.

In accordance with the accounting and disclosure requirements for subsequent events, the Company has evaluated subsequent events through November 16, 2009, the date of issuance of the Financial Statements. During the period from October 1, 2009 to November 16, 2009, the Company did not have any material recognizable subsequent events.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through September 30, 2009, the Company has had a cumulative net loss of $2,534,512, no revenue and a negative working capital of $2,307,906 at September 30, 2009.  As of September 30, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

4.	Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of these changes on the Financial Statements.

On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

5.           Commitments and Contingencies

On April 1, 2009, the Company entered into an agreement, subsequent amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through February 28, 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant was granted options to purchase 10,000 shares of Company's common stock.  As of September 30, 2009, the Consultant has been awarded a total of 60,000 options to purchase common stock valued at $15,702 to be vested over one year.  For the three months ended September 30, 2009, the Company has expensed $2,575 to professional fees expense.

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At September 30, 2009, the Company has included $8,062 as a prepaid expense to be amortized over the Consultant’s remaining service period.

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of September 30, 2009, the remaining balance of Girindis work to be performed per the agreement, is approximately $130,000.

Pharmaceutical Compounds

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277 and KM 278, by their inventors. The Company was assigned all right, title, and interest to an additional three pharmaceutical compounds on October 17, 2007, KM 133 KM 362 and KM 3174. In July 2009, the Company was assigned all right, title, and interest to KM 732.  In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon.  The Company filed a patent application for Kevetrin and intends to file patent applications for each of the other six compounds as funds become available.

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

The agreement with Mr. Evans also provides a grant of options to purchase 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.20 and $0.15 per share and fair values of $123,282 and $43,533, for the years ended June 30, 2009 and 2008, respectively.  The agreement calls for the issuance options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year.  The Company has accrued stock based compensation of $153,243 for the anticipated award of options in December 2009.

As of September 30, 2009, the Company has recorded accrued officer’s salaries and payroll taxes are as follows:

George Evans	$450,000
Krisna Menon	450,000
Leo Ehrich	350,000

Accrued Payroll Taxes	95,624

$1,345,624

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At September 30, 2009 and June 30, 2009, payables of $19,800 and $17,100 to KARD were included in accrued expenses, respectively. For the three months ended September 30, 2009 and 2008, the Company has included $2,700 and $2,700 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. To date the Company has incurred $390,587 of research and development expenses by KARD, all of which was incurred during the June 30, 2009 year end, and $321,505 is included in accounts payable at September 30, 2009.

7.           Due To Officer

During the three months ended September 30, 2009, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company into a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A is an unsecured, 6% per annum simple interest bearing, demand note. The principal balance of the Ehrlich Promissory Note A is $32,310 as of September 30, 2009 and June 30, 2009 and remains unpaid as of November 16, 2009.

During the three months ended September 30, 2009, Mr. Ehrlich, an officer of the Company, provided cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B is an unsecured, 6% per annum simple interest bearing, demand note. The principal balance of the Ehrlich Promissory Note B is for a maximum of $100,000.  Mr. Ehrlich has provided cash of $85,000 and this amount remains unpaid as of November 16, 2009.

On October 15 and 29, 2009, subsequent to the date of the Balance sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $120,000. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balances of Ehrlich Promissory Notes A and B, plus the additional loan amount of $120,000 for a total principal balance of $237,310. It is an unsecured 9% per annum, simple interest bearing, demand note.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.

8.           Stock Options and Warrants:

The Company granted 30,000 options to a consultant during the three months ended September 30, 2009.  The fair value of the options was estimated on the date of grant using Black Scholes model that uses assumptions noted in the following table.  Expected volatility is based on the average of the monthly trading of similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.  No options were issued for the three months ended September 30, 2008.

Three Months Ended September 30, 2009

Dividend rate	0%
Risk free interest rate	1.45% – 1.62%
Expected term	3 years
Expected volatility	111.1% – 111.9%

Stock Options

The following table summarizes all stock option activity under the Company’s stock option plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	$418,523
Granted	30,000	$0.35	2.92	$1,600
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at September 30, 2009 (unaudited)	2,096,820	$0.18	1.80	$461,460
Exercisable at September 30, 2009 (unaudited)	1,977,653	$0.17	1.75	$444,801

The Company recognized $12,861 of compensation cost related to option awards granted during the three months ended September 30, 2009 and there is $36,954 of unamortized compensation cost expected to be recognized over the next year.

As of September 30, 2009, there were 2,964,000 warrants issued and outstanding with an exercise price of $0.81.  The warrants expire in September 2010.

9.           Convertible Debentures

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest are due December 2009, and are secured by the Company’s assets.  The Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

10.           Subsequent Event

In October 2009, the Company signed an agreement with Toxikon Corporation of Bedford, Massachusetts, for toxicology related studies.   The Company believes these studies are the remaining preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin(TM).

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

We are now engaged in organizational activities, sourcing compounds, synthesis of experimental quantities, and the outsourcing of cGMP manufacturing of Kevetrin.  We have incurred $512,400 in research and development expenses from inception through September 30, 2009. We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

During the quarter, Cellceutix announced the results of experiments with Kevetrin in animal models of drug resistant lung cancer, breast cancer and colon cancer. Summaries and graphs have been made available on the Company’s website at www.cellceutix.com.

•	Lung Cancer

Kevetrin was studied in two cell lines of multi-drug resistant lung cancer.  In two studies with the A549 cell line, Kevetrin showed average tumor growth delay of 72% and average tumor volume reduction of 81% compared to controls.  Both tumor growth delay and tumor volume reduction were also significantly greater with Kevetrin than with paclitaxel (Taxol) (p<0.001).

•
In two studies with the NCI-H1975 cell line of multi-drug resistant lung cancer, Kevetrin showed average tumor growth delay of 149% and tumor volume reduction of 94% compared to controls.  Both tumor growth delay and tumor volume reduction were greater with Kevetrin than with paclitaxel (p<0.001).

•	Breast Cancer

In animal model testing on a taxane-resistant, estrogen receptor-negative breast cancer human cell line, MDA-MB-435s, tumor volume was reduced by 72% and tumor growth was delayed by more than 52% with Kevetrin when compared with paclitaxel (Taxol) (p<0.01) or with cisplatin (p<0.01).

•	Colon Cancer

Kevetrin showed tumor growth delay of 43% compared to controls and paclitaxel when tested on animals with HCT-15 P-glycoprotein drug resistant colon cancer.

Liquidity and Capital Resources

As of September 30, 2009 the Company had a cash balance of $87,637.   The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2010.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

On May 7, 2008, the Company issued convertible debentures, at 9% per annum, for a total amount of $400,000 (the “2007 Convertible Debentures”).  The principle and related accrued interest are due December 1, 2009, and are secured by the Company’s assets.  The 2007 Convertible Debentures and any accrued and unpaid interest are convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50. The current principal balance of the 2007 Convertible Debentures is $400,000 as of June 30, 2009 and remains unpaid as of November 16, 2009.

During the fiscal year ending June 30, 2008, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash totaling $32,310, to the Company to a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A is an unsecured, 6% per annum simple interest bearing, demand note.  The current principal balance of the Ehrlich Promissory Note A is $32,310 and remains unpaid as of November 16, 2009.

During this quarter ending September 30, 2009, Mr. Ehrlich, provided additional cash of $85,000 in the form of a new loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B is an unsecured, 6% per annum simple interest bearing, demand note. The current principal balance of the Ehrlich Promissory Note B is $85,000 and remains unpaid as of November 16, 2009.

On October 15 and 29, 2009, subsequent to the date of the Balance sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $120,000. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balances of Ehrlich Promissory Notes A and B, plus the additional loan amount of $120,000 for a total principal balance of  $237,310. It is an unsecured 9% per annum, simple interest bearing, demand note.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.

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

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of September 30, 2009, the remaining balance of Girindis work to be performed per the agreement is approximately $130,000.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2009.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At September 30, 2009, the Company has included $8,063 as a prepaid expense to be amortized over the Consultant’s one year of service.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

None

Item 5.  Other Information

None

Item 6. Exhibits

Item 6. Exhibits

(a) Exhibit index

Exhibit
10.18	Agreement between Cellceutix Corporation and Toxikon Corporation dated October 22, 2009

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

CELLCEUTIX CORPORATION

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	November 16, 2009