Form 10-Q
period 2009-12-31
Cellceutix CORP
filed 2010-02-16
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of February 16, 2010 was 91,861,000 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	2
		Balance Sheets- December 31, 2009 (Unaudited) and June 30, 2009 (Audited)	2
		Statements of Operations- For the Three and Six Months Ended December	3
		31, 2009 and 2008, and for the cumulative period from June 20, 2007
		(Date of Inception) to December 31, 2009
		Statements of Changes in Stockholder’s Deficit (Unaudited)- For the	4
		cumulative period from June 20, 2007 (Date of Inception) to December 31, 2009
		Statement of Cash Flows-(Unaudited) For the Six Months Ended December 31, 2009 and 2008, and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2009	5
		Notes to Financial Statements (Unaudited)	6
Item	2	Management Discussion & Analysis of Financial Condition and Results of Operations	11
Item	3	Quantitative and Qualitative Disclosures About Market Risk	13
Item	4T	Financial Controls & Procedures	13

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	13
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	13
Item	3	Default Upon Senior Securities	13
Item	4	Submission of Matters to a Vote of Securities Holders	13
Item	5	Other Information	13
Item	6	Exhibits And Reports on Form 8K	14
		Signatures	15

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	December 31, 2009	June 30, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$27,025	$140,380
Prepaid expenses	32,648	14,853

Total current assets	59,673	155,233

Total assets	$59,673	$155,233

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $881,860 and $327,179, respectively	$970,135	$340,013
Accrued expenses, including related party accruals of $27,447 and $17,100, respectively	87,447	59,100
Accrued salaries and payroll taxes	1,592,321	1,116,869
Note payable to officer	237,310	32,310
Convertible debentures	400,000	400,000
Total current liabilities	3,287,213	1,948,292

Total liabilities	3,287,213	1,948,292

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,861,000 and 91,836,000 shares issued and outstanding, respectively	9,186	9,184
Additional paid in capital	500,296	202,890
Deficit accumulated during development stage	(3,737,022)	(2,005,133)
Total stockholders' deficit	(3,227,540)	(1,793,059)

Total liabilities and stockholders' deficit	$59,673	$155,233

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	June 20, 2007 (Date of Inception) Through December 31, 2009

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative	26,983	9,003	61,856	20,413	134,944
Payroll expenses	276,287	271,300	590,785	419,319	1,874,469
Patent expense	—	—	—	—	19,443
Professional fees	55,359	35,762	112,782	60,458	301,678
Research and development	821,774	—	943,587	—	1,334,174
Total operating expenses	1,180,403	316,065	1,709,010	500,190	3,664,708
Loss from operations	(1,180,403)	(316,065)	(1,709,010)	(500,190)	(3,664,708)

Interest expense-net	(13,029)	(8,219)	(22,879)	(16,798)	(63,235)

Net loss before provision for income taxes	(1,193,432)	(324,284)	(1,731,889)	(516,988)	(3,727,943)

Provision for income taxes	—	—	—	—	—

Net loss	$(1,193,432)	$(324,284)	$(1,731,889)	$(516,988)	$(3,727,943)

Basic and Diluted Loss	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations	91,861,000	91,891,000	91,849,587	91,891,000

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through December 31, 2009
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $0.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	$100

Net loss	-	-	-	(530)	(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-

SharShare exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-

Issuance of stock options	-	-	43,533	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	50

Capital contribution from a stockholder	-	-	50	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	105,000

Net loss	-	-	-	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	(105,000)
Issuance of stock options	-	-	142,162	-	142,162
Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	-	7,600
Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	-	9,500
Net loss for the year ended June 30, 2009	-	-	-	(1,485,331)	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	(1,793,059)
Shares issued for services, July 6, 2009 at $0.38	25,000	2	10,748	-	10,750
Issuance of stock options	-	-	286,658	-	286,658
Net loss for the six months ended December 31, 2009				(1,731,889)	(1,731,889)
Balance, December 31, 2009 (unaudited)	91,861,000	$9,186	$500,296	$(3,737,022)	$(3,227,540)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2009	For the Six Months Ended December 31, 2008	For the Cumulative Period June 20, 2007 (Date of Inception) through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,731,889)	$(516,988)	$(3,727,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	286,658	123,282	472,353
Issuance of common stock for services	10,125	-	17,725
Cancellation of stock for services	-	(17,500)	(17,500)
Amortization of prepaid expenses	-	-	17,500
Changes in operating assets and liabilities:
Prepaid expenses	(17,170)	(4,633)	(22,523)
Accounts payable	630,122	(5,605)	970,185
Accrued expenses	28,347	15,351	87,447
Accrued salaries and payroll taxes	475,452	296,037	1,592,321
Net cash used in operating activities	(318,355)	(110,056)	(610,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	-	-	50
Loan from officer	205,000	-	237,310
Sale of common stock	-	-	100
Proceeds from convertible debentures	-	-	400,000
Net cash provided by financing activities	205,000	-	637,460

NET (DECREASE) INCREASE IN CASH	(113,355)	(110,056)	27,025

CASH, BEGINNING OF PERIOD	140,380	351,860	-

CASH, END OF PERIOD	$27,025	$241,804	$27,025

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
25,000 shares of common stock issued for services	$10,750	$-	$10,750
100,000 shares of common stock issued for services	$-	$-	$105,000
Cancellation of 100,000 shares of common stock for services	$-	$-	$(105,000)

 The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2009
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

The former holders of Cellceutix Pharma Common Stock at the time of the exchange owned approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control. As of December 31, 2009, there are 91,861,000 shares of Common Stock issued and outstanding.  For financial accounting purposes, the acquisition was a reverse acquisition of EconoShare, Inc. by Cellceutix Pharma, Inc., under the purchase method of accounting, and was accounted for as a recapitalization as of June 20, 2007 with Cellceutix Pharma, Inc. as the accounting acquirer.

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

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2009 and 2008, (b) the financial position at December 31, 2009 and (c) cash flows for the six month periods ended December 31, 2009 and 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2009.  The results of operations for the three and six month period ended December 31, 2009 are not necessarily indicative of those to be expected for the entire year.

In accordance with the accounting and disclosure requirements for subsequent events, the Company has evaluated subsequent events through February 16, 2010, the date of issuance of the Financial Statements. During the period from January 1, 2010 to February 16, 2010, the Company did not have any additional material recognizable subsequent events other than those disclosed.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through December 31, 2009, the Company has had a cumulative net loss of $3,727,943, no revenue and a negative working capital of $3,227,540 at December 31, 2009.  As of December 31, 2009, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities as well as debt financing from related parties and other sources to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

4. Recent accounting pronouncements

On December 31, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for the Company on July 1, 2010. Management is currently evaluating the potential impact of these changes on the Financial Statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5.           Commitments and Contingencies

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through February 28, 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  As of December 31, 2009, the Consultant has been awarded a total of 90,000 options to purchase common stock valued at $25,866 to be vested over one year.  For the three and six months ended December 31, 2009, the Company has expensed $5,675 and $8,249 to professional fees expense, related to these options.

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At December 31, 2009, the Company has included $5,375 as a prepaid expense to be amortized over the Consultant’s remaining service period.

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of December 31, 2009, the remaining balance of Girindis work to be performed per the agreement is approximately $24,500.

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin(TM) for total payments of approximately $576,000. The studies covered by the agreement are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.   For the nine months ended December 31, 2009, the Company has paid $35,715 and expensed approximately $93,400.

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

In December, 2009 the Company was assigned all right, title and interest to a new compound, KM-391, which it intends to develop for the treatment of autism.  In exchange for this compound, the Company agreed to pay the inventors $10,000.00 plus 4.5% of net sales the compound in countries where a composition of matter patent has been issued and 3% of net sales in other countries.

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

The agreement with Mr. Evans also provides a grant of options to purchase 918,610, 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.35, $0.20 and $0.15 per share and fair values of $257,834, $123,282 and $43,533 for the six months ended December 31, 2009 and the years ended June 30, 2009 and 2008, respectively.  The agreement calls for the issuance options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year.

As of December 31, 2009, the Company has recorded accrued officer’s salaries and payroll taxes are as follows:

George Evans	$533,333
Krisna Menon	533,333
Leo Ehrich	412,500
Accrued Payroll Taxes	113,115

$1,592,321

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At December 31, 2009 and June 30, 2009, payables of $22,500 and $19,800 to KARD were included in accrued expenses, respectively. For the three and six months ended December 31, 2009 and 2008, the Company has included $2,700, $5,400, $2,700 and $5,400 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the six months ended December 31, 2009, the Company incurred $560,355 of research and development expenses by KARD.  At December 31, 2009, the Company has included a total of $881,860 in accounts payable to Kard.

7.           Due To Officer

During the six months ended December 31, 2009, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

On October 15 and 29, 2009, Mr. Ehrlich, loaned the Company an additional $120,000. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balances of Ehrlich Promissory Notes A and B, plus the additional loan amount of $120,000 for a total principal balance of $237,310. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of December 31, 2009, the Company has recorded interest of $4,947 in accrued expenses.

On January 6, 2010, subsequent to the date of the Balance Sheet, Mr. Ehrlich loaned the Company an additional $50,000. This amount was added to the balance of Ehrlich Promissory Note C.

8.           Stock Options and Warrants:

The Company granted 60,000 options to a consultant and 918,610 to an officer during the six months ended December 31, 2009.  The fair value of the options was estimated on the date of grant using Black Scholes model that uses assumptions noted in the following table.  Expected volatility is based on the average of the monthly trading of similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008

Dividend rate	0%	0%
Risk free interest rate	1.12% – 1.70%	1.27%
Expected term	3 years	3 years
Expected volatility	105.7% – 118.7%	111.2%

Stock Options

The following table summarizes all stock option activity under the Company’s stock option plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	—
Granted	978,610	0.40	2.93	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at December 31, 2009 (unaudited)	3,045,430	$0.25	1.98	$462,560
Exercisable at December 31, 2009 (unaudited)	2,946,263	$0.25	1.96	$451,768

The Company recognized $286,658 of compensation costs related to option awards granted during the six months ended December 31, 2009 and there is $31,156 of unamortized compensation cost expected to be recognized through December 31, 2010.

As of December 31, 2009, there were 2,964,000 warrants issued and outstanding with an exercise price of $0.81.  The warrants expire in September 2010.

9.           Convertible Debentures

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

During January 2010, the Company extended and amended the original Convertible Debenture agreements by increasing the principle balance by $166,667 and extending the original maturity date to December 31, 2010.  The agreement also amends the conversion price of the principal and any unpaid interest to $0.50.  All other aspects of the contract remain unchanged.

10.           Subsequent Event

In January, 2010, the Company had a “pre-IND” meeting with the U. S. Food and Drug Administration (FDA).  The purpose of the meeting was to obtain comments from the FDA on the protocols for the toxicity and pharmacology studies that are required for IND filing.  The FDA provided comments on the protocols, which were adopted by the Company.  The Company is in the process of completing these studies.

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

In August and October 2007, we acquired exclusive rights to a total of six (6) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  In July, 2009 we acquired the rights to an additional compound, and in December, 2009 we acquired the rights to an eighth compound.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers.   Kevetrin is furthest along in in-vivo studies in small animals.  Based on the experimental studies results to date, the Company has decided to advance Kevetrin along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we are currently engaged in pre-clinical testing of one of our product candidates and intend to out-source clinical trials, pre-clinical testing and have currently outsourced the cGMP manufacturing of Kevetrin to third parties (Girindus America, Inc.).

We are now engaged in organizational activities, sourcing compounds, synthesis of experimental quantities, and the outsourcing of Kevetrin toxicology studies.   We have incurred $1,334,174 in research and development expenses from inception through December 31, 2009. We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Summaries and graphs of the results of experiments with Kevetrin in animal models of drug resistant lung cancer, breast cancer and colon cancer have been made available on the Company’s website at www.cellceutix.com.  A brief summary of the results are as follows:

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

Liquidity and Capital Resources

As of December 31, 2009 the Company had a cash balance of $27,025.   The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2010.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

During January 2010, the Company extended and amended the original Convertible Debenture agreements by increasing the principle balance by $166,667 and extending the original maturity date to December 31, 2010.  The agreement also amends the conversion price of the principal and any unpaid interest to $0.50.  All other aspects of the contract remain unchanged.

During the six months ended December 31, 2009, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

On October 15 and 29, 2009, Mr. Ehrlich, loaned the Company an additional $120,000. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balances of Ehrlich Promissory Notes A and B, plus the additional loan amount of $120,000 for a total principal balance of $237,310. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of December 31, 2009, the Company has recorded interest of $4,947 in accrued expenses.

On January 6, 2010, subsequent to the date of the Balance Sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $50,000. This amount was added to the balance of Ehrlich Promissory Note C.

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

1
Research and Development of $3,250,000: Includes planned costs for Kevetrin of $1,250,000 for additional in-vivo, in-vitro, pharmaco-kinetic, pharmaco-dynamic, and toxicology studies; and cGMP materials, which should result with the data required to file an investigational new drug application (“IND”) with the FDA; and $2,000,000 in preclinical development costs for our other compounds.

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

The Company will be unable to proceed with its full planned drug development program(s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately $7,500,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of December 31, 2009, the remaining balance of Girindus work to be performed per the agreement is approximately $24,500.

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin(TM). The studies covered by the agreement are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.   As of December 31, 2009, the remaining balance of Toxikon work to be performed per the agreement, is approximately $482,800.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2009.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  December 31,  2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At December 31, 2009, the Company has included $5,375 as a prepaid expense to be amortized over the Consultant’s one year of service.

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

CELLCEUTIX CORPORATION

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	February 16, 2010