Form 10-Q
period 2010-03-31
Cellceutix CORP
filed 2010-05-17
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 14, 2010 was 91,861,000 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements	1
		Balance Sheets- March 31, 2010 (Unaudited) and June 30, 2009 (Audited)	2
		Statements of Operations (Unaudited) - For the Three and Nine Months Ended March	3
		31, 2010 and 2009, and for the cumulative period from June 20, 2007
		(Date of Inception) to March 31, 2010
		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the	4
		cumulative period from June 20, 2007 (Date of Inception) to March 31, 2010
		Statement of Cash Flows (Unaudited) - For the Nine Months Ended March 31, 2010 and 2009, and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2010	5
		Notes to Financial Statements (Unaudited)	6
Item	2	Management Discussion & Analysis of Financial Condition and Results of Operations	11
Item	3	Quantitative and Qualitative Disclosures About Market Risk	13
Item	4T	Financial Controls & Procedures	13

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	13
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	13
Item	3	Default Upon Senior Securities	13
Item	4	Submission of Matters to a Vote of Securities Holders	13
Item	5	Other Information	13
Item	6	Exhibits And Reports on Form 8K	14
		Signatures	15

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$51,899	$140,380
Prepaid expenses	28,378	14,853

Total current assets	80,277	155,233

Total assets	$80,277	$155,233

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $1,016,673 and $327,179, respectively	$1,066,497	$340,013
Accrued expenses, including related party accruals of $38,394 and $17,100, respectively	49,015	59,100
Accrued salaries and payroll taxes	1,874,898	1,116,869
Note payable to officer	625,310	32,310
Convertible debentures	459,474	400,000
Total current liabilities	4,075,194	1,948,292

Total liabilities	4,075,194	1,948,292

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,864,500 and 91,836,000 shares issued and outstanding, respectively	9,186	9,184
Additional paid in capital	532,784	202,890
Deficit accumulated during development stage	(4,536,887)	(2,005,133)
Total stockholders' deficit	(3,994,917)	(1,793,059)

Total liabilities and stockholders' deficit	$80,277	$155,233

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	June 20, 2007 (Date of Inception) Through March 31, 2010

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative	17,382	10,156	79,238	30,569	152,326
Payroll expenses	192,578	240,600	783,363	659,919	2,067,047
Patent expense	—	—	—	—	19,443
Professional fees	57,225	9,533	170,007	69,991	358,903
Research and development	514,337	381,587	1,457,924	381,587	1,848,511
Total operating expenses	781,522	641,876	2,490,532	1,142,066	4,446,230
Loss from operations	(781,522)	(641,876)	(2,490,532)	(1,142,066)	(4,446,230)

Interest expense-net	(18,343)	(8,696)	(41,222)	(25,494)	(81,578)

Net loss before provision for income taxes	(799,865)	(650,572)	(2,531,754)	(1,167,560)	(4,527,808)

Provision for income taxes	—	—	—	—	—

Net loss	$(799,865)	$(650,572)	$(2,531,754)	$(1,167,560)	$(4,527,808)

Basic and Diluted Loss	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares used in basic and diluted per share calculations	91,863,100	91,791,000	91,854,026	91,858,153

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through March 31, 2010
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $0.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$—	$—	$100

Net loss	—	—	—	(530)	(530)
Balance, June 30, 2007	1,000,000	100	—	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	—	100	—

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	—	(8,200)	—

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	—	(979)	—

Issuance of stock options	—	-	43,533	-	43,533

Forgiveness of debt from a stockholder	—	—	50	—	50

Capital contribution from a stockholder	—	—	50	—	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	—	105,000

Net loss	—	—	—	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	—	(105,000)

Issuance of stock options	—	—	142,162	—	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	—	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	—	9,500

Net loss for the year ended June 30, 2009	—	—	—	(1,485,331)	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	—-	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	—	1,050	—	1,050

Issuance of stock options	—	—	318,096	—	318,096

Net loss for the nine months ended March 31, 2010	—	—	—	(2,531,754)	(2,531,754)
Balance, March 31, 2010 (unaudited)	91,864,500	$9,186	$532,784	$(4,536,887)	$(3,994,917)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2010		For the Nine Months Ended March 31, 2009	For the Cumulative Period June 20, 2007 (Date of Inception) through March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,531,754)		$(1,167,560)	$(4,536,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	318,096		135,125	503,791
Issuance of common stock for services	16,237		—	22,791
Cancellation of stock for services	—		(17,500)	(17,500)
Amortization of prepaid expenses	—		—	17,500
Changes in operating assets and liabilities:
Prepaid expenses	(17,962)		2,715	(3,190)
Accounts payable	726,484		304,205	1,056,547
Accrued expenses	49,389		27,051	108,489
Accrued salaries and payroll taxes	758,029		524,794	1,874,898
Net cash used in operating activities	(681,481)		(191,170)	(973,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	—		—	50
Loan from officer	593,000		—	625,310
Sale of common stock	—		—	100
Proceeds from convertible debentures	—		—	400,000
Net cash provided by financing activities	593,000		—	1,025,460

NET (DECREASE) INCREASE IN CASH	(88,481)		(191,170)	51,899

CASH, BEGINNING OF PERIOD	140,380		351,860	—

CASH, END OF PERIOD	$51,899		$160,690	$51,899

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$—		$—	$9,079
Forgiveness of debt	$—		$—	$50
Reclassification of accrued interest to convertible debentrues	$59,474	$		$59,474

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2010
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

The former holders of Cellceutix Pharma Common Stock at the time of the exchange owned approximately 89% of the outstanding shares of our Common Stock. Accordingly, the Exchange represented a change in control. As of March 31, 2010, there are 91,864,500 shares of Common Stock issued and outstanding.  For financial accounting purposes, the acquisition was a reverse acquisition of EconoShare, Inc. by Cellceutix Pharma, Inc., under the purchase method of accounting, and was accounted for as a recapitalization as of June 20, 2007 with Cellceutix Pharma, Inc. as the accounting acquirer.

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

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2010 and 2009, (b) the financial position at March 31, 2010 and (c) cash flows for the nine month periods ended March 31, 2010 and 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2009.  The results of operations for the three and nine month period ended March 31, 2010 are not necessarily indicative of those to be expected for the entire year.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through March 31, 2010, the Company has had a cumulative net loss of $4,527,808, no revenue and a negative working capital of $3,994,917 at March 31, 2010.  As of March 31, 2010, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s  ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities as well as debt financing from related parties and other sources to pay for services. The Company intends on financing its future development activities and its working capital needs largely from the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

4.           Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables, included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  The Company does not expect this new guidance to have a material effect on the financial statements.

In January 2010, the FASB issued new guidance which improves disclosures about fair value measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the impact of this guidance on its financial statements and does not expect this new guidance to have a material effect on the financial statements.

In February 2010, the FASB issued updated guidance to address certain implementation issues related to an entity’s requirements to perform and disclose subsequent events.  This update requires SEC filers to evaluate subsequent events through the date the financial statements were issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The updated guidance was effective upon issuance, and did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5.           Commitments and Contingencies

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through February 28, 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  As of March 31, 2010, the Consultant has been awarded a total of 120,000 options to purchase common stock valued at $33,414 to be vested over one year.  For the three and nine months ended March 31, 2010, the Company has expensed $6,964 and $15,711 to professional fees expense, related to these options.

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At March 31, 2010, the Company has included $2,688 as a prepaid expense to be amortized over the Consultant’s remaining service period.

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of March 31, 2010, the remaining balance of Girindis work to be performed per the agreement is approximately $24,500.

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin(TM) for total payments of approximately $576,000. The studies covered by the agreement are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.   For the nine months ended March 31, 2010, the Company has paid $180,928 and expensed approximately $219,200.

On January 1, 2010, the Company entered into a one year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 50,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $14,186.  As of March 31, 2010, the Company recorded $10,639 in prepaid expenses related to this agreement and expensed $3,547.

On February 5, 2010 the Company entered into an agreement with a medical dermatologist for consulting services.  In exchange for these services, the Company granted the Consultant 3,500 shares of common stock valued at $1,050.

On March 13, 2010, the Company signed a manufacturing agreement with Formatech Inc. for the aseptic filling of Kevetrin. Aseptic filled vials of Kevetrin are required by the FDA for use in human clinical studies.    As of March 31, 2010, the remaining balance of Formatech work to be performed per the agreement is approximately $128,000.

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

The agreement with Mr. Evans also provides a grant of options to purchase 918,610, 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.35, $0.20 and $0.15 per share and fair values of $257,834, $123,282 and $43,533 for the nine months ended March 31, 2010 and the years ended June 30, 2009 and 2008, respectively.  The agreement calls for the issuance options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year.

As of March 31, 2010, the Company has recorded accrued officer’s salaries and payroll taxes are as follows:

George Evans	$633,333
Krisna Menon	633,333
Leo Ehrich	475,000
Accrued Payroll Taxes	133,232

$1,874,898

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At March 31, 2010 and June 30, 2009, payables of $25,200 and $19,800 to KARD were included in accrued expenses, respectively. For the three and nine months ended March 31, 2010 and 2009, the Company has included $2,700, $8,100, $2,700, and $8,100 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three and nine months ended March 31, 2010 and 2009, the Company incurred  $253,341, $813,697, $381,587 and $381,587  of research and development expenses by KARD, respectively.  At March 31, 2010, the Company has included a total of $1,012,796 in accounts payable to Kard.

7.           Due To Officer

During the nine months ended March 31, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).   The Ehrlich Promissory Note A was an unsecured,  6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

On October 15 and 29, 2009 and during the three months ended March 31, 2010, Mr. Ehrlich, loaned the Company an additional $508,000. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balances of Ehrlich Promissory Notes A and B, plus the additional loan amount of $508,000 for a total principal balance of $625,310. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of March 31, 2010, the Company has recorded interest of $13,194 in accrued expenses.

On April 30, 2010, subsequent to the date of the Balance Sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $80,000. This amount was added to the balance of Ehrlich Promissory Note C.

8.           Stock Options and Warrants:

The Company granted 140,000 options to consultants and 918,610 to an officer during the nine months ended March 31, 2010.  The fair value of the options was estimated on the date of grant using Black Scholes model that uses assumptions noted in the following table.  Expected volatility is based on the average of the monthly trading of similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

Nine Months Ended March 31, 2010

Dividend rate	0%
Risk free interest rate	1.12% – 2.69%
Expected term	3 years
Expected volatility	105.7% – 119.70%

Stock Options

    The following table summarizes all stock option activity under the Company’s stock option plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	—
Granted	1,058,610	0.40	2.69	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at March 31, 2010 (unaudited)	3,125,430	$0.25	1.76	$713,084
Exercisable at March 31, 2010 (unaudited)	3,011,263	$0.25	1.73	$702,937

The Company recognized $31,438 and $318,096 of compensation costs related to option awards granted during the three and nine months ended March 31, 2010, respectively, and there is $21,452 of unamortized compensation cost expected to be recognized through March 31, 2011.

As of March 31, 2010, there were 2,964,000 warrants issued and outstanding with an exercise price of $0.81.  The warrants expire in September 2010.

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

During January, 2010, the Company extended and amended the original Convertible Debenture agreements by increasing the principal balance by $166,667 and extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50.  Subsequent to March 31, 2010, the Company entered into an agreement with the lenders to eliminate the increase in principal balance and instead add to the original principal amount accrued interest through December 31, 2009 in the amount of $59,474.

9.           Subsequent Events

During May, 2010, the Company signed an agreement with Medical Research Consulting Services for monitoring services for a planned  phase 1 study of Kevetrin.

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

In August and October 2007, we acquired exclusive rights to a total of six (6) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  In July, 2009 we acquired the rights to an additional compound, and in December 2009 we acquired the rights to an eighth compound.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers.   Kevetrin is furthest along in in-vivo studies in small animals.  Based on the experimental studies results to date, the Company has decided to advance Kevetrin along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we are currently engaged in pre-clinical testing of one of our product candidates and intend to out-source clinical trials, pre-clinical testing and have currently outsourced the cGMP manufacturing of Kevetrin to third parties (Girindus America, Inc.).

We are now engaged in organizational activities, sourcing compounds, synthesis of experimental quantities, and the outsourcing of Kevetrin toxicology studies.   We have incurred $1,848,511 in research and development expenses from inception through March 31, 2010. We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

With reference to Kevetrin, in January, 2010, the Company had a “pre-IND” meeting with the U. S. Food and Drug Administration (FDA).  The purpose of the meeting was to obtain comments from the FDA on the protocols for the toxicity and pharmacology studies that are required for IND filing.  The FDA provided comments on the protocols, which were adopted by the Company.  The Company is in the process of completing these studies.

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

KM-391- compound in development for the treatment of autism

We announced positive results in an animal study of its autism compound, KM-391.  In a carefully conducted study, KM-391 was given orally over 90 days to groups of rats at two dosage levels.  At each dosage level, KM-391 demonstrated significant improvements in the test animals when compared to both the “no treatment” group and the “active control” (fluoxetine) group on the parameters of brain plasticity, serotonin levels and behavioral function.  These parameters were selected as important indicators of the effect needed to successfully treat autism.

Presently, we are having additional quantities of KM-391 manufactured.   Further experiments are planned once the compound is received.

Liquidity and Capital Resources

As of March 31, 2010 the Company had a cash balance of $51,899.   The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2010.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principle and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

During January, 2010, the Company extended and amended the original Convertible Debenture agreements by increasing the principal balance by $166,667 and extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50.  Subsequent to March 31, 2010, the Company entered into an agreement with the lenders to eliminate the increase in principal balance and instead add to the original principal amount accrued interest through December 31, 2009 in the amount of $59,474.

During the nine months ended March 31, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).  The Ehrlich Promissory Note A was unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the” Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B was unsecured, 6% per annum simple interest bearing, demand note.

On October 15 and 29, 2009 and during the three months ended March 31, 2010, Mr. Ehrlich, loaned the Company an additional $508,000. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balances of Ehrlich Promissory Notes A and B, plus the additional loan amount of $508,000 for a total principal balance of $625,310. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of March 31, 2010, the Company has recorded interest of $13,194 in accrued expenses.

On April 30, 2010, subsequent to the date of the Balance Sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $80,000. This amount was added to the balance of Ehrlich Promissory Note C.

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

➢
Research and Development of $3,250,000: Includes planned costs for Kevetrin of $1,250,000 for additional in-vivo, in-vitro, pharmaco-kinetic, pharmaco-dynamic, and toxicology studies; and cGMP materials, which should result with the data required to file an investigational new drug application (“IND”) with the FDA; and $2,000,000 in preclinical development costs for our other compounds.

➢	Clinical trials – We have budgeted $2,000,000 for our Phase 1 trials (assumes success of Company’s IND filing for Kevetrin)..
➢	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.
➢	Capital costs of $500,000: Estimated cost for equipment and laboratory improvements.
➢
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

In June 2009, the Company signed an agreement with Girindus America, Inc., for the cGMP manufacture of Kevetrin active pharmaceutical ingredient.  As of March 31, 2010, the remaining balance of Girindus work to be performed per the agreement is approximately $24,500.

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin(TM). The studies covered by the agreement are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.   As of March 31, 2010, the remaining balance of Toxikon work to be performed per the agreement is approximately $395,000.

On March 13, 2010, the Company signed a manufacturing agreement with Formatech Inc. for the aseptic filling of Kevetrin.  Aseptic filled vials of Kevetrin are required by the FDA for use in human clinical studies.  As of March 31, 2010, the remaining balance of Formatech work to be performed per the agreement is approximately $128,000.

 Subsequent Events

During May, 2010, the Company signed an agreement with Medical Research Consulting Services for monitoring services for a planned  phase 1 study of Kevetrin.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2010.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  March 31,  2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At March 31, 2010, the Company has included $2,688 as a prepaid expense to be amortized over the Consultant’s remaining service period.

On February 5, 2010 the Company entered into an agreement with a medical dermatologist for consulting services.  In exchange for these services, the Company granted the Consultant 3,500 shares of common stock valued at $1,050.

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

CELLCEUTIX CORPORATION

/s/ George W. Evans
George W. Evans
Title:	Chairman, Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Title:	Chief Financial Officer
(principal financial officer)

Date:	May 17, 2010