Form 10-K
period 2010-06-30
Cellceutix CORP
filed 2010-10-12
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________
Commission File Number: 000-52321

Cellceutix Corporation
(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

Issuer's revenues for its most recent fiscal year were $0.00

The aggregate market value of voting stock held by non-affiliates of the Registrant at June 30, 2010 was $23,782,474 computed by reference to the last traded sale price as reported on the Over the Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of September 30, 2010 was 91,964,500 shares.

CELLCEUTIX CORPORATION
FORM 10-K INDEX

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “ intends,” “estimates,” “predicts,” “potential,” “continues,” “ anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will”  or the negative of these terms or other comparable terminology , we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Pursuant to the terms of the Exchange, the Company acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).  As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of the Company.  The Company’s shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma, Inc. common stock held by such Cellceutix Pharma, Inc. shareholder at the time of the Exchange.  This resulted in the former holders of Cellceutix Pharma, Inc. Common Stock, upon Exchange, owning approximately 89% of the outstanding shares of the Company’s Common Stock. Accordingly, the Exchange represented a change in control.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Cellceutix Pharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with Cellceutix Pharma, Inc. as the legal acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Cellceutix Pharma, Inc.

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

We have acquired exclusive rights to eight (8) different pharmaceutical compound candidates that are designed for treatment of diseases which exist, or may exist in the future.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin™, for the treatment of certain cancers.  This compound is furthest along in in-vivo studies in animals.  In January, 2010, the Company had a “pre-IND” meeting with the U. S. Food and Drug Administration (FDA).  The purpose of the meeting was to obtain comments from the FDA on the protocols for the toxicity and pharmacology studies that are required for IND filing.  The FDA provided comments on the protocols, which were adopted by the Company.  The Company is nearing completion of  the necessary studies in order to file an IND requesting permission to begin human trials.

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

Our current portfolio of product candidates in pre-clinical development includes: (i) two (2) anti-cancer agents targeting multiple tumors; (ii) one (1) candidate targeting psoriasis; (iii) one (1) candidate targeting rheumatoid arthritis; (iv) one (1) candidate with potential for indications of osteo-arthritis/asthma; (v) one (1) candidate with a potential for indications of neurological disorders for the treatment of Multiple Sclerosis, Lou Gehrig Disease, and/or Parkinson's Disease; (vi) a small molecule with potential for development to treat hypertensive emergency;   and (vii) one (1) candidate being developed for autism.

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principal and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50 per share.

During January, 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 through December 31, 2009 into additional principal.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $5,438,533 at June 30, 2010.  For the year ended June 30, 2010, the Company had a net loss of $3,433,400.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements of this Form 10-K have been prepared assuming that the Company will continue as a going concern which assumes the Company will be able to continue to realize assets and satisfy liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Western Blot Analysis: A technique used to identify and locate proteins based on their ability to bind to specific antibodies.

Xenograft: The cells of one species transplanted to another species.

The Company’s Pipeline Consists of the Following Compounds:

Compound	Disease	Development Stage
Kevetrin	Cancer	Preclinical
KM 391	Autism	Preclinical
KM 277	Arthritis	Preclinical
KM 278	Arthritis/Asthma	Preclinical
KM 133	Psoriasis	Preclinical
KM 362	MS/ALS/Parkinsons	Early R&D
KM-3174	Cancer	Early R&D
KM-732	Hypertensive emergency	Early R&D

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

Toxicology Studies

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin(TM). The studies covered by the agreement, which comprise three safety pharmacology studies and two toxicity studies, are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.  The safety pharmacology studies were completed in June, 2010 and the Company believes that the data from these studies support the use of Kevetrin in human trials.  The toxicity studies have not yet been completed but the results are expected soon.

Pooled Analysis of Kevetrin Efficacy in Nude Mice with SCC-15 Head and Neck Cancer

Methods

Three experiments were conducted using the same protocol at Kard Scientific, Wilmington, MA, Toxicone in Hyderabad, India and at the University of British Columbia.  In each experiment there were four arms, control, Kevetrin alone, radiation alone, and Kevetrin administered sequentially with radiation.  Each arm included ten nude mice with head and neck cancer SCC-15, a squamous cell carcinoma.  Tumor reduction was measured every other day and calculated, until it reached 1,500 mg, starting from approximately 100 mg.  The results of the experiments were pooled and means and standard deviations were calculated.  Statistical evaluations of active arms compared to control were performed using the Student’s t-test.

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

Kevetrin Efficacy in NCI-H1975 Lung Cancer Cell Line

Summary

Kevetrin is effective in mouse models of human lung cancer: NCI-H1975
Kevetrin (200 mg/kg IP x 3 doses)
●142% to 156% tumor growth delay compared to controls
●44% to 107% tumor growth delay compared to paclitaxel (22 mg/kg IV x 4 doses)
●No decrease in animal weight

Details

Nude mice were implanted with NCI-H1975, a multi-drug resistant human lung non-small cell lung carcinoma (NSCLC) cell line, subcutaneously in the right flank.  Once tumors reached, on average, ~120 to 200 mm 3 , the mice were grouped according to similar tumor size ranges. Mice were treated intraperitoneally with 200 mg/kg Kevetrin every other day for 3 doses.  For comparison, another group of mice were treated with 22 mg/kg paclitaxel IV every other day for 4 doses.  Another group of mice remained untreated to serve as controls. Tumors were measured three times per week.  During treatments, mice were observed daily for any adverse affects and mouse body weights were measured.

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

Kevetrin Efficacy in A-549 Lung Cancer Cell Line

Summary

Kevetrin is effective in mouse models of human lung cancer: A549
 Kevetrin (200 mg/kg IP x 3 doses)
●33% to 111%  tumor growth delay compared to controls
●33% to 100% tumor growth delay compared to paclitaxel (22 mg/kg IV x 4 doses)
●Only 3%  to 4% decrease in animal weight

Details

Kevetrin was shown to be effective in animal model experiments (mice) with of human lung cancer cell lines.  Nude mice were implanted with A-549, a multi-drug resistant human lung non-small cell lung carcinoma (NSCLC) cell line, subcutaneously in the right flank.  Once tumors reached, on average, ~120 mm 3 , the mice were grouped according to similar tumor size ranges. Mice were treated intraperitoneally with 200 mg/kg Kevetrin every other day for 3 doses.  For comparison, another group of mice were treated with 22 mg/kg paclitaxel IV every other day for 4 doses.  Another group of mice remained untreated to serve as controls. Tumors were measured three times per week.  During treatments, mice were observed daily for any adverse affects and mouse body weights were measured.

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

Kevetrin

Cisplatin

Figure 2 :  The influence of Kevetrin and cisplatin on the viability of the indicated tumor cell lines was measured using the MTT assay after continuous exposure to Kevetrin for three doubling times. The indicated values are calculated as follows: log (IC 50 individual cell line - IC 50 average). Negative values indicate that the cell line is more sensitive than the average, whereas positive values indicate that the cell line is more resistant than the average. The average IC 50 s for all cell lines tested were 4.9 x 10 -7  M for Kevetrin and 2.1 x 10 -6  M for cisplatin.

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

Figure 7.  Pharmacokinetics profile of Kevetrin .  Time vs. concentration curve of plasma from mice treated with 50 mg/kg of Kevetrin

Dose Escalation Study

In order to determine dose response Kevetrin was studied at 50mg/kg, 100 mg/kg and 200 mg/kg in the A549 lung cancer tumor xenograft model. In addition, a second cycle of the highest dose was administered.  Tumor growth delay increased with dose and was significantly greater than controls at the higher two doses.  Administration of a second cycle of therapy resulted in significantly greater tumor growth delay with no indication of resistance.

A summary of the study is presented below.

Kevetrin, given intraperitoneally every other day for 3 doses to mice bearing established A549 tumors, delayed median tumor growth by  1, 6, and 21 days relative to controls, at doses of 50, 100, and 200 mg/kg, respectively (p<0.06 for 100 and 200 mg/kg, see Figure below). 200 mg/kg of Kevetrin given in 2 cycles 10 days later, delayed tumor growth by 35 days, significantly greater  than a single cycle (p<0.06), suggesting minimal development of drug resistance during the second cycle.

Compound: KM 391

Disease: Autism

KM-391 is a small molecule being developed for autism.  The Company acquired the rights to KM-391 in December 2009.  The Company has completed three animal studies with KM -391.

Study #1

Neonatal serotonin depletion and reduced plasticity of the brain are salient features observed in Autism.  To experimentally induce these changes, 5,7-dihydroxytyptamine (5,7-DHT) was injected into the forebrain bundle on the day of birth of Wistar rat pups.  Litter mates were injected with saline with progeny matched mice serving as controls.

5,7-DHT treated control rats significantly reduced their exploration in response to spatial rearrangement and object novelty, suggesting increased anxiety in response to change. A decrease in brain plasticity was observed, as well as a significant decrease in serotonergic (5-HT) innervation in the cortex and hippocampus; however, not in the subcortical forebrain. These changes and abnormalities are similar to our understanding of brain disorders presenting with cortical morphogenetic abnormalities and altered serotonin neurotransmission, as in Autism.

For the study, 100 µl of 5,7-DHT were injected 4 hours after birth.  The animals were observed hourly for a few days until survival was established. Pair matching was done taking into consideration litter mating. Each group consisted of 10 male and 10 female rats with pair matching.  KM-391 was given orally at 2.5 or 5 mg/kg; for comparison, fluoxetine was given at 5 mg/kg; and the 4th group served as 5,7-DHT-treated controls. The compounds were administered orally up to 90 days. The animals were scored for behavioral patterns, plasticity and serotonin levels.  Behavioral scoring was done by standard behavioral test scoring, plasticity was calculated by surgical scoring, and serotonin levels were obtained by immunohistochemistry.
Conclusions

Treatment with KM-391 for 90 days resulted in:
•	Correction of abnormal behavior (p<0.05 vs. controls and fluoxetine)
•	Increased plasticity of brain ~ 85% by Day 100
•	Increase in brain serotonin levels to normal levels of paired twins (p<0.05 vs. controls and fluoxetine)

Study #2

Neonatal serotonin depletion and reduced plasticity of the brain are salient features observed in Autism.  It has been shown that injection of  5,7-dihydroxytyptamine (5,7-DHT) into the forebrain bundle  of Wistar rat pups on the day of birth will induce these changes.  It has also been shown that oxytocin / vasopressin has a beneficial impact on repetitive behavior symptoms of autism, such as, touching, self-injury (Hollander 2003 Neuropharm 28:193), social behavior (Andari 2010 PNAS 107:4389), and emotion recognition (Guastella 2010 Biol Psychiatry 67:692).  In this experiment, 5,7-DHT was injected into test animals, that induces  certain conditions of autistic behavior, and an oxytocin antagonist was given to exacerbate these behavioral changes often observed in patients.

For the study, 5,7-DHT were injected 4 hours after birth.  The animals were observed hourly for a few days until survival was established. Pair matching was done taking into consideration litter mating. Each group consisted of 5 male and 5 female rats with pair matching.  To exacerbate behavioral changes, atosiban, an oxytocin antagonist, was administered to the pups by slow intravenous push.  Then, KM-391 was given orally at 10 mg/kg. Two groups were given placebo in place of atosiban. Behavior was monitored for up to 8 hours after dosing. Standard behavioral test scoring was performed for: repetitive behavior, self-induced injury, sensitivity to touch, positioning correction, group dynamics, and curiosity.  This procedure was repeated with the same animals on days 5 and 10.

Conclusions
The administration of an oxytocin antagonist alone consistently and significantly enhanced the autism-related behaviors. When KM-391 was given along with the oxytocin antagonist, there was a significant reduction in all 6 autism-related behaviors: repetitive behavior, self-induced injury, sensitivity to touch, positioning correction, group dynamics, and curiosity, within 1 to 2 hours. These results support the testing of KM-391 as a possible therapeutic agent in the treatment of autistic behavior in patients.

Study #3

Neonatal serotonin depletion in the brain is an established observation observed in Autism.  It has been shown that injection of 5,7-dihydroxytyptamine (5,7-DHT) into the forebrain bundle of Wistar rat pups on the day of birth will induce this depletion. In this experiment, serotonin levels were measured in three different regions of the brain in rats: cerebral cortex, hippocampus, or caudate nucleus, following either 5,7-DHT injection alone (induced autism), 5,7-DHT injection followed by 10 mg/kg KM-391 BID, or placebo treated controls.

For the study, two groups of rats were injected with 5,7-DHT 4 hours after birth.  The animals were observed hourly for a few days until survival was established. Pair matching was done taking into consideration litter mating. Each group consisted of 5 male and 5 female rats with pair matching.  A third group consisted of pups without 5,7-DHT injection.  In one group KM-391 was given orally at 10 mg/kg BID for 40 days after 5,7-DHT injection. Two other groups were given placebo in place of KM-391.  48 days later, rats were sacrificed and brains were removed. Brains were sectioned, homogenized, and assayed for serotonin by ELISA.

Conclusions
The administration of KM-391 significantly (p<0.01) increased serotonin levels in all 3 regions of the brain: cerebral cortex, hippocampus, and caudate nucleus, from very low levels as observed with 5,7-DHT-induced autism to normal levels as observed in placebo treated control without the 5,7-DHT. These results further support the testing of KM-391 as a possible therapeutic agent in the treatment of autism in patients.

Compound: KM 277
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

Compound: KM-133

Disease: Psoriasis

KM-133, a small molecule compound, acting on the principles of folate mechanism, is in development for Psoriasis.   After a series of chemical optimization exercises, the Company has completed an animal study in a xenograft model of psoriasis.  The results of the study are described below:

KM-133 was studied in mice that were irradiated then engrafted with human psoriatic tissue.  Groups of ten mice were treated orally for 14 days with either 10 mg/kg KM-133 once/day, 10 mg/kg KM-133 twice/day, 7.5 mg/kg methotrexate once/day or acted as controls.  The mice were followed for 180 days.  Endpoints were skin appearance, histological observations, and blood levels of PRINS, IL-20 and 12-R lipoxygenase. For these parameters, KM-133 was compared to controls and methotrexate.  CD4+ and CD8+ lymphocyte counts were also measured and compared to efalizumab.

KM-133 significantly reduced all psoriatic endpoints measured relative to controls (p<0.01).  The higher dose of KM-133 reduced psoriatic endpoints more than methotrexate (p<0.01).  In addition, there was no recurrence of psoriasis in animals treated with KM-133, whereas psoriasis recurred after an average of 61 days in animals treated with methotrexate.  Immunosuppression in animals treated with KM-133 was less severe than in those treated with efalizumab.

In July 2010, the Company contracted with Destum Partners to find a development partner for KM-133.

Compound: KM-362

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

Compound: KM-3174

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

INTELLECTUAL PROPERTY

The Company has been assigned all right title and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, KM 133 KM 362, KM 3174, KM 732, and KM-391 by their inventors. The Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, the Company’s Director, President, and principal shareholder.    With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S.

On May 20, 2009, the Company filed a U.S. patent application covering pharmaceutical formulations of Kevetrin and many novel compounds having similar structures to Kevetrin that may have potential as drug development candidates. The application also covers the use of Kevetrin and the other related compounds in various areas, including cancers.  In May, 2010 the Company filed foreign patent applications and a further United States application covering similar subject matter.  The foreign applications cover Patent Cooperation Treaty (PCT) countries as well as key non-PCT countries.

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

MANUFACTURING

The Company's compounds are still in preclinical development and at this time the Company does not have, and does not intend to establish, manufacturing facilities to produce its product candidates in the near or mid-term. In June 2009, the Company signed an agreement with Girindus America, Inc., for the manufacture of Kevetrin active pharmaceutical ingredient.  In March 2010, the Company signed a manufacturing agreement with Formatech Inc. for the aseptic filling of Kevetrin.  The Company may continue to use the services of Kard, Inc. to manufacture small quantities of compounds for animal and in-vitro studies.   (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

GOVERNMENT REGULATION

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

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug's potential safety and benefits. We submit this data to the FDA in an investigational new drug application (IND) seeking their approval to test the compound in humans.  Presently all our compounds would be classified in the category of preclinical testing.

Clinical Trials

If the FDA accepts the IND, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years to compile, and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

Phase 1. The drug is given to a small number of human subjects (patients) to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.  In most disease states phase 1 studies are performed in healthy volunteers.  In cancer, Phase 1 studies are performed in cancer patients.

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

In addition to obtaining FDA approval for each drug, we must obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

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

EMPLOYEES

As of June 30, 2010 the Company had three (3) employees, Mr. George Evans, Dr. Krishna Menon, and Mr. Leo Ehrlich.   Messrs. Krishna Menon and George Evans executed employment agreements with the Company on December 7, 2007.  The Company expects to conduct its operations using contractors and consultants for the short term. The Company may hire additional full-time employees to be engaged in administration, research and development should the Company have adequate funds.

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

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principal and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50 per share.

During January, 2010, the Company extended and amended the original Convertible Debenture agreements by  extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 through December 31, 2009 into additional principal.

The report of our independent registered public accounting firm includes a going concern opinion, and we may not be profitable in the future, if ever.

As of June 30, 2010 we have $3,994 cash available to support operations or our business plan.  Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern opinion in its report which is included elsewhere in this Form 10-K. It is uncertain at this time how the going concern opinion by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have resources to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately five million nine hundred fifty thousand dollars ($5,950,000) in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets. We may not be able to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development and file an IND application with the FDA for our anti-cancer drug, Kevetrin. This will delay:

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

Our drug candidates are in early developmental (pre-clinical) stage. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any of our drug candidates.

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

The work-plan we have developed for the next twelve (12) months should enable us to file an Investigational New Drug (“IND”) application for Kevetrin, our anti-cancer drug in our 2010-2011 fiscal year. We have completed the necessary safety pharmacology  and are nearing completion of the required toxicity studies to support an IND application, which requests permission from the FDA to test the drug in human patients.

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

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trials in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to engage in revenue-generating operations

We are subject to risks inherent in conducting clinical trials. The risk of non compliance with FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or ever commercializing our drug candidates.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the "PINKSHEETS," your ability to sell your shares in the secondary trading market may be limited.

Our common stock is currently quoted on the over-the-counter pinksheet market. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the "PINKSHEETS" at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

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

As of June 30, 2010, the last trade price of our common stock, as quoted on the OTC Bulletin Board and PINKSHEETS, was $0.54.  The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2010, shareholders of the Company had approximately 49,700,000 shares of restricted stock, or 54% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

Our directors and executive officers own or control a sufficient number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

At June 30, 2010, our directors and executive officers own or control approximately 52% of our outstanding voting power. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of our company.

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

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2010 we had 91,939,500 shares of common stock outstanding, and warrants and options convertible to 7,239,430 shares of common stock outstanding.

Because our common stock is quoted only on the PINKSHEETS, your ability to sell your shares in the secondary trading market may be limited.

Our common stock is quoted only on the PINKSHEETS. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2010, approximately 49,712,000 of the 91,939,500 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 1,800,000 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

We subcontract the laboratory research and development work to Kard Scientific which occupies 10,000 square foot in the same building.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $972,802.

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

The Company’s Common Stock was quoted on the Over the Counter Bulletin Board (OTCBB) through August 2010.  In September 2010, the firm (market maker) making a market  in CTIX common stock  on the OTCBB, withdrew due to a lack of trading volume in our common stock.  This resulted in the Company’s common stock  being delisted from the OTCBB.  Currently trading in the Company’s common stock  are transacted on the PINKSHEET market. The table below sets forth the high and low prices for the Company’s Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended          Low price/High price

June 30, 2010	$0.28	$0.55
March 31, 2010	$0.29	$0.47
December 31, 2009	$0.30	$0.65
September 30, 2009	$0.23	$1.00
June 30, 2009	$0.20	$1.00
March 31, 2009	$0.20	$0.20
December 31, 2008	$0.15	$0.30
September 30, 2008	$0.38	$0.92

Number of Shareholders

As of June 30, 2010, a total of 91,939,500 of the Company’s common stock (shares) are outstanding and held by approximately 70 shareholders of record. Of this amount, 42,227,906 shares are unrestricted, 1,813,712 shares are restricted securities held by non-affiliates, and the remaining 47,897,882 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2010, there were 2,964,000 warrants and 3,355,430 stock options to purchase the Company’s Common Stock outstanding.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plan Awards In Last Fiscal Year

On April 5, 2009 the Board of Directors of the Company adopted the 2009 Stock Option Plan (“the Plan”).  The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

During the year ended June 30, 2010, the Company did not issue any options from the 2009 Stock Option Plan.

Recent Cancellation of Unregistered Securities

On June 1, 2010, the Company entered into a three month agreement with a company for consulting services.  In exchange for these services, the Company paid $30,000 and granted the company 75,000 shares of common stock.  In September 2010, the agreement was terminated due to non-performance and the 75,000 shares were returned to the company for cancellation.

Recent Sales of Unregistered Securities

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At June 30, 2010, the value of the common stock has been fully amortized to professional fees expense. On July 6, 2010, this agreement was extended for an additional year in exchange for 25,000 additional shares of common stock.

On January 1, 2010, the Company entered into a one year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 50,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $14,186.  As of June 30, 2010, the Company recorded $7,093 in prepaid expenses related to this agreement and expensed $7,093.

On February 5, 2010 the Company entered into an agreement with a medical dermatologist for consulting services.  In exchange for these services, the Company granted the Consultant 3,500 shares of common stock valued at $1,050.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $52,257.  As of June 30, 2010, the Company recorded $47,902 in prepaid expenses related to this agreement and expensed $4,355.

On June 1, 2010, the Company entered into a three month agreement with a company for consulting services.  In exchange for these services, the Company paid $30,000 and granted the company shares of common stock valued at $33,750.  As of June 30, 2010, the Company recorded $42,500 in prepaid expenses related to this agreement and expensed $21,250. In September 2010, the agreement was terminated due to non-performance and the 75,000 shares were returned to the company for cancellation.

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

Acquisition and Reorganization

On December 6, 2007, the Acquisition of Cellceutix Pharma, Inc. was completed, and the business of Cellceutix Pharma, Inc. was adopted as our business. As such, the following Management Discussion is focused on the current and historical operations of Cellceutix Pharma, Inc. and excludes the prior operations of EconoShare, Inc.

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

In August and October 2007, we acquired exclusive rights to a total of six (6) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  In July, 2009 we acquired the rights to an additional compound and in December, 2009 we acquired the rights to an eighth compound.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers.   Kevetrin is furthest along in in-vivo studies in small animals.  Based on the experimental studies results to date, the Company has decided to advance Kevetrin along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we are currently engaged in pre-clinical testing of one of our product candidates and intend to out-source clinical trials, pre-clinical testing and have currently outsourced the cGMP manufacturing of Kevetrin to third parties (Girindus America, Inc.).

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

In July, 2010, the Company engaged Destum Partners to find a development partner for KM-133, the Company’s compound for psoriasis.

Liquidity and Capital Resources

As of June 30, 2010 the Company had a cash balance of $3,994.  The Company will need to raise substantial funds in order to execute its product development plan.   Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2010.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

 During the year ended June 30, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).   The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balance of Ehrlich Promissory Note A, plus the additional loan amount of $972,907 for a total principal balance of $1,005,217.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of June 30, 2010, the Company has recorded interest of $30,985 in accrued expenses.  In August 2010, Mr. Ehrlich has determined that the maximum amount of monies that will be loaned to the Company is $1.75 million.

Subsequent to the date of the Balance Sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $520,000.  This amount was added to the balance of Ehrlich Promissory Note C.

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

1
Research and Development of $2,000,000: Includes planned costs for Kevetrin of $1,000,000 for completion of in-vivo, in-vitro, pharmaco-kinetic, pharmaco-dynamic, toxicology studies, cGMP materials, and formulation costs; and $1,000,000 in preclinical development costs for our other compounds.

2	Clinical trials – We have budgeted $2,500,000 for our Phase 1 trials (assumes success of Company’s IND filing for Kevetrin).

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $200,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $5,950,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Time Schedules, Milestones and Development Costs

In the event that sufficient funding can be obtained, we shall endeavor to achieve completion of the following event within the next twelve months:

Project	Drug Development of Kevetrin™ for Cancer
Current status
Kevetrin is currently in preclinical studies.  Our experiments to date suggest that it is a potent anti-cancer agent.  The compound was well tolerated and showed little toxicity in various animal studies.  We are nearing completion of the safety studies necessary to file an IND, requesting permission to begin human trials.

Nature, timing and estimated costs
We expect to submit the compound for an IND submission in 2010 as a drug candidate for the treatment of certain cancers. The Company has budgeted approximately $1,000,000 for the material development, production and testing of this drug during this period. Should management determine the results to be satisfactory, we will proceed to  a Phase I clinical study with the approval of the FDA which we have presently budgeted at  $3,000,000,  of which we expect  $2,500,000 to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Kevetrin will become marketable.

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

The Company contracted the manufacturing of Kevetrin active pharmaceutical ingredient (API) for safety pharmacology, toxicity and phase 1 clinical trials in June 2009, with Girindus America, Inc.The synthesis work has been completed and the material delivered to the Company with additional stability testing ongoing.  The Company has contracted the manufacture of the Intra-venous dosage form to be used in the phase 1 study with Formatech, Inc.

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

The work-plan we have developed for the next twelve (12) months is expected to enable us to file the IND in our next fiscal year.  If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this may significantly impact our development timelines and/or our financing needs.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2010, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2010.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  For the periods ended June 30, 2010 and 2009, and since inception, the Company incurred $2,000,996, $390,587 and $2,391,583 of research and development costs, respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2010, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products which have gained market acceptance.  For the years ended June 30, 2010 and 2009 and from inception to June 30, 2010, the Company has charged to operations $17,899, $19,443 and $37,342, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. At June 30, 2010, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Accounting for Stock Based Compensation

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

The Company will use the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
Cellceutix Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheets of Cellceutix Corporation (a development stage enterprise) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of Cellceutix Corporation (a development stage enterprise) as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The accompanying consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Holtz Rubenstein Reminick LLP
New York, New York
October 8, 2009

New York, New York
October 12, 2010

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	June 30, 2010	June 30, 2009

Assets
Current assets:
Cash	$3,994	$140,380
Prepaid expenses	97,826	14,853

Total current assets	101,820	155,233

Total assets	$101,820	$155,233

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $900,870 and $327,179, respectively	$1,187,434	$340,013
Accrued expenses, including related party accruals of $68,885 and $17,100, respectively	89,302	59,100
Accrued salaries and payroll taxes	2,157,485	1,116,869
Note payable to officer	1,005,217	32,310
Convertible debentures	460,000	400,000
Total current liabilities	4,899,438	1,948,292

Total liabilities	4,899,438	1,948,292

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares authorized; 91,939,500 and 91,836,000
shares issued and outstanding, respectively	9,194	9,184
Additional paid in capital	631,721	202,890
Deficit accumulated during development stage	(5,438,533)	(2,005,133)
Total stockholders’ deficit	(4,797,618)	(1,793,059)

Total liabilities and stockholders' deficit	$101,820	$155,233

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations

	For the Year Ended June 30, 2010	For the year ended June 30, 2009	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2010

Revenues	$-	$-	$-

Operating expenses:
General and administrative expenses	128,216	47,459	201,304
Officers’ payroll and payroll tax expense	975,948	894,773	2,259,632
Research and development	2,000,996	390,587	2,391,583
Professional fees	241,006	98,713	429,902
Patent expense	17,899	19,443	37,342

Total operating expenses	3,364,065	1,450,975	5,319,763

Loss from operations	(3,364,065)	(1,450,975)	(5,319,763)

Interest expense – net	(69,335)	(34,356)	(109,691)
Net loss before provision for income taxes	(3,433,400)	(1,485,331)	(5,429,454)
Provision for income taxes	-	-	-

Net loss	$(3,433,400)	$(1,485,331)	$(5,429,454)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average number of common shares used in basic and fully diluted per share calculations	91,862,596	91,842,452

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statement of Changes in Stockholders’ Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through June 30, 2010

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $0.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$—	$—	$100

Net loss	—	—	—	(530)	(530)
Balance, June 30, 2007	1,000,000	100	—	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	—	100	—

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	—	(8,200)	—

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	—	(979)	—

Issuance of stock options	—	-	43,533	-	43,533

Forgiveness of debt from a stockholder	—	—	50	—	50

Capital contribution from a stockholder	—	—	50	—	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	—	105,000

Net loss	—	—	—	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	—	(105,000)

Issuance of stock options	—	—	142,162	—	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	—	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	—	9,500

Net loss	—	—	—	(1,485,331)	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	—-	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	—	1,050	—	1,050

Issuance of stock options	—	—	383,291	—	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	—	33,750

Net loss	—	—	—	(3,433,400)	(3,433,400)
Balance, June 30, 2010	91,939,500	$9,194	$631,721	$(5,438,533)	$(4,797,618)

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	For the Cumulative Period June 20, 2007 (Date of Inception) through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,433,400)	$(1,485,331)	$(5,429,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	316,848	142,162	502,543
Issuance of common stock for services	11,800	7,600	19,400
Cancellation of stock issued for services	—	(17,500)	(17,500)
Amortization of prepaid expenses	22,698	—	40,198
Changes in operating assets and liabilities:
Prepaid expenses	(5,478)	5,064	(10,831)
Accounts payable	847,421	326,283	1,187,484
Accrued expenses	90,202	38,751	149,302
Accrued officers’ salaries and payroll taxes	1,040,616	771,491	2,157,485
Net cash used in operating activities	(1,109,293)	(211,480)	(1,401,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	—	—	50
Sale of common stock	—	—	100
Loan from officer	972,907	—	1,005,217
Proceeds from convertible debentures	—	—	400,000
Net cash provided by financing activities	972,907	—	1,405,367

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(136,386)	(211,480)	3,994

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	140,380	351,860	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,994	$140,380	$3,994

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$—	$9,079
Forgiveness of debt	$—	$—	$50
25,000 shares of common stock issued for future services	$—	$7,600	$7,600
Reclassification of accrued interest to convertible debentures	$60,000	$—	$60,000
75,000 shares of common stock issued for future services	$33,750	$—	$33,750
Issuance of 1,288,610 options for services	$359,081	—	$359,081
100,000 shares of common stock issued for services	$—	$—	$105,000
Cancellation of 100,000 shares of common stock for services	$—	$(105,000)	$(105,000)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

 June 30, 2010

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

Pursuant to the terms of the Exchange, the Company acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).  As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of the Company.  The Company’s shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma, Inc. common stock held by such Cellceutix Pharma, Inc. shareholder at the time of the Exchange.  This resulted in the former holders of Cellceutix Pharma, Inc. Common Stock, upon Exchange, owning approximately 89% of the outstanding shares of the Company’s Common Stock. Accordingly, the Exchange represented a change in control.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Cellceutix Pharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with Cellceutix Pharma, Inc. as the legal acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Cellceutix Pharma, Inc.

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

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through June 30, 2010, the Company has had a cumulative net loss of $5,429,454, no revenues and a working capital deficit of $4,797,618 at June 30, 2010.  As of June 30, 2010, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

3.         Significant Accounting Policies

The significant accounting policies followed are:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less. There were no cash equivalents at June 30, 2010 and 2009.

Concentrations of Credit Risk

All cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities.  The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  For the periods ended June 30, 2010 and 2009, and since inception, the Company incurred $2,000,996, $390,587 and $2,391,583 of research and development costs, respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2010, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products which have gained market acceptance.  For the years ended June 30, 2010 and 2009 and from inception to June 30, 2010, the Company has charged to operations $17,899, $19,443 and $37,342, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. At June 30, 2010, the Company did not assign a value to its intangible assets, as they will continue to require additional development and it has yet to be determined the underlying value of the assets.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on July 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 7,239,430 and 5,297,487 were excluded from the computation of diluted earnings per share for the years ended June 30, 2010 and 2009, respectively, because their effect is anti-dilutive.

Accounting for Stock Based Compensation

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

The Company will use the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The fair value of each option for the year ended June 30, 2010 and 2009 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table. Expected volatility is based on the monthly trading of a similar Company’s underlying common stock (as the Company does not have an adequate trading history for an accurate calculation) and other factors.

	2010	2009
Expected term (in years)	3	3
Expected stock price volatility	105.7% - 119.7%	108.4% - 114.9%
Risk-free interest rate	1.00%– 2.69%	1.27%– 1.93%
Expected dividend yield	0%	0%
Estimated fair value per option granted	0.20 - 0.38	0.13 - 0.36

The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes valuation model.

The components of stock based compensation recognized in the Company’s Statement of Operations for the years ended June 30, 2010 and 2009 and since inception are as follows:

	For the year ended June 30, 2010	For the year ended June 30, 2009	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2010

Officers’ payroll and payroll tax expense	$257,834	$123,282	$424,649
Professional fees	93,513	7,037	100,550
Patent expense	-	19,443	19,443
	$351,347	$149,762	$544,642

  Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables, included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  The adoption of this guidance will not have a material effect on the financial statements.

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

4.           Commitments and Contingencies

Consulting Agreements

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin(TM) for total payments of approximately $576,000. The studies covered by the agreement are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.   For the year ended June 30, 2010, the Company has paid $224,268 and expensed approximately $466,400 related to these studies.

On March 13, 2010, the Company signed a manufacturing agreement with Formatech Inc. for the aseptic filling of Kevetrin. Aseptic filled vials of Kevetrin are required by the FDA for use in human clinical studies.    As of June 30, 2010, the remaining balance of Formatech work to be performed per the agreement is approximately $105,000.

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

In December 2009, the Company was assigned all right, title and interest to a new compound, KM-391, which it intends to develop for the treatment of autism.  In exchange for this compound, the Company agreed to pay the inventors $10,000 plus 4.5% of net sales the compound in countries where a composition of matter patent has been issued and 3% of net sales in other countries.

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

Start Phase 2/3:
$500,000 if within 36 months
$350,000 if within 42 months
$150,000 if within 48 months
and no bonus if received thereafter or not received.

The bonus obligations do not commence until the Company receives a financing commitment in an amount of at least $4,000,000.

The agreement calls for the issuance of options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year during the employment term.  The agreement with Mr. Evans also provides a grant of options to purchase 918,610, 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.35, $0.20 and $0.15 per share and fair values of $257,834, $123,282 and $43,533 for the years ended June 30, 2010, 2009 and 2008, respectively.

As of June 30, 2010, the Company has recorded accrued officers’ salaries and payroll taxes are as follows:

George Evans	$733,333
Krishna Menon	733,333
Leo Ehrich	537,500
Accrued Payroll Taxes	153,319

$2,157,485

5.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At June 30, 2010 and 2009, payables of $27,900 and $17,100 to KARD were included in accrued expenses, respectively. For the years ended June 30, 2010 and 2009 and the period June 20, 2007 (date of inception) through June 30, 2010, the Company has included $10,800, $10,800 and $27,900 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the years ended June 30, 2010 and 2009 and the period June 20, 2007 (date of inception) through June 30, 2010, the Company incurred $972,802, $390,587 and $1,363,389 of research and development expenses conducted by KARD, respectively.  At June 30, 2010, the Company has included a total of $896,901 in accounts payable to Kard.

6.           Due To Officer

During the year ended June 30, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).   The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balance of Ehrlich Promissory Note A, plus the additional loan amount of $972,907 for a total principal balance of $1,005,217.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of June 30, 2010, the Company has recorded interest of $30,985 in accrued expenses.  In August 2010, Mr. Ehrlich has determined that the maximum amount of monies that will be loaned to the Company is $1.75 million.

Subsequent to the date of the Balance Sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $520,000. This amount was added to the balance of Ehrlich Promissory Note C.

7.           Stock Options and Warrants

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2008	917,910	$0.15	2.44	—
Granted	1,148,910	$0.19	2.51	—
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	—
Granted	1,288,610	0.39	2.52	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at June 30, 2010	3,355,430	$0.25	1.61	$986,950
Exercisable at June 30, 2010	3,082,097	$0.23	1.50	$940,550

The Company recognized $328,297, $142,162 and $513,992 of compensation costs related to option awards granted during the years ended June 30, 2010 and 2009 and the period from inception to June 30, 2010, respectively, and there is $65,313 of unamortized compensation cost expected to be recognized through June 30, 2011.

As of June 30, 2010, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September, the Company approved the extension of these warrants to December 31, 2013.  There were no new warrants issued during the years ended June 30, 2010 and 2009.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.14	80,000	1.67	$0.14	80,000	$0.14
0.15	927,910	.45	0.15	927,910	0.15
0.18	100,000	1.85	0.18	100,000	0.18
0.20	918,910	1.44	0.20	918,910	0.20
0.26	10,000	2.17	0.26	8,333	0.26
0.32	10,000	2.51	0.32	5,000	0.32
0.33	100,000	2.85	0.33	8,333	0.33
0.34	10,000	2.67	0.34	3,333	0.34
0.35	20,000	2.38	0.35	11,667	0.35
0.37	30,000	2.10	0.37	25,833	0.37
0.38	130,000	2.77	0.38	28,333	0.38
0.40	978,610	2.44	0.40	950,277	0.40
0.41	10,000	2.09	0.41	9,168	0.41
0.42	20,000	2.76	0.42	5,000	0.42
0.47	10,000	3.00	0.47		0.47
	3,355,430			3,082,097

The following table represents our non vested share-based payment activity:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options – June 30, 2008	—	—

Granted	1,148,910	$0.19
Vested	(1,019,743)	$0.19

Nonvested options – June 30, 2009	129,167	$0.19
	-
Granted	1,288,610	$0.36
Vested	(1,144,444)	0.34
Forfeited	-

Nonvested options – June 30, 2010	273,333	$0.37

On January 1, 2010, the Company entered into a one year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 50,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $14,186.  As of June 30, 2010, the Company recorded $7,093 in prepaid expenses related to this agreement and expensed $7,093.

On February 5, 2010 the Company entered into an agreement with a medical dermatologist for consulting services.  In exchange for these services, the Company granted the Consultant 3,500 shares of common stock valued at $1,050.

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  As of June 30, 2010, the Consultant has been awarded a total of 150,000 options to purchase common stock valued at $42,311 to be vested over one year.  For the year ended June 30, 2010, the Company has expensed $24,301 to professional fees expense, related to these options.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $52,257.  As of June 30, 2010, the Company recorded $47,902 in prepaid expenses related to this agreement and expensed $4,355.

On June 1, 2010, the Company entered into a three month agreement with a company for consulting services.  In exchange for these services, the Company paid $30,000 and granted the company 75,000 shares of common stock valued at $33,750.  As of June 30, 2010, the Company recorded $42,500 in prepaid expenses related to this agreement and expensed $21,250. In September 2010, the agreement was terminated due to non-performance and the 75,000 shares were returned to the company for cancellation.

On July 6, 2009, the Company entered into a one year agreement with a Consultant to serve as a scientific advisor and to participate as a member of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultant 25,000 shares of common stock valued at $10,750.  At June 30, 2010, the value of the common stock has been fully amortized to professional fees expense. On July 6, 2010, this agreement was extended for an additional year in exchange for 25,000 additional shares of common stock.

8.           Convertible Debenture

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principal and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

During January, 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 through December 31, 2009 into additional principal.  At June 30, 2010  $30,385 is accrued as interest expense.

9.         Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date.

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $4,215,000 at June 30, 2010. The loss carry forwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.  Due to the potential limitation and the Company’s historical losses, the Company has placed a full valuation allowance.  The valuation allowance increased by $1,198,400 at June 30, 2010 and $633,300 at June 30, 2009.

The income tax provision benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

	Years Ended				June 20, 2007
					through
	June 30, 2010		June 30, 2009		June 30, 2010
Income tax benefit as statutory rate	$(34%	)	$(34%	)	$(34%	)
State income taxes, net	(4%	)	(4%	)	(4%	)
Valuation allowance	38%		38%		38%
	$-		$-		$-

There was no current or deferred provision or benefit for income taxes for the year ended June 30, 2010 and 2009 and for the period from June 20, 2007 (Date of Inception) through June 30, 2010.  The components of deferred tax assets as of June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009

Deferred tax (liability) asset:
Accrued payroll	$811,900	$390,400
Net operating loss carryforward	1,195,600	418,700
	2,007,500	809,100
Valuation allowance	(2,007,500)	(809,100)
Total deferred taxes	$-	$-

10.         Subsequent Events

On July 6, 2010, the Company entered into two one year agreements with two Consultants to serve as a scientific advisors and to participate as members of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultants 25,000 shares of common stock each.  The common stock is valued at a total of $27,500.

The Company’s Common Stock was quoted on the Over the Counter Bulletin Board (OTCBB) through August 2010.  In September 2010, the firm (market maker) making a market  in CTIX common stock  on the OTCBB withdrew due to a lack of trading volume in the Company’s common stock.  This resulted in the Company’s common stock  being delisted from the OTCBB.  Trading in the Company’s common stock  presently are transacted on the PINKSHEET market.

Effective September 10, 2010, the Company approved the extension of the Series A, B, C and D warrants from the current expiration of September 10, 2010 to December 13, 2013.  As of June 30, 2010, there are 2,964,000 warrants outstanding.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 under the criteria set forth in the Internal Control—Integrated Framework .

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Title
George W. Evans	56	Chief Executive Officer; Chairman of the Board of Directors
Krishna Menon	62	President; Chief Scientific Officer, Director
Leo Ehrlich	52	Chief Financial Officer; Director

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

Krishna Menon RCM, PhD, VMD served as President of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed President and a director. Dr. Menon, simultaneously therewith, also serves as the Chief Operating Officer at Kard Scientific, Inc.  Dr. Menon is also the inventor of Kevetrin, our lead compound.  Since June 2005, Dr. Menon is also the Chief Regulatory Officer (a non- executive officer position) at NanoViricides, Inc. Dr. Menon has more than 35 years in drug development for academia and industry. Originally trained as a veterinary surgeon, Menon began his career as Chief Government Veterinarian for a major Parish in Jamaica. He segued to a three-year stint as Director of Agriculture for the Cayman Islands, in the British Caribbean and, in 1982, moved to the Dana Farber Cancer Research Institute, where he worked under the direction of Nobel Laureate Dr. Tom Frye. Two years later, he earned his PhD in Pharmacology from Kerala University. Menon's PhD work focused on anti-folate therapy of various cancers. Menon was Research Scientist at Dana Farber from 1985 to 1990 and Senior Research Scientist, In Vivo Research (Cancer), at Bayer Pharmaceuticals (Miles Laboratories) from 1991 to 1993. After a year operating his own veterinary oncology and drug development consultancy practice, Menon was tapped to be Group Leader, Cancer In Vivo Research and Clinical Development, for Eli Lilly (1995-2001), where he played a key role in lead selection and pre-clinical development of Gemzar and Alimta which in 2008 had approximately $2.9 billion dollars in sales, and co-developed another seven compounds currently in late-stage clinical development. In 1999, Eli Lilly honored Menon with the “President's Recognition Award”. (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

Leo Ehrlich, CPA,  served as Chief Financial Officer (CFO) of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed CFO and a director.  From October 8, 1999 to December 31, 2008, Mr. Ehrlich had been a director at StatSure Diagnostic Systems, Inc. and has held different executive officer positions at that company including CEO, President, and CFO. Mr. Ehrlich was also CFO and a director of NanoViricides, Inc. from June 1, 2005 until May 2007.  Mr. Ehrlich is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended June 30, 2010 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary		Bonus		Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
George W. Evans (1)(2)(3)(4) Chief Executive Officer, Chairman of the Board	2010 2009 2008	$ $ $	358,333 258,333 116,667	$ $ $	0 0 0	$ $ $	257,834 123,282 43,533	0 0 0	$ $ $	0 0 0	$ $ $	616,167 381,615 160,200
Dr. Krishna Menon (3)(5)(6) President, Chief Scientific Officer, Director	2010 2009 2008	$ $ $	358,333 258,333 116,667	$ $ $	0 0 0	$ $ $	0 0 0	0 0 0	$ $ $	0 0	$ $ $	358,333 258,333 116,667
Leo Ehrlich, (7)(8) Chief Financial Officer,, Director	2010 2009 2008	$ $ $	250,000 200,000 87,500	$ $ $	0 0 0	$ $ $	0 0 0	0 0 0	$ $ $	0 0 0	$ $ $	250,000 200,000 87,500

(1)	Mr. Evans has served as Chief Executive Officer and Chairman of the Board of the Company from June 2007 until present.

(2)
 Represents the amount of Mr. Evans’ base salary paid by the Company.  Mr. Evans’ total base salary for 2008 was $200,000 for the period of December 7, 2007 through December 7, 2008, and $300,000 for the period of December 7, 2008 through December 7, 2009 and $400,000 for the period December 7, 2009 through June 30, 2010. Of these salaries, $733,333 was deemed earned by Mr. Evans through June 30, 2010 and has been deferred and remains unpaid as of June 30, 2010.

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

(6)
 Represents the amount of Dr. Menon’s base salary paid by the Company.  Dr. Menon’s total base salary for 2008 was $200,000 for the period of December 7, 2007 through December 7, 2008, and $300,000 for the period of December 7, 2008 through December 7, 2009 and $400,000 for the period December 7, 2009 through June 30, 2010.  Of these amounts, $733,333 was deemed earned by Dr. Menon through June 30, 2010 and has been deferred and remains unpaid as of June 30, 2010.

(7)	Mr. Ehrlich has served as Chief Financial Officer and a Director of the Company from June 2007 until present.

(8)
 Represents the amount of Mr. Ehrlich’s base salary paid by the Company.  Mr. Ehrlich’s total base salary for 2008 was $150,000 for the period of December 7, 2007 through December 7, 2008, and $250,000 for the period of December 7, 2008 through December 7, 2009 and $250,000 for the period December 7, 2009 through June 30, 2010.  Of these amounts, 537,500 was deemed earned by Mr. Ehrlich through June 30, 2010 and has been deferred and remains unpaid as of August amortization expense June 30, 2010.

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

COMPENSATION OF DIRECTORS

At this time, Directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse its directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2011 fiscal year.

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

Members of the Scientific Advisory Board have each received 25,000 shares of the Company's common stock per year as remuneration for their services.  The Company has also agreed to reimburse members of the Scientific Advisory Board for expenses incurred in their service to the Company.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Dr. Krishna Menon C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	31,048,286	33.77%
George W. Evans (3) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	4,602,312	5.0%
Leo Ehrlich (4) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	12,247,284	13.32%
All Directors and Executive Officers as a Group (3 persons) (5)	47,897,882	52.09%

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

2.
For each shareholder, the calculation of percentage of beneficial ownership is based upon 91,939,500 shares of Common Stock outstanding as of June 30, 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

3.
George W. Evans, Chief Executive Officer and Chairman.  Includes 2,766,496 shares of Cellceutix common stock held by Mr. Evans and includes 1,835,816 shares of Cellceutix’s common stock held by the children of George W. Evans.

4.
Leo Ehrlich, Chief Financial Officer and Director.  Includes 8,745,002 shares of Cellceutix common stock held by Mr. Ehrlich and includes 3,502,282 shares of Cellceutix’s common stock held by the wife and child of Leo Ehrlich.

5.
Includes 5,338,098 shares of Common Stock indirectly owned by certain of the Executive Officers and Directors as a group but excludes vested options to acquire approximately 2,755,430 additional shares of Common Stock by Executive Officers and Directors, as a group.

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

KARD Scientific, Inc.

Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. On December 7, 2007, Cellceutix Pharma began renting 200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $548,743.

Mr. Leo Ehrlich

During the year ended June 30, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).   The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balance of Ehrlich Promissory Note A, plus the additional loan amount of $972,907 for a total principal balance of $1,005,217.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of June 30, 2010, the Company has recorded interest of $30,985 in accrued expenses.  In August 2010, Mr. Ehrlich has determined that the maximum amount of monies that will be loaned to the Company is $1.75 million.

Subsequent to the date of the Balance Sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $520,000. This amount was added to the balance of Ehrlich Promissory Note C.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Director Independence

Our common stock trades on the PINKSHEETS. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. During the years ended June 30, 2010 and 2009, the aggregate fees billed by the Company's auditors, Holtz Rubinstein Reminick LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $53,770 and $35,000, respectively.

Audit-Related Fees. During years ended June 30, 2010 and 2009, our auditors, Holtz Rubinstein Reminick LLP, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors, Holtz Rubinstein Reminick LLP, did not provide tax compliance or tax planning advice during the years ended June 30, 2010 and 2009.

All Other Fees. There were no fees billed for services rendered by Holtz Rubenstein Reminick LLP for 2010 and 2009, other than the services described above.

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

10.14 Consulting Agreement with Sylvia Holden, Consultant filed on Form 8-K with the Securities Commission on April 6, 2009

10.15 Cellceutix Corporation 2009 Stock Option Plan filed on Form 8-K with the Securities Commission on April 6, 2009

10.16 Consulting Agreement with James DeAngelis filed on Form 8-K with the Securities Commission on May 21, 2009

10.17                      Agreement between Cellceutix Pharma, Inc. and Girindus America  dated June 22, 2009

10.18                      Agreement between Cellceutix Corporation and Toxikon Corporation dated October 22, 2009

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

Dated: October 12, 2010

CELLCEUTIX CORPORATION

/s/ George W. Evans
                        Dated:  October, 12, 2010

George W. Evans
Chairman of the Board and
Chief Executive Officer

/s/ Leo Ehrlich
                       Dated:  October, 12, 2010

Leo Ehrlich
                                                                                         Chief Financial Officer and Secretary

                       Dated:  October, 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 12, 2010.

/s/ Krishna Menon
                       Dated:  October, 12, 2010

President and Director

                                                                                           Krishna Menon