Form 10-K/A
period 2010-06-30
Cellceutix CORP
filed 2010-10-20
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment # 1

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “Original Report”) in order to amend Item 8 of the Original Report to delete the duplicate and erroneous signature date of October 8, 2009 on the  signed copy of the Report of Independent Registered Public Accounting Firm (the “Audit Report”).  The correct date, October 12, 2010 is the only date on the Report following the amendment.

Other than the amendment to Item 8 of the Original Report to delete the erroneous date  of the Audit Report, this Amendment No. 1 does not affect any other items in our Original Report. We are also filing as exhibits to this Amendment No. 1 the certifications pursuant to section 302 and section 906 of the Sarbanes-Oxley Act of 2002, which are currently dated.

Except as otherwise expressly stated for the item amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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