Form 10-Q
period 2010-11-15
Cellceutix CORP
filed 2010-11-22
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 18, 2010 was 91,914,500 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements
		Balance Sheets- September 30, 2010 (Unaudited) and June 30, 2010 (Audited)	2
		Statements of Operations (Unaudited) - For the Three Months Ended September	3
		30, 2010 and 2009, and for the cumulative period from June 20, 2007
		(Date of Inception) to September 30, 2010
		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the	4
		cumulative period from June 20, 2007 (Date of Inception) to September 30, 2010
		Statement of Cash Flows (Unaudited) - For the Three Months Ended September 30, 2010 and 2009, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2010	5
		Notes to Financial Statements (Unaudited)	6
Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	10
Item	3	Quantitative and Qualitative Disclosures About Market Risk	12
Item	4T	Controls & Procedures	12

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	13
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	13
Item	3	Default Upon Senior Securities	13
Item	4	Submission of Matters to a Vote of Securities Holders	13
Item	5	Other Information	13
Item	6	Exhibits	13
		Signatures	14

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	September 30, 2010	June 30, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$12,736	$3,994
Prepaid expenses	100,048	97,826

Total current assets	112,784	101,820

Total assets	$112,784	$101,820

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $982,561 and $900,870, respectively	$1,154,312	$1,187,434
Accrued expenses, including related party rent accrual of $91,637 and $68,885, respectively	122,489	89,302
Accrued salaries and payroll taxes	2,440,066	2,157,485
Note payable to officer	1,525,217	1,005,217
Convertible debentures	460,000	460,000
Total current liabilities	5,702,084	4,899,438

Total liabilities	5,702,084	4,899,438

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.0001 par value; 300,000,000 shares
authorized; 91,914,500 and 91,939,500 shares issued and outstanding, respectively	9,191	9,194
Additional paid in capital	873,156	631,721
Deficit accumulated during development stage	(6,471,647)	(5,438,533)

Total stockholders' deficit	(5,589,300)	(4,797,618)

Total liabilities and stockholders' deficit	$112,784	$101,820

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

			For the Cumulative
			Period from June 20, 2007
	Three Months Ended		(Date of Inception) through
	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative expenses	26,148	34,874	227,452
Officers’ payroll and payroll tax expense	401,146	314,498	2,660,778
Research and development	446,047	121,813	2,837,630
Professional fees	119,286	57,422	549,188
Patent expense	-	-	37,342
Total operating expenses	992,627	528,607	6,312,390

Loss from operations	(992,627)	(528,607)	(6,312,3900)

Interest expense-net	(40,487)	(9,851)	(150,178)

Loss before provision for income taxes	(1,033,114)	(538,458)	(6,462,568)

Provision for Income taxes	-	-	-

Net Loss	$(1,033,114)	$(538,458)	$(6,462,568)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common	91,961,783	91,838,174
shares used in basic and diluted
per share calculations

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through September 30, 2010
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development
	Shares	Par Value $0.0001	In Capital	Stage	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$—	$—	$100

Net loss	—	—	—	(530)	(530)
Balance, June 30, 2007	1,000,000	100	—	(530)	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	—	100	—

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	—	(8,200)	—

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	—	(979)	—

Issuance of stock options	—	-	43,533	-	43,533

Forgiveness of debt from a stockholder	—	—	50	—	50

Capital contribution from a stockholder	—	—	50	—	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	—	105,000

Net loss	—	—	—	(510,193)	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	—	(105,000)

Issuance of stock options	—	—	142,162	—	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	—	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	—	9,500

Net loss	—	—	—	(1,485,331)	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	—-	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	—	1,050	—	1,050

Issuance of stock options	—	—	383,291	—	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	—	33,750

Net loss	—	—	—	(3,433,400)	(3,433,400)
Balance, June 30, 2010	91,939,500	$9,194	$631,721	$(5,438,533)	$(4,797,618)

Issuance of stock options	—	—	10,584	—	10,584
Shares issued for services, July 6, 2010 at $0.55	50,000	5	27,495		27,500
Cancellation of shares issued for services, June 1, 2010 at $0.45	(75,000)	(8)	(33,742)	—	(33,750)
Modification of stock options	—	—	237,098	—	237,098
Net loss for the three months ended September 30, 2010	—	—	—	(1,033,114)	(1,033,114)
Balance, September 30, 2010	91,914,500	$9,191	$873,156	$(6,471,647)	$(5,589,300)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Cumulative Period June 20, 2007 (Date of Inception) through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,033,114)	$(538,459)	$(6,462,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	234,862	12,862	737,405
Issuance of common stock for services	—	5,062	19,400
Cancellation of stock for services	(11,250)	-	(28,750)
Amortization of prepaid expenses	16,378	-	56,576
Accrued stock based compensation	—	153,243	—
Changes in operating assets and liabilities:
Prepaid expenses	(780)	(28,147)	(11,611)
Accounts payable	(33,122)	16,343	1,154,362
Accrued expenses	33,187	12,598	182,489
Accrued salaries and payroll taxes	282,581	228,755	2,440,066
Net cash used in operating activities	(511,258)	(137,743)	(1,912,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	—	—	50
Loan from officer	520,000	85,000	1,525,217
Sale of common stock	—	—	100
Proceeds from convertible debentures	—	—	400,000
Net cash provided by financing activities	520,000	85,000	1,925,367

NET INCREASE (DECREASE) IN CASH	8,742	(52,743)	12,736

CASH, BEGINNING OF PERIOD	3,994	140,380	—

CASH, END OF PERIOD	$12,736	$87,637	$12,736

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Common stock issued for acquisition	$—	$—	$9,079
Forgiveness of debt	$—	$—	$50
Common stock issued for services	$27,500	$10,750	$143,250
Cancellation of common stock for services	$(33,750)	—	$(138,750)
Options issued for services recorded as prepaid expenses	$12,820	$8,063	$12,820

 The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2010
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

The Company’s Common Stock was quoted on the Over the Counter Bulletin Board (OTCBB), through August 2010.  In September 2010, the firm (market maker) making a market  in CTIX common stock  on the OTCBB withdrew due to a lack of trading volume in the Company’s common stock.  This resulted in the Company’s common stock being delisted from the OTCBB.  Trading in the Company’s common stock presently are transacted on the PINKSHEET market.

On November 5, 2010, George Evans resigned his position as a director and Chief Executive Officer of Cellceutix Corporation (the “Registrant”).  Mr. Evan’s resignation was a result of a disagreement with the Company regarding his compensation.  Mr. Evans has made financial demands from the Company which the Company is presently reviewing. On the same date, Leo Ehrlich, the Company’s Chief Financial Officer, was appointed to serve as interim Chief Executive Officer, and Chairman of the board of directors until his successor is duly appointed and qualified. Mr. Ehrlich will also continue serving as Chief Financial Officer of Cellceutix.

On November 5, 2010, shareholders holding 58% of the Registrant’s outstanding common stock adopted and approved an amendment to the Registrant’s Articles of Incorporation to effect a reverse split of the Registrant’s common stock on a 1 for 50 basis (the “Split”). The Split will be effectuated immediately upon filing the proper disclosure reports with the Commission, or anytime thereafter at the sole discretion of the Board of Directors. As of the filing date of this Form 10Q, the Board has not approved the Split.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2010 and 2009, (b) the financial position at September 30, 2010 and (c) cash flows for the three month periods ended September 30, 2010 and 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2010.  The results of operations for the three month period ended September 30, 2010 are not necessarily indicative of those to be expected for the entire year.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through September 30, 2010, the Company has had a cumulative net loss of $6,462,568, no revenues and a working capital deficit of $5,589,300 at September 30, 2010.  As of September 30, 2010, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

In addition the Company’s former Chief Executive Officer has made significant financial demands pursuant to his employment contract with the Company.  The Company presently is reviewing this matter.

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

5.           Commitments and Contingencies

Consulting Agreements

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin™. The studies covered by the agreement are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.

On March 13, 2010, the Company signed a manufacturing agreement with Formatech Inc. for the aseptic filling of Kevetrin. Aseptic filled vials of Kevetrin are required by the FDA for use in human clinical studies.

On August 23, 2010, the Company signed a consulting agreement with International Pharmaceutical Consultants, Inc. (“IPC”) to provide medical consulting and monitoring services for a planned phase 1 trial of Kevetrin™.

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

Employment Agreements

On December 7, 2007, the Company entered into employment agreements with its two executive officers, George Evans, Former Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with minimum annual base salaries of $200,000 in the first year, $300,000 in the second year and $400,000 in the third year.  In addition, the agreements provide for bonuses according to the following schedule:

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

The agreement calls for the issuance of options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year during the employment term.  The agreement with Mr. Evans also provides a grant of options to purchase 918,610, 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.35, $0.20 and $0.15 per share and fair values of $257,834, $123,282 and $43,533 for the years ended June 30, 2010, 2009 and 2008, respectively.  During the three months ended September 30, 2010, the Company approved a two year extension of the expiration dates and $203,260 of additional compensation expense was recorded as the options were revalued.

As of September 30, 2010, the Company has recorded accrued officers’ salaries and payroll taxes are as follows:

George Evans	$833,333
Krishna Menon	833,333
Leo Ehrich	600,000
Accrued Payroll Taxes	173,400

$2,440,066

The Company’s former Chief Executive Officer, George Evans has made significant financial demands pursuant to his employment contract with the Company.  The Company presently is reviewing this matter and has not accrued any additional expenses as of September 30, 2010.

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At September 30, 2010 and June 30, 2010, payables of $30,600 and $27,900 to KARD were included in accrued expenses, respectively. For the three months ended September 30, 2010 and 2009 and the period June 20, 2007 (date of inception) through September 30, 2010, the Company has included $2,700, $2,700 and $30,600 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three months ended September 30, 2010 and 2009 and the period June 20, 2007 (date of inception) through September 30, 2010, the Company incurred $275,660, $0 and $1,639,049 of research and development expenses conducted by KARD, respectively.  At September 30, 2010, the Company has included a total of $982,561 in accounts payable to Kard.

7.           Due To Officer

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

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balance of Ehrlich Promissory Note A, plus the additional loan amount of $972,907.  During the three months ended September 30, 2010, Mr. Ehrlich loaned the Company an additional $520,000 which brings the balance of the demand note to $1,525,217.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of September 30, 2010, the Company has recorded interest of $61,037 in accrued expenses.

8.	Stock Options and Warrants:

On July 13, 2010, the Company’s board of directors extended all previously issued three year options to five years, and on September 10, 2010 all previously issued warrants were extended to December 31, 2013.

For fully vested options, this modification resulted in a total charge of $237,098, of which $224,278 has been expensed in July 2010 and the remaining $12,820 recorded in prepaid expenses to be expensed over the remaining service period.  For those modified options that were not fully vested on the modification date, a total of $3,435 will be expensed over the remaining vesting period.

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  As of September 30, 2010, the Consultant has been awarded a total of 180,000 options to purchase common stock valued at $64,926 to be vested over one year from date of issuance.  For the three months ended September 30, 2010, the Company has expensed $16,508 to professional fees expense, related to these options.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $62,015, which includes the option modification expense.  As of September 30, 2010, the Company has $49,797 remaining in prepaid expenses related to this agreement and expensed $7,863 for the three months ended September 30, 2010.

The fair value of each option for the three months ended September 30, 2010 and 2009 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Expected term (in years)	5	3
Expected stock price volatility	121.23% - 151.9%	111.1% - 111.9%
Risk-free interest rate	0.20%– 1.60%	1.45%– 1.62%
Expected dividend yield	0%	0%

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	—
Granted	1,288,610	0.39	2.52	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at June 30, 2010	3,355,430	$0.25	1.61	$986,950
Granted	30,000	0.58	4.92	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at September 30, 2010	3,385,430	$0.26	3.37	$1,211,234
Exercisable at September 30, 2010	3,177,097	$0.25	3.29	$1.163,569

The Company recognized $239,990, $12,862 and $753,982 of compensation costs related to option awards granted during the three months ended September 30, 2010 and 2009 and the period from inception to September 30, 2010, respectively, and there is $23,273 of unamortized compensation cost expected to be recognized through September 30, 2011.  This includes the additional compensation costs related to the Board of Director’s approval to extend the term of all outstanding options an additional two years.

As of September 30, 2010, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September; the Company approved the extension of these warrants to December 31, 2013.  There were no new warrants issued during the three months ended September 30, 2010.

9.           Equity Transactions

On July 6, 2010, the Company entered into two one year agreements with two Consultants to serve as scientific advisors and to participate as members of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultants 25,000 shares of common stock each.  The 50,000 shares of common stock are valued at a total of $27,500 and recorded in prepaid expenses.  For the three month period ended September 30, 2010, $3,438 has been expensed.

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

10.          Convertible Debentures

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principal and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.

During January, 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 through December 31, 2009 into additional principal.  At September 30, 2010 $30,852 is accrued as interest expense.

11.           Subsequent Event

In November 2010 the Company was notified that it has been awarded approximately $730,000 in total grants under the Qualifying Therapeutic Discovery Project program. Cellceutix was awarded a grant for each of its three active research programs. The Company's lead program is Kevetrin™, which is being developed for drug resistant cancers. Cellceutix is also developing KM-391 for autism and KM-133 for psoriasis. Each grant amounted to slightly more than $244,000. The grants are awarded to therapeutic discovery projects that show a reasonable potential to (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, (b) reduce the long-term growth of health care costs in the United States, or (c) significantly advance the goal of curing cancer within 30 years.

See also  “Section  1.  Background Information” for additional subsequent events.

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

We acquired exclusive rights to a total of eight  (8) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  The Company has spent most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers.   Based on the experimental studies results to date, the Company has decided to advance Kevetrin along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials.

Significant Milestones In Kevetrin’s Development

The following are studies completed or substantially completed and will be incorporated into our investigational new drug application (IND) FDA submission.

cGMP synthesis

In-vitro studies

In vivo studies

Pharmacodynamics of Kevetrin- the study of the physiological effects of drugs on the body.

Pharmacokinetic (PK) -Pharmacokinetics includes the study of the mechanisms of absorption and distribution of an administered drug, the rate at which a drug action begins and the duration of the effect, the chemical changes of the substance in the body and the effects and routes of excretion of the metabolites of the drug.

GLP safety pharmacology studies

GLP toxicology studies

IN PROGRESS

The formulation of Kevetrin for administration during the Phase I clinical study is ongoing. Kevetrin will be prepared as lyophilized material which will be reconstituted then administered in patients as an intravenous infusion.

Bio Markers

The Phase I clinical protocol is currently being drafted is designed as a dose escalation study to determine the maximum tolerated dose as a primary endpoint and efficacy as a secondary endpoint.

In January, 2010, the Company had a “pre- IND” meeting with the U. S. Food and Drug Administration (FDA).  The purpose of the meeting was to obtain comments from the FDA on the protocols for the toxicity and pharmacology studies that are required for IND filing.  The FDA provided comments on the protocols, which were adopted by the Company. We are currently engaged in preparing Kevetrin’s IND for submission to the FDA. An approved IND is necessary to test a drug candidate in humans (clinical testing).  It is anticipated the IND will be submitted approximately April 2011.

We have incurred $2,837,630 in research and development expenses from inception through September 30, 2010. We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

Further experiments are planned.

KM-133- Psoriasis

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had a cash balance of $12,736.   The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2011.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

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

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balance of Ehrlich Promissory Note A, plus the additional loan amount of $972,907.  During the three months ended September 30, 2010, Mr. Ehrlich loaned the Company an additional $520,000 which brings the balance of the demand note to $1,525,217.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of September 30, 2010, the Company has recorded interest of $61,037 in accrued expenses.

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

1
Research and Development of $1,900,000: Includes planned costs for Kevetrin of $900,000 for completion of in-vivo, in-vitro, pharmaco-kinetic, pharmaco-dynamic, toxicology studies, cGMP materials, and formulation costs; and $1,000,000 in preclinical development costs for our other compounds.

2	Clinical trials – We have budgeted $2,500,000 for our Phase 1 trials (assumes success of Company’s IND filing for Kevetrin).

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $200,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $5,850,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Subsequent Event

In November 2010 the Company was notified that it has been awarded approximately $730,000 in total grants under the Qualifying Therapeutic Discovery Project program. Cellceutix was awarded a grant for each of its three active research programs. The Company's lead program is Kevetrin™, which is being developed for drug resistant cancers. Cellceutix is also developing KM-391 for autism and KM-133 for psoriasis. Each grant amounted to slightly more than $244,000. The grants are awarded to therapeutic discovery projects that show a reasonable potential to (a) result in new therapies to treat areas of unmet medical need or prevent, detect or treat chronic or acute diseases and conditions, (b) reduce the long-term growth of health care costs in the United States, or (c) significantly advance the goal of curing cancer within 30 years.

On November 5, 2010, George Evans resigned his position as a director and Chief Executive Officer of Cellceutix Corporation.  Mr. Evan’s resignation was a result of a disagreement with the Company regarding his compensation.  Mr. Evans has made financial demands from the Company which the Company is presently reviewing. On the same date, Leo Ehrlich, the Company’s Chief Financial Officer, was appointed to serve as interim Chief Executive Officer, and Chairman of the board of directors until his successor is duly appointed and qualified. Mr. Ehrlich will also continue serving as Chief Financial Officer of Cellceutix.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4T.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2010.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

On July 6, 2010, the Company entered into two one year agreements with two Consultants to serve as scientific advisors and to participate as members of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultants 25,000 shares of common stock each.  The 50,000 shares of common stock are valued at a total of $27,500 and recorded in prepaid expenses.  For the three month period ended September 30, 2010, $3,438 has been expensed.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

On November 5, 2010, shareholders holding 58% of the Registrant’s outstanding common stock adopted and approved an amendment to the Registrant’s Articles of Incorporation to effect a reverse split of the Registrant’s common stock on a 1 for 50 basis (the “Split”). The Split will be effectuated immediately upon filing the proper disclosure reports with the Commission, or anytime thereafter at the sole discretion of the Board of Directors.

Item 5.  Other Information

Recent Cancellation of Unregistered Securities

In June 2010, the Company entered into a three month agreement with a company for consulting services.  In exchange for these services, the Company paid $30,000 and granted the company 75,000 shares of common stock.  In September 2010, the agreement was terminated due to non-performance and the 75,000 shares were returned to the company for cancellation.

Item 6. Exhibits

(a) Exhibit index

Exhibit

31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on November 5, 2010 related to Item 5.02  Departure of  Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 8.01:  Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CELLCEUTIX CORPORATION
/s/ Leo Ehrlich
 Leo Ehrlich, Interim Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive, Accounting and Financial Officer)

/s/ Krishna Menon
Krishna Menon,
President and Director

Dated: November 22, 2010