Form 10-Q
period 2010-12-31
Cellceutix CORP
filed 2011-02-22
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of February 18, 2011 was 91,914,500 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements
		Balance Sheets- December 31, 2010 (Unaudited) and June 30, 2010 (Audited)	2
		Statements of Operations (Unaudited) - For the Three and Six Months Ended December 31, 2010 and 2009 and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2010	3
		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the	4
		cumulative period from June 20, 2007 (Date of Inception) to December 31, 2010
		Statement of Cash Flows (Unaudited) - For the Six Months Ended December 31, 2010 and 2009, and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2010	5
		Notes to Financial Statements (Unaudited)	6
Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	13
Item	3	Quantitative and Qualitative Disclosures About Market Risk	17
Item	4	Controls & Procedures	17

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	18
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	18
Item	3	Default Upon Senior Securities	18
Item	4	Submission of Matters to a Vote of Securities Holders	18
Item	5	Other Information	18
Item	6	Exhibits	19
		Signatures	20

Part 1.  Financial Information

Item 1.  Financial Statements
Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	December 31, 2010	June 30, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$115,600	$3,994
Other receivable	221,794	—
Prepaid expenses	77,332	97,826

Total current assets	414,726	101,820

Total assets	$414,726	$101,820

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $933,444 and $900,870, respectively	$1,335,236	$1,187,434
Accrued expenses, including related party interest and rent accruals of $129,977 and $68,885, respectively	171,263	89,302
Accrued salaries and payroll taxes	1,717,914	2,157,485
Accrued settlement costs, current	100,000	2,157,485
Note payable to officer	1,575,587	1,005,217
Convertible debentures	460,000	460,000
Total current liabilities	5,360,000	4,899,438

Accrued settlement costs, less current portion	759,388	—
Total liabilities	6,119,388	4,899,438

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 300,000,000 shares
authorized; 91,914,500 and 91,939,500 shares issued and outstanding, respectively	9,191	9,194
Additional paid in capital	2,954,862	631,721
Deficit accumulated during development stage	(7,809,327)	(5,438,533)
	(4,845,274)	(4,797,618)
Treasury stock (4,602,312 shares at cost)	(859,388)	—
Total stockholders' deficit	(5,704,662)	(4,797,618)

Total liabilities and stockholders' deficit	$414,726	$101,820

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	June 20, 2007 (Date of Inception) Through December 31, 2010

Revenues:	$—	$—	$—	$—	$—

Operating Expenses:
Research and development, gross	299,991	821,774	746,038	943,587	3,137,621
Grants	(529,294)	—	(529,294)	—	(529,294)
Research and development, net of grants	(229,303)	821,774	216,744	943,587	2,608,327
General and administrative	26,162	26,983	52,310	61,856	253,614
Officers’ payroll and payroll tax	1,215,895	276,287	1,617,041	590,785	3,876,673
Patent expense	29,389	—	29,389	—	66,731
Professional fees	249,463	55,359	368,749	112,782	798,651
Total operating expenses	1,291,606	1,180,403	2,284,233	1,709,010	7,603,996
Loss from operations	(1,291,606)	(1,180,403)	(2,284,233)	(1,709,010)	(7,603,996)

Interest expense-net	(46,074)	(13,029)	(86,561)	(22,879)	(196,252)

Net loss before provision for income taxes	(1,337,680)	(1,193,432)	(2,370,794)	(1,731,889)	(7,800,248)

Provision for income taxes	—	—	—	—	—

Net loss	$(1,337,680)	$(1,193,432)	$(2,370,794)	$(1,731,889)	$(7,800,248)

Basic and Diluted Loss	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares used in basic and diluted per share calculations	91,914,500	91,861,000	91,938,141	91,849,587

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through December 31, 2010
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development	Treasury Stock
	Shares	Par Value $0.0001	In Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$—	$—	—	$ —	$100

Net loss	—	—	—	(530)	—	—	(530)
Balance, June 30, 2007	1,000,000	100	—	(530)	—	—	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	—	100	—	—	—

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	—	(8,200)	—	—	—

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	—	(979)	—	—	—

Issuance of stock options	—	-	43,533	—	—	—	43,533

Forgiveness of debt from a stockholder	—	—	50	—	—	—	50

Capital contribution from a stockholder	—	—	50	—	—	—	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	—	—	—	105,000

Net loss	—	—	—	(510,193)	—	—	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	—	—	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	—	—	—	(105,000)

Issuance of stock options	—	—	142,162	—	—	—	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	—	—	—	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	—	—	—	9,500

Net loss	—	—	—	(1,485,331)	—	—	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	—	—	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	—-	—	—	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	—	1,050	—	—	—	1,050

Issuance of stock options	—	—	383,291	—	—	—	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	—	—	—	33,750

Net loss	—	—	—	(3,433,400)	—	—	(3,433,400)
Balance, June 30, 2010	91,939,500	9,194	631,721	(5,438,533)	—	—	(4,797,618)

Issuance of stock options	—	—	80,692	—	—	—	80,692
Issuance of stock options to officers, December 2010 at $0.11	—	—	1,078,632	—	—	—	1,078,632
Shares issued for services, July 6, 2010 at $0.55	50,000	5	27,495	—	—	—	27,500
Cancellation of shares issued for services, June 1, 2010 at $0.45	(75,000)	(8)	(33,742)	—	—	—	(33,750)
Forgiveness of liability in connection with settlement with stockholder	—	—	932,966	—	—	—	932,966
Modification of stock options	—	—	237,098	—	—	—	237,098
Repurchase of common stock	—	—	—	—	4,602,312	$(859,388)	(859,388)
Net loss for the six months ended December 31, 2010	—	—	—	(2,370,794)	—	—	(2,370,794)
Balance, December 31, 2010	91,914,500	$9,191	$2,954,862	$(7,809,327)	4,602,312	$(859,388)	(5,704,662)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2010	For the Six Months Ended December 31, 2009	For the Cumulative Period June 20, 2007 (Date of Inception) through December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,370,794)	$(1,731,889)	$(7,800,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,383,602	286,658	1,886,145
Issuance of common stock for services	—	10,125	19,400
Cancellation of stock for services	(11,250)	—	(28,750)
Amortization of prepaid expenses	32,756	—	72,954
Changes in operating assets and liabilities:
Other receivable	(221,794)	—	(221,794)
Prepaid expenses and other receivables	5,558	(17,170)	(5,273)
Accounts payable	147,802	630,122	1,335,286
Accrued expenses	81,961	28,347	231,263
Accrued salaries and payroll taxes	493,395	475,452	2,650,880
Net cash used in operating activities	(458,764)	(318,355)	(1,860,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	—	—	50
Loan from officer	570,370	205,000	1,575,587
Sale of common stock	—	—	100
Proceeds from convertible debentures	—	—	400,000
Net cash provided by financing activities	570,370	205,000	1,975,737

NET INCREASE (DECREASE) IN CASH	111,606	(113,355)	115,600

CASH, BEGINNING OF PERIOD	3,994	140,380	—

CASH, END OF PERIOD	$115,600	$27,025	$115,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Common stock issued for acquisition	$—	$—	$9,079
Forgiveness of debt	$—	$—	$50
Common stock issued for services	$27,500	$10,750	$173,250
Cancellation of common stock for services	$(33,750)	—	$(138,750)
Settlement of accrued payroll and payroll taxes	$932,966	—	$932,966
Treasury stock as a result of settlement agreement	$859,388	—	$859,388
Options issued for services recorded as prepaid expenses	$12,820	$8,063	$12,820
Reclassification of accrued interest to convertible debenture	$—	$—	$60,000

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2010
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

The Company’s Common Stock was quoted on the Over the Counter Bulletin Board (OTCBB), through August 2010.  In September 2010, the firm (market maker) making a market  in CTIX common stock  on the OTCBB withdrew due to limited trading volume in the Company’s common stock.  This resulted in the Company’s common stock being delisted from the OTCBB.  Trading in the Company’s common stock presently are transacted on the PINKSHEET market.

On November 5, 2010, George Evans resigned his position as a Director and Chief Executive Officer of Cellceutix Corporation.  On February 14, 2011, the Company announced that it reached a settlement agreement on all outstanding claims between the Company and Mr. Evans. The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars.  All options granted to Mr. Evans will be immediately cancelled.  Purchased shares will be retired by the Company as payment is made (see Note 11).

On November 5, 2010, Leo Ehrlich, the Company’s Chief Financial Officer, was appointed to serve as interim Chief Executive Officer, and Chairman of the Board of Directors. Mr. Ehrlich continues to serve as the Chief Financial Officer of the Company.

On November 5, 2010, shareholders holding 58% of the Company’s outstanding common stock adopted and approved an amendment to the Company’s Articles of Incorporation to effect a reverse split of the Registrant’s common stock on a 1 for 50 basis (the “Split”). On February 10, 2011 the board unanimously voted to rescind the authorization to effect a reverse split of its common stock.

In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  The Company submitted applications for Kevetrin™ cancer, KM-391 for autism and KM-133 for psoriasis and the three applications were approved for the maximum award for a single program of $244,479, or a total of $733,437.  In order to qualify for the QTDP grants, the project  must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  Of the $733,437 grant awarded to the Company, $307,500 was received as cash, $221,794 was made available to the Company but wasn’t drawn on and is recognized on the Company’s balance sheet as a receivable. To receive the balance of the grant, the Company is required to file with the U.S. Government proof of qualifying expenditures, which through December 31, 2010, had not yet been expended.  The Company has reflected $529,294 as a reduction of research and development expenses.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action will become effective approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  We anticipate that the Definitive Information Statement will be mailed on or about February 26, 2011.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2010 and 2009, (b) the financial position at December 31, 2010 and (c) cash flows for the six month periods ended December 31, 2010 and 2009, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2010.  The results of operations for the three and six month periods ended December 31, 2010 are not necessarily indicative of those to be expected for the entire year.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through December 31, 2010, the Company has had a cumulative net loss of $7,800,248 and a working capital deficit of $4,945,274 at December 31, 2010.  As of December 31, 2010, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

4.          Recent Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables, included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  The adoption of this guidance did not have a material effect on the financial statements.

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

Employment Agreements

On December 7, 2007, the Company entered into employment agreements with its two executive officers, George Evans, at the time, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with minimum annual base salaries of $200,000 in the first year, $300,000 in the second year and $400,000 in the third year.

The agreement with Mr. Evans called for the issuance of options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year during the employment term.  The agreement also provided a grant of options to purchase 918,610, 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.35, $0.20 and $0.15 per share and fair values of $257,834, $123,282 and $43,533 for the years ended June 30, 2010, 2009 and 2008, respectively.  During the three and six months ended December 31, 2010, the Company approved a two year extension of the expiration dates and $203,260 of additional compensation expense was recorded as the options were revalued.

As of December 31, 2010, the Company has recorded accrued officers’ salaries and payroll taxes are as follows:

Krishna Menon	$933,333
Leo Ehrich	662,500
Accrued Payroll Taxes	122,081

$1,717,914

On November 5, 2010, George Evans resigned his position as a Director and Chief Executive Officer of the Company.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At December 31, 2010 and June 30, 2010, payables of $33,300 and $27,900 to KARD were included in accrued expenses, respectively. For the three and six months ended December 31, 2010 and 2009 and the period June 20, 2007 (date of inception) through December 31, 2010, the Company has included $2,700, $5,400, $2,700, $5,400 and $33,300 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three and six months ended December 31, 2010 and 2009 and the period June 20, 2007 (date of inception) through December 31, 2010, the Company incurred $0, $275,660, $560,355, $560,355 and $1,639,049 of research and development expenses conducted by KARD, respectively.  At December 31, 2010, the Company has included a total of $933,444 in accounts payable to Kard.

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

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balance of Ehrlich Promissory Note A, plus the additional loan amount of $972,907.  During the six months ended December 31, 2010, Mr. Ehrlich loaned the Company an additional $570,370 which brings the balance of the demand note to $1,575,587.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of December 31, 2010, the Company has recorded interest of $96,677 in accrued expenses.

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

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  As of December 31, 2010, the Consultant has been awarded a total of 210,000 options to purchase common stock valued at $76,296 to be vested over one year from date of issuance.  For the three and six months ended December 31, 2010, the Company has expensed $11,370 and $27,878 to professional fees expense, related to these options.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $62,015, which includes the option modification expense.  As of December 31, 2010, the Company has $41,935 remaining in prepaid expenses related to this agreement and expensed $7,863 and $15,726 for the three and six months ended December 31, 2010.

On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 840,000 options are currently exercisable and 840,000  options will vest on June 30, 2011.  The options are exercisable at $0.10 per share.  The Company has recorded $58,737 in professional fees expenses during the quarter ended December 31, 2010.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.  The Company has recorded $1,078,632 in stock based compensation during the quarter ended December 31, 2010.

The fair value of each option for the six months ended December 31, 2010 and 2009 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Expected term (in years)	5 - 10	3
Expected stock price volatility	121.23% - 152.05%	105.7% - 118.7%
Risk-free interest rate	0.88%– 3.35%	1.12%– 1.70%
Expected dividend yield	0%	0%

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the 2009 Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan (“the 2010 Plan”) and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action will become effective approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  We anticipate that the Definitive Information Statement will be mailed on or about February 26, 2011.

 Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	—
Granted	1,288,610	0.39	2.52	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at June 30, 2010	3,355,430	$0.25	1.61	$986,950
Granted	37,740,000	0.11	9.99	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at December 31, 2010	41,095,430	$0.11	9.44	$1,147,200
Exercisable at December 31, 2010	16,109,597	$0.14	8.60	$393,600

The Company recognized compensation cost of $1,405,108 and $286,659 for the six months ended December 31, 2010 and 2009, $1,165,118 and $273,798 for the three months ended December 31, 2010 and 2009 and $1,930,349 for the period from inception to December 31, 2010, respectively, and there is $2,235,894 of unamortized compensation cost expected to be recognized through January 3, 2012.  This includes the additional compensation costs related to the Board of Director’s approval to extend the term of all outstanding options an additional two years.

As of December 31, 2010, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September; the Company approved the extension of these warrants to December 31, 2013.  There were no new warrants issued during the three and six months ended December 31, 2010.

9.           Equity Transactions

On July 6, 2010, the Company entered into two one year agreements with two Consultants to serve as scientific advisors and to participate as members of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultants 25,000 shares of common stock each.  The 50,000 shares of common stock are valued at a total of $27,500 and recorded in prepaid expenses.  For the three and six month periods ended December 31, 2010, $3,438 and $6,875 has been expensed, respectively.

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

10.          Convertible Debentures

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principal and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.  In January 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 into additional principal.  At December 31, 2010 $41,287 is accrued as interest expense.

11.           Subsequent Events

On February 14, 2011, the Company announced it reached a settlement agreement on all outstanding claims and issues between the Company and Mr. Evans. Each party dropped their respective claims and as a result all of Mr. Evans accrued salaries and options were cancelled.  The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars. The Company has recorded this settlement at the balance sheet date as a liability of the present value of the future payments and treasury stock.  The Company has also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966.

On February 10, 2011, the Company extended and amended the Convertible Debenture agreements by extending the original maturity date to December 31, 2011, however, the conversion price of the principal balance remains at $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $40,826 through December 31, 2010 into additional principal resulting in a note balance of $500,826.

On February 8, 2011, the Grant Date, options to purchase an aggregate of 367,500 shares of Commons Stock of the Company were granted to eleven consultants pursuant to the Company’s Equity Incentive Plan.  Options are exercisable at $0.20 per share, the prevailing market price of the shares on February 8, 2011, and vest on March 31, 2011.   Additionally the Company issued a total of 70,000 shares to consultants.

Subsequent events have been evaluated through the date of this filing.  All appropriate subsequent event disclosures have been made in the financial statements and the related notes to the financial statements.

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

In January 2010, the Company had a “pre- IND” meeting with the U. S. Food and Drug Administration (FDA).  The purpose of the meeting was to obtain comments from the FDA on the protocols for the toxicity and pharmacology studies that are required for IND filing.  The FDA provided comments on the protocols, which were adopted by the Company. We are currently engaged in preparing Kevetrin’s IND for submission to the FDA. An approved IND is necessary to test a drug candidate in humans (clinical testing).  It is anticipated the IND will be submitted approximately April 2011.

We have incurred $3,137,621 in research and development expenses from inception through December 31, 2010 before giving effect to the recently received grant. We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had a cash balance of $115,600.   The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2011.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

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

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907. A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C combines the balance of Ehrlich Promissory Note A, plus the additional loan amount of $972,907.  During the six months ended December 31, 2010, Mr. Ehrlich loaned the Company an additional $570,370 which brings the balance of the demand note to $1,575,587.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  As of December 31, 2010, the Company has recorded interest of $96,677 in accrued expenses.

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principal and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.  In January 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 into additional principal.  At December 31, 2010 $41,287 is accrued as interest expense.

On February 10, 2011, the Company extended and amended the Convertible Debenture agreements by extending the original maturity date to December 31, 2011.  The conversion price of the principal balance remains at $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $40,826 through December 31, 2010 into additional principal resulting in a note balance of $500,826.

On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 840,000 options are currently exercisable and 840,000  options will vest on June 30, 2011.  The options are exercisable at $0.10 per share.  The Company has recorded $58,737 in professional fees expenses during the quarter ended December 31, 2010.

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

Other Events

In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  The Company submitted applications for Kevetrin™ cancer, KM-391 for autism and KM-133 for psoriasis and the three applications were approved for the maximum award for a single program of $244,479, or a total of $733,437.  In order to qualify for the QTDP grants, the project  must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  Of the $733,437 grant awarded to the Company, $307,500 was received as cash, $221,794 was made available to the Company but wasn’t drawn on and is recognized on the Company’s balance sheet as a receivable. To receive the balance of the grant, the Company is required to file with the U.S. Government proof of qualifying expenditures, which through December 31, 2010, had not yet been expended.  The Company has reflected $529,294 as a reduction of research and development expenses.

On November 5, 2010, George Evans resigned his position as a Director and Chief Executive Officer of Cellceutix Corporation.  On February 14, 2011, the Company announced that it reached a settlement agreement on all outstanding claims between the Company and Mr. Evans. The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars.  All options granted to Mr. Evans will be immediately cancelled.  Purchased shares will be retired by the Company as payment is made.

On November 5, 2010, Leo Ehrlich, the Company’s Chief Financial Officer, was appointed to serve as interim Chief Executive Officer, and Chairman of the Board of Directors. Mr. Ehrlich continues to serve as the Chief Financial Officer of the Company.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action will become effective approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  We anticipate that the Definitive Information Statement will be mailed on or about February 26, 2011.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.

On February 8, 2011, the Grant Date, options to purchase an aggregate of 367,500 shares of Commons Stock of the Company were granted to eleven consultants pursuant to the Company’s Equity Incentive Plan.  Options are exercisable at $0.20 per share, the prevailing market price of the shares on February 8, 2011, and vest on March 31, 2011.   Additionally the Company issued a total of 70,000 shares to consultants.

On February 14, 2011, the Company announced it reached a settlement agreement on all outstanding claims and issues between the Company and Mr. Evans. Each party dropped their respective claims and as a result all of Mr. Evans accrued salaries and options were cancelled.  The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars. The Company has recorded this settlement at the balance sheet date as a liability of the present value of the future payments and treasury stock.  The Company has also recorded the reversal of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  December 31,  2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission Of Matters To A Vote Of Security Holders

On November 5, 2010, shareholders holding 58% of the Registrant’s outstanding common stock adopted and approved an amendment to the Registrant’s Articles of Incorporation to effect a reverse split of the Registrant’s common stock on a 1 for 50 basis (the “Split”). On February 10, 2011 the board unanimously voted to rescind the authorization to effect a reverse split of its common stock.

On December 29, 2010 shareholders holding 51%of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011 the Company filed a 14C Information statement with the Securities and Exchange Commission. This action will become effective approximately twenty (20) days from the date of mailing of the Definitive Information Statement..  We anticipate that the Definitive Information Statement will be mailed on or about February 26, 2011.

Item 5.  Other Information

None.

Item 6. Exhibits

(a) Exhibit index

10-31	Settlement Agreement with George Evans ,George W. Evans, III, Timothy P. Evans effected February 11, 2011
10-32	Amended and Restated Security Agreement, Promissory Note & Guaranty signed February 10, 2011 with effective date of January 1, 2011, between Cellceutix Corp. and Putnam Partners,
10-33	Amended and Restated Security Agreement, Promissory Note & Guaranty signed February 10, 2011 with effective date of January 1, 2011, between Cellceutix Corp. and White Star LLC
10-34	Amended and Restated Security Agreement, Promissory Note & Guaranty signed February 10, 2011 with effective date of January 1, 2011, between Cellceutix Corp. and Dahlia Nordlicht
31-1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32-1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

(b)  Reports on Form 8-K

(1)	The Company filed a Form 8-K on November 5, 2010 related to Item 5.02 and 8.01: Resignation of George Evans, and Shareholder approval of Reverse Split/

(2)
The Company filed a Form 8-K on February 2, 2011 as amended on February 22, 2011 related to Item 5.02  and 8.01:  Employment Agreement with Leo Ehrlich  and Krishna Menon and approval of  2010 Equity Incentive plan.

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

Dated: February 22, 2011