Form 10-K/A
period 2010-06-30
Cellceutix CORP
filed 2011-03-08
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment # 2

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

Explanatory Note

This Amendment #2 to the Form 10K filed October 12, 2010, for the period ended June 30, 2010 amends the following:
On page 12 we included the description of the material terms of our agreements with Grindus America, Inc. and Formatech, Inc. including the payment, duration and provisions.  We also included the agreement as Exhibit 24.
Additionally, we filed the convertible debenture agreements as Exhibits 10-28, 10-29, 10-30 and we filed each of the Promissory Notes Mr. Ehlrich has entered into as Exhibits 10-25, 10-26, 10-27.
Additionally, on page 20, we corrected charges incurred from services provided by KARD from inception to date to $1,363,389.
Additionally we amended the title for Leo Ehrlich on the signature page as Chief Financial Officer, Principal Accounting Officer and Secretary.
Except as otherwise expressly stated the items amended  continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

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

We subcontract the laboratory research and development work to Kard Scientific which occupies 10,000 square foot in the same building.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $1,633,389.

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

The Company contracted the manufacturing of Kevetrin active pharmaceutical ingredient (API) for safety pharmacology, toxicity and phase 1 clinical trials in June 2009, with Girindus America, Inc. The manufacturing work has been completed and paid for at a total cost of  $148,000.  Additional stability testing is ongoing. Girindus is charging the Company quarterly storage fees of $1,500.  The Company has contracted the manufacture of the Intra-venous dosage form to be used in the phase 1 study with Formatech, Inc.  The total cost of the project is estimated at approximately $173,000. As of June 30, 2010 the Company had incurred billings from Formatech  in the amount of $67,660. There was no amounts due Formatech as of June 30, 2010.

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

KARD Scientific, Inc.

Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. On December 7, 2007, Cellceutix Pharma began renting 200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $1,363,389.

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

10.15 Cellceutix Corporation 2009 Stock Option Plan filed on Form 8-K with the Securities Commission on April 6, 2009

10.16 Consulting Agreement with James DeAngelis filed on Form 8-K with the Securities Commission on May 21, 2009

  10.17                      Agreement between Cellceutix Pharma, Inc. and Girindus America  dated June 22, 2009

  10.18                      Agreement between Cellceutix Corporation and Toxikon Corporation dated October 22, 2009
  10.24                      Agreement between Cellceutix Corporation and Formatech Corporation dated March 22, 2010

   10.25  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated November 03, 2009*
10.26  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated May 07, 2009*
10.27  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010*
10.28  Putnam Partners, Amended and Security Agreement, Amended Convertible  Promissory Note and Guaranty as of  January 1, 2010,
10.29  White Star LLC Amended  and Security Agreement, Amended Convertible  Promissory Note and Guaranty as of  January 1, 2010,
10..30  Dahlia NordlichtAmended and Security Agreement, Amended Convertible  Promissory Note and Guaranty as of  January 1, 2010,

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

Dated: March 7, 2011

CELLCEUTIX CORPORATION

/s/ Leo Ehrlich Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, and Secretary

                       Dated:  March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2011

/s/ Krishna Menon
                       Dated:  March 7, 2011

President and Director

                                                                                           Krishna Menon