Form 10-K/A
period 2010-06-30
Cellceutix CORP
filed 2011-04-01
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment # 3

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

Explanatory Note

This Amendment #2 to the Form 10K filed October 12, 2010, for the period ended June 30, 2010 amends the following:
On Page 41, the Signature Page we amended the title for Leo Ehrlich as Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Secretary.

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

Dated: April 1, 2011

/s/  Leo Ehrlich, Chief Executive Officer,  Chief Financial Officer, Principal Accounting Officer, and Secretary.    Dated:  April 1, 2011.

/s/ Krishna Menon,   President and Director        Dated:    April 1, 2011.