Form 10-Q
period 2011-03-31
Cellceutix CORP
filed 2011-05-23
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes   ☒   No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 18, 2011 was 87,566,563 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements
		Balance Sheets- March 31, 2011 (Unaudited) and June 30, 2010 (Audited)	3
		Statements of Operations (Unaudited) - For the Three and Nine Months Ended March 31, 2011 and 2010 and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2011	4
		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the cumulative period from June 20, 2007 (Date of Inception to March 31, 2011	5
		Statement of Cash Flows (Unaudited) - For the Nine Months Ended March 31, 2011 and 2010, and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2011	6
		Notes to Financial Statements (Unaudited)	7
Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	12
Item	3	Quantitative and Qualitative Disclosures About Market Risk	15
Item	4	Controls & Procedures	15

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	16
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	16
Item	3	Default Upon Senior Securities	16
Item	4	Submission of Matters to a Vote of Securities Holders	16
Item	5	Other Information	16
Item	6	Exhibits	16
		Signatures	17

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	March 31, 2011	June 30, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$90,165	$3,994
Prepaid expenses	58,811	97,826

Total current assets	148,976	101,820

Total assets	$148,976	$101,820

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $1,640,292 and $900,870, respectively	$1,881,058	$1,187,434
Accrued expenses, including related party interest and rent accruals of $73,611 and $68,885, respectively	96,478	89,302
Accrued salaries and payroll taxes	1,894,352	2,157,485
Accrued settlement costs, current	240,198	—
Note payable to officer	1,852,264	1,005,217
Convertible debentures	501,287	460,000
Total current liabilities	6,465,637	4,899,438

Accrued settlement costs, less current portion	527,733	—
Total liabilities	6,993,370	4,899,438

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 300,000,000 shares
authorized; 91,708,646 and 91,939,500 shares issued and 87,566,563 and 91,939,500 outstanding, respectively	9,171	9,194
Additional paid in capital	4,012,610	631,721
Deficit accumulated during development stage	(10,106,787)	(5,438,533)
	(6,085,006)	(4,797,618)
Treasury stock (4,142,083 shares at cost)	(759,388)	—
Total stockholders' deficit	(6,844,394)	(4,797,618)

Total liabilities and stockholders' deficit	$148,976	$101,820

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	June 20, 2007 (Date of Inception) Through March 31, 2011

Revenues:	$—	$—	$—	$—	$—

Operating Expenses:
Research and development, gross	933,382	—	1,679,420	—	4,071,003
Grants	—	—	(529,294)	—	(529,294)
Research and development, net of grants	933,382	514,337	1,150,126	1,457,924	3,541,709
General and administrative	23,373	17,382	75,683	79,238	276,987
Officers’ payroll and payroll tax	658,028	192,578	2,275,069	783,363	4,534,701
Patent expense	2,522	—	31,911	—	69,253
Professional fees	611,158	57,225	979,907	170,007	1,409,809
Total operating expenses	2,228,463	781,522	4,512,696	2,490,532	9,832,459
Loss from operations	(2,228,463)	(781,522)	(4,512,696)	(2,490,532)	(9,832,459)

Interest expense-net	(68,997)	(18,343)	(155,558)	(41,222)	(265,249)

Net loss before provision for income taxes	(2,297,460)	(799,865)	(4,668,254)	(2,531,754)	(10,097,708)

Provision for income taxes	—	—	—	—	—

Net loss	$(2,297,460)	$(799,865)	$(4,668,254)	$(2,531,754)	$(10,097,708)

Basic and Diluted Loss per Share	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares used in basic and diluted per share calculations	89,714,469	91,863,100	91,207,738	91,854,026

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the Cumulative
Period June 20, 2007 (Date of Inception)
through March 31, 2011
(Unaudited)

	Common Stock		Additional Paid	Deficit Accumulated During Development	Treasury Stock
	Shares	Par Value $0.0001	In Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$—	$—	—	$ —	$100

Net loss	—	—	—	(530)	—	—	(530)
Balance, June 30, 2007	1,000,000	100	—	(530)	—	—	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	—	100	—	—	—

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	—	(8,200)	—	—	—

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	—	(979)	—	—	—

Issuance of stock options	—	-	43,533	—	—	—	43,533

Forgiveness of debt from a stockholder	—	—	50	—	—	—	50

Capital contribution from a stockholder	—	—	50	—	—	—	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	—	—	—	105,000

Net loss	—	—	—	(510,193)	—	—	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	—	—	(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	—	—	—	(105,000)

Issuance of stock options	—	—	142,162	—	—	—	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	—	—	—	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	—	—	—	9,500

Net loss	—	—	—	(1,485,331)	—	—	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	—	—	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	—-	—	—	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	—	1,050	—	—	—	1,050

Issuance of stock options	—	—	383,291	—	—	—	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	—	—	—	33,750

Net loss	—	—	—	(3,433,400)	—	—	(3,433,400)
Balance, June 30, 2010	91,939,500	9,194	631,721	(5,438,533)	—	—	(4,797,618)

Issuance of stock options, $0.12 - $0.84	—	—	597,928	—	—	—	597,928
Issuance of stock options to officers, December 2010 at $0.11	—	—	1,646,124	—	—	—	1,646,124
Shares issued for services, July 6, 2010 at $0.55	50,000	5	27,495	—	—	—	27,500
Cancellation of shares issued for services, June 1, 2010 at $0.45	(75,000)	(8)	(33,742)	—	—	—	(33,750)
Shares issued for services, February 8, 2011 at $0.20	70,000	7	13,993				14,000
Shares issued for services, March 1, 2011 at $0.32	184,375	18	58,982				59,000
Forgiveness of liability in connection with settlement with stockholder	—	—	932,966	—	—	—	932,966
Modification of stock options	—	—	237,098	—	—	—	237,098
Repurchase of common stock	—	—	—	—	4,602,312	$(859,388)	(859,388)
Cancellation of treasury stock	(460,229)	(45)	(99,955)	—	(460,229)	100,000	—
Net loss for the nine months ended March 31, 2011	—	—	—	(4,668,254)	—	—	(4,668,254)
Balance, March 31, 2011	91,708,646	$9,171	$4,012,610	$(10,106,787)	4,142,083	$(759,388)	(6,844,394)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31, 2011	For the Nine Months Ended March 31, 2010	For the Cumulative Period June 20, 2007 (Date of Inception) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,668,254)	$(2,531,754)	$(10,097,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,512,387	318,096	3,055,128
Issuance of common stock for services	73,000	16,237	92,400
Cancellation of stock for services	(11,250)	—	(28,750)
Amortization of accrued settlement costs	8,543	—	8,543
Changes in operating assets and liabilities:
Other receivable	—	—	—
Prepaid expenses and other receivables	12,778	(17,962)	1,947
Accounts payable	693,624	726,484	1,881,108
Accrued expenses	145,140	49,389	294,442
Accrued salaries and payroll taxes	669,833	758,029	2,827,318
Net cash used in operating activities	(564,199)	(681,481)	(1,965,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	—	—	50
Payment of settlement liabilities	(100,000)	—	(100,000)
Loan from officer	750,370	593,000	1,755,587
Sale of common stock	—	—	100
Proceeds from convertible debentures	—	—	400,000
Net cash provided by financing activities	650,370	593,000	2,055,737

NET INCREASE (DECREASE) IN CASH	86,171	(88,481)	90,165

CASH, BEGINNING OF PERIOD	3,994	140,380	—

CASH, END OF PERIOD	$90,165	$51,899	$90,165

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$—	$9,079
Forgiveness of debt	$—	$—	$50
Settlement of accrued payroll and payroll taxes	$932,966	—	$932,966
Cancellation of common stock as a result of settlement agreement	$859,388	—	$859,388
Reclassification of accrued interest to note payable and convertible debenture	$137,964	$59,474	$197,964

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2011
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

The Company’s Common Stock was quoted on the Over the Counter Bulletin Board (OTCBB), through August 2010.  In September 2010, the Company's stock quotation coverage moved from the FINRA operated OTC Bulletin Board to the OTC Markets Group, Inc.'s OTCQB, under the same symbol "CTIX".

On November 5, 2010, George Evans, our former CEO resigned his position as a Director and Chief Executive Officer of Cellceutix Corporation.  On February 14, 2011, the Company announced that it reached a settlement agreement on all outstanding claims between the Company and Mr. Evans. The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars. A payment by the Company in the amount of $100,000 was made upon the signing of the agreement which resulted in the cancellation of 460,229 common shares.  All options granted to Mr. Evans were cancelled.  Purchased shares are to be retired by the Company as payment is made.

On November 5, 2010, Leo Ehrlich, the Company’s Chief Financial Officer, was appointed to serve as interim Chief Executive Officer, and Chairman of the Board of Directors. Mr. Ehrlich continues to serve as Chief Financial Officer of the Company.

On November 5, 2010, shareholders holding 58% of the Company’s outstanding common stock adopted and approved an amendment to the Company’s Articles of Incorporation to effect a reverse split of the Registrant’s common stock on a 1 for 50 basis (the “Split”). On February 10, 2011 the board unanimously voted to rescind the authorization to effect a reverse split of its common stock.

In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  The Company submitted applications for Kevetrin™ for cancer, KM-391 for autism and KM-133 for psoriasis and the three applications were approved for the maximum award for a single program of $244,479, or a total of $733,437.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  Of the $733,437 grant awarded to the Company, $529,294 was received as cash.  To receive the balance of the grant, the Company is required to file with the U.S. Government proof of qualifying expenditures, which through March 31, 2011, had not yet been expended.  The Company has reflected $529,294 as a reduction of research and development expenses.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action became effective on May 10, 2011, approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  The Definitive Information Statement was mailed on April 20, 2011 to the shareholders of record as of February 9, 2011.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2011 and 2010, (b) the financial position at March 31, 2011 and (c) cash flows for the three and nine month periods ended March 31, 2011 and 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2010.  The results of operations for the three and nine month periods ended March 31, 2011 are not necessarily indicative of those to be expected for the entire year.

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through March 31, 2011, the Company has had a deficit accumulated during development stage of $10,106,787 and a working capital deficit of $6,316,661 at March 31, 2011.  As of March 31, 2011, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.  Currently, the Company has not made any arrangements for equity or any other type of financing.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

4.          Recent Accounting Pronouncements:

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

5.          Commitments and Contingencies

Settlement Agreement

On February 14, 2011, the Company announced it reached a settlement agreement on all outstanding claims and issues between the Company and our former CEO, Mr. Evans. Each party dropped their respective claims and as a result all of Mr. Evans accrued salaries and options were cancelled.  The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars.   Payment by the Company in the amount of $100,000 was made upon signing of the agreement, which resulted in reducing the liability owed to Mr. Evans;  cancelling 460,229 shares of common stock and having the remaining 4,142,083 shares of common stock held in escrow until additional payments are made under the agreement which are shown as Treasury Stock on the Company’s Balance Sheet.

 The Company has recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock.  The Company has also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966.

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

Employment Agreements

On December 7, 2007, the Company entered into employment agreements with its two executive officers, George Evans, at the time, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with minimum annual base salaries of $200,000 in the first year, $300,000 in the second year and $400,000 in the third year.  Mr. Evans resigned his position effective November 2010.

The agreement with Mr. Evans called for the issuance of options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year during the employment term.  The agreement also provided a grant of options to purchase 918,610, 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.35, $0.20 and $0.15 per share and fair values of $257,834, $123,282 and $43,533 for the years ended June 30, 2010, 2009 and 2008, respectively.  During the three and nine months ended March 31, 2011, the Company approved a two year extension of the expiration dates and $203,260 of additional compensation expense was recorded as the options were revalued.  During November 2010, Mr. Evans resigned his position with the Company and on February 14, 2011, the Company reached a settlement agreement on all outstanding claims.  Part of the settlement agreement was that all options granted to Mr. Evans were cancelled.

As of March 31, 2011, the Company has recorded accrued officers’ salaries and payroll taxes are as follows:

Krishna Menon	$1,020,833
Leo Ehrich	750,000
Accrued Payroll Taxes	123,519

$1,894,352

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

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At March 31, 2011 and June 30, 2010, payables of $36,000 and $27,900 to KARD were included in accrued expenses, respectively. For the three and nine months ended March 31, 2011 and 2010 and the period June 20, 2007 (date of inception) through March 31, 2011, the Company has included $2,700, $8,100, $2,700, $8,100 and $36,000 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three and nine months ended March 31, 2011 and 2010 and the period June 20, 2007 (date of inception) through March 31, 2011, the Company incurred $747,207, $1,022,867, $253,341, $813,697 and $2,386,256 of research and development expenses conducted by KARD, respectively.  At March 31, 2011, the Company has included a total of $1,630,651 in accounts payable to Kard.

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

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.   The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.   During the nine months ended March 31, 2011, Mr. Ehrlich loaned the Company an additional $750,370 which brought the balance of the demand note to $1,852,264.  On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal. At March 31, 2011 $37,611 is accrued as interest expense on this note.

8.	Stock Options and Warrants

On July 13, 2010, the Company’s board of directors extended all previously issued three year options to five years, and on September 10, 2010 all previously issued warrants were extended to December 31, 2013.

For fully vested options, this modification resulted in a total charge of $237,098, of which $224,278 has been expensed in July 2010 and the remaining $12,820 recorded in prepaid expenses and being expensed over the remaining service period.  For those modified options that were not fully vested on the modification date, a total of $3,435 will be expensed over the remaining vesting period.

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  For the three and nine months ended March 31, 2011, the Company has expensed $11,453 and $39,471 to professional fees expense, related to these options.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $62,015, which includes the option modification expense.  As of March 31, 2011, the Company has $34,072 remaining in prepaid expenses related to this agreement and expensed $7,863 and $23,589 for the three and nine months ended March 31, 2011.

On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 840,000 options are currently exercisable and 840,000  options will vest on June 30, 2011.  The options are exercisable at $0.10 per share.  For the three and nine months ended March 31, 2011, the Company has expensed $379,064 and $437,851 to professional fees expense, related to these options.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.  The Company has recorded $1,646,124 in stock based compensation during the nine month period ended March 31, 2011.

During February and March 2011, the Grant Dates, options to purchase an aggregate of 642,500 shares of Common Stock of the Company were granted to thirteen consultants pursuant to the Company’s Equity Incentive Plan.  Options are exercisable at $0.20-$0.25 per share, the prevailing market price of the shares on the Grant Dates.    For the three months ended March 31, 2011, the Company has expensed $126,670 to professional fees expense, related to these options.

The fair value of each option for the nine months ended March 31, 2011 and 2010 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Expected term (in years)	5 - 10	3
Expected stock price volatility	121.23% - 152.05%	105.7% - 119.7%
Risk-free interest rate	0.88%– 3.75%	1.12%– 2.69%
Expected dividend yield	0%	0%

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the 2009 Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan (“the 2010 Plan”) and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action became effective approximately twenty (20) days from the date of mailing of the Definitive Information Statement.

 Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,066,820	$0.17	2.04	—
Granted	1,288,610	0.39	2.52	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at June 30, 2010	3,355,430	$0.25	1.61	$986,950
Granted	38,412,500	0.11	9.75	—
Exercised	—	—	—	—
Forfeited/expired	(2,755,430)	0.25	—	—
Outstanding at March 31, 2011	39,012,500	$0.11	9.65	$28,684,055
Exercisable at March 31, 2011	14,076,667	$0.12	9.50	$10,188,868

The Company recognized stock based compensation cost of $2,574,137 and $318,096 for the nine months ended March 31, 2011 and 2010, $1,169,029 and $31,438 for the three months ended March 31, 2011 and 2010 and $3,118,778 for the period from inception to March 31, 2011, respectively, and there is $2,057,375 of unamortized compensation cost expected to be recognized through January 3, 2012.  This includes the additional compensation costs related to the Board of Director’s approval to extend the term of all outstanding options an additional two years.

As of March 31, 2011, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September; the Company approved the extension of these warrants to December 31, 2013.  There were no new warrants issued during the three and nine months ended March 31, 2011.

9.           Equity Transactions

On July 6, 2010, the Company entered into two one year agreements with two Consultants to serve as scientific advisors and to participate as members of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultants 25,000 shares of common stock each.  The 50,000 shares of common stock are valued at a total of $27,500 and recorded in prepaid expenses.  For the three and nine month periods ended March 31, 2011, $3,438 and $10,313 has been expensed, respectively.

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

On February 4, 2011, the Company cancelled 460,229 shares of common stock, that were previously included in Treasury Stock, related to Mr. Evans’ settlement agreement.

On February 8, 2011, the Company issued to two consultants a total of 70,000 shares valued at $14,000. On March 1, 2011, the Company issued a total of 184,375 shares valued at $59,000 to Formatech as payment for services.

10.          Convertible Debentures

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.  The principal and related accrued interest were due December 2009, and secured by the Company’s assets.  The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.  In January 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 into additional principal.  On February 10, 2011, the Company extended and amended the Convertible Debenture agreements by extending the original maturity date to December 31, 2011.  The conversion price of the principal balance remains at $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $41,287 through December 31, 2010 into additional principal resulting in a note balance of $501,287.  At March 31, 2011 $22,867 is accrued as interest expense and included in accrued expenses on the accompanying balance sheet.

11.           Subsequent Events

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

Management’s Plan of Operation

We are now in the process of implementing our plan to transition from an early stage developmental to a clinical stage biopharmaceutical company. We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

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

GLP safety pharmacology studies

GLP toxicology studies

The formulation of Kevetrin for administration during a Phase I clinical study has been completed. Kevetrin will be prepared as lyophilized material which will be reconstituted then administered in patients as an intravenous infusion.

p21 as Biomarker

Mechanism of action- p53

The Phase I clinical protocol is currently being reviewed. It was designed as a dose escalation study to determine the maximum tolerated dose as a primary endpoint and efficacy as a secondary endpoint.

Submission of reports to Clinical Site (Hospital). In early May 2011, Cellceutix sent sections of the Investigational New Drug (IND) application for review to the anticipated Phase 1 clinical site.  After the review is completed by the site, Cellceutix will forward the IND to the FDA. An IND is necessary before testing a drug candidate in humans. It is anticipated the IND will be submitted in June 2011.

We have incurred $4,071,003 in research and development expenses from inception through March 31, 2011 before giving effect to the recently received grant. We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Summaries and graphs of the results of experiments with Kevetrin in animal models of drug resistant lung cancer, breast cancer and colon cancer have been made available on the Company’s website at  www.cellceutix.com .  A brief summary of the results are as follows:

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

•	Leukemia Cancer

The growth of K-562 human leukemia tumors was significantly delayed by 110% following treatment with Kevetrin compared to controls (p < 0.05).  On measurements of tumor volume at day 24, Kevetrin significantly reduced tumor volumes by 84% (p < 0.01).  In addition, the tumor in 1 of 7 mice completely regressed for a period of 3 weeks.

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

 Further experiments are planned but are presently delayed due to our focus on Kevetrin.

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

The Company has developed a plan for clinical trials but they are presently delayed due to our focus on Kevetrin.

Liquidity and Capital Resources

As of March 31, 2011, the Company had a cash balance of $90,165.   The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2011.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

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

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.   The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.   During the nine months ended March 31, 2011, Mr. Ehrlich loaned the Company an additional $750,370 which brought the balance of the demand note to $1,852,264.  On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal. At March 31, 2011 $37,611 is accrued as interest expense on this note.

On February 10, 2011, the Company extended and amended the Convertible Debenture agreements by extending the original maturity date to December 31, 2011.  The conversion price of the principal balance remains at $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $41,287 through December 31, 2010 into additional principal resulting in a note balance of $501,287.

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

1
Research and Development of $1,450,000: Includes planned costs for Kevetrin of $450,000 for consulting and formulation costs related to planned Phase 1 trials, and $1,000,000 in preclinical development costs for our other compounds.

2	Clinical trials – We have budgeted $2,500,000 for our Phase 1 trials (assumes success of Company’s IND filing for Kevetrin).

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $200,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $5,400,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Other Events

In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  The Company submitted applications for Kevetrin™ cancer, KM-391 for autism and KM-133 for psoriasis and the three applications were approved for the maximum award for a single program of $244,479, or a total of $733,437.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  Of the $733,437 grant awarded to the Company, $529,294 was received as cash.  To receive the balance of the grant, the Company is required to file with the U.S. Government proof of qualifying expenditures, which through March 31, 2011, had not yet been expended.  The Company has reflected $529,294 as a reduction of research and development expenses.

On November 5, 2010, George Evans resigned his position as a Director and Chief Executive Officer of Cellceutix Corporation.  On February 14, 2011, the Company announced that it reached a settlement agreement on all outstanding claims between the Company and Mr. Evans. The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars. A payment by the Company in the amount of $100,000 was made upon signing of the agreement. and, 460,229 shares of common stock were cancelled and 4,142,084 shares are being held in escrow.    All options granted to Mr. Evans too were cancelled.  Purchased shares will be retired by the Company as payment is made.

On November 5, 2010, Leo Ehrlich, the Company’s Chief Financial Officer, was appointed to serve as interim Chief Executive Officer, and Chairman of the Board of Directors. Mr. Ehrlich continues to serve as the Chief Financial Officer of the Company.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action became effective on May 10, 2011, approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  The Definitive Information Statement was mailed on April 20, 2011 to the shareholders of record as of February 9, 2011.

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

On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 840,000 options are currently exercisable and 840,000  options will vest on June 30, 2011.  The options are exercisable at $0.10 per share, and vest on March 31, 2011.

On February 8, 2011, the Company issued to two consultants a total of 70,000 shares. On March 1, 2011, the Company issued a total of 184,375 shares to Formatech as payment for services.

During February and March 2011, the Grant Dates, options to purchase an aggregate of 642,500 shares of Common Stock of the Company were granted to thirteen consultants pursuant to the Company’s Equity Incentive Plan.  Options are exercisable at $0.20-$0.25 per share, the prevailing market price of the shares on the Grant Dates.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2011.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  March 31,  2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

On February 8, 2011, the Company issued to two consultants a total of 70,000 shares valued at $14,000. On March 1, 2011, the Company issued a total of 184,375 shares valued at $59,000 to a vendor (Formatech) as payment for services.

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

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action will become effective approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  The Definitive Information Statement was mailed on April 20, 2011 to the shareholders of record as of  February 9, 2011.

Item 5.  Other Information

None.

Item 6. Exhibits

(a) Exhibit index

10-35	Amended Convertible Note C, between Cellceutix Corp. and Leo Ehrlich
31-1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32-1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

(b)  Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CELLCEUTIX CORPORATION
/s/ Leo Ehrlich
 Leo Ehrlich, Chief Executive Officer, Chief Financial and Accounting Officer, and Chairman of the Board of Directors
(Principal Executive, Accounting and Financial Officer)

/s/ Krishna Menon
Krishna Menon,
President and Director

Dated: May 23, 2011