Form 10-K
period 2011-06-30
Cellceutix CORP
filed 2011-10-13
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, CLASS A, PAR VALUE $0.0001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     Yes ☐ No ☒.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |.

 Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐ NO☒.

Issuer's revenues for its most recent fiscal year were $0.00

The aggregate market value of voting stock held by non-affiliates of the Registrant at December 31, 2010 was $32,326,585 computed by reference to the last traded sale price as reported on the Over the Counter market on such date.

There were 92,477,923 and -0- shares, respectively, of the registrant’s $ 0.0001 par value Class A and Class B common stock outstanding as of September 30, 2011.

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

GENERAL

Cellceutix Corporation, formerly known as EconoShare, Inc. (the “Company” or the “Registrant”) was incorporated on August 1, 2005 in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  Cellceutix Pharma, Inc. was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists.

Pursuant to the terms of the Exchange, the Company acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).  As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of the Company.  The Company’s shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma, Inc. common stock held by such Cellceutix Pharma, Inc. shareholder at the time of the Exchange.  This resulted in the former holders of Cellceutix Pharma, Inc. Common Stock, upon Exchange, owning approximately 89% of the outstanding shares of the Company’s Common Stock. Accordingly, the Exchange represented a change in control.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Cellceutix Pharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with Cellceutix Pharma, Inc. as the legal acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Cellceutix Pharma, Inc. . We are an early stage developmental biopharmaceutical company.  The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations.

On January 14, 2008, a majority of the shareholders of the Company approved an amendment to the Registrant’s articles of incorporation to change the name of the Registrant to Cellceutix Corporation.  Upon the filing of a Definitive Information Statement and effectiveness of the name change on February 1, 2008, the Company applied to the National Association of Security Dealers (NASD) to change its stock symbol on the Over the Counter Bulletin Board which resulted in the Company’s stock symbol being changed to CTIX.

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

In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  The Company submitted applications for Kevetrin™ for cancer, KM-391 for autism and KM-133 for psoriasis and the three applications were approved for the maximum award for a single program of $244,479, or a total of $733,438.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  Of the $733,438 grant awarded to the Company, $529,294 was received as cash during our fiscal year ended June 30, 2011 and the balance of $204,144 was recorded as a receivable at  June 30,2011 and  received in July 2011. The Company has reflected $733,438 as a reduction of research and development expenses.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action became effective on May 10, 2011, approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  The Definitive Information Statement was mailed on April 20, 2011 to the shareholders of record as of February 9, 2011. All shares issued as of  balance sheet dates are Class A common stock.

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

SUBSEQUENT EVENTS:

In July 2011, we issued 50,000 shares of our common stock to a consultant for services rendered to the Company.

On September 9, 2011, we issued 471,518 common shares of our company stock to White Star LLC upon conversion of $222,791 of the principal on our existing outstanding debentures and $12,965 for interest; and we issued 235,759 common shares to Dahlia Nordlicht upon conversion of $111,397 of the principal on our existing outstanding debentures and $6,482 for interest.  Each of the Notes was converted at the price of $.50 per share.    The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On September 21, 2011 Cellceutix reported that it had signed a Laboratory Services Research Support Agreement with Dana Farber/Partners CancerCare, Inc. The agreement outlines the collaborative and laboratory support for the planned clinical trials for Kevetrin™, Cellceutix's novel compound as an indication for cancer.

On October 11, 2011, in connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40   per share (the “Offering”), a "Subscriber"  Huang Min Chung,   subscribed  for 833,334 shares of the Company's Class A common stock upon payment of  $333,334. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

OVERVIEW

We have acquired exclusive rights to eight (8) different pharmaceutical compound candidates that are designed for treatment of diseases which exist, or may exist in the future.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin™, for the treatment of certain cancers.  In January, 2010, the Company had a “pre-IND” meeting with the U. S. Food and Drug Administration (FDA).  The purpose of the meeting was to obtain comments from the FDA on the protocols for the toxicity and pharmacology studies that are required for an investigational new drug application (“IND”) filing.  The FDA provided comments on the protocols, which were adopted by the Company.  In May 2011, Cellceutix applied for a clinical trial at a major university hospital.  In July 2011, the Company was notified by this hospital that Kevetrin was accepted for a Phase 1 clinical trial at their sites.  The Company is in the process of completing the contracts with this institution and then plans on filing an IND with the FDA requesting permission to begin human trials at this site.

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

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $11,376,830 at June 30, 2011.  For the year ended June 30, 2011, the Company had a net loss of $5,938,297.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

There is a potential for use of Kevetrin in multiple tumor types. The Company has conducted pre-clinical studies in lung cancer, head and neck cancer, colon cancer, breast cancer, prostate cancer, pancreatic cancer and in leukemia models.  Several of these studies have involved cell lines that are resistant to standard drugs. Information about these cancers is available at http://www.cancer.gov

Kevetrin is being developed as an intravenous (IV) infusion therapy (the giving of the drug directly into the vein).

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

Immunolocalisation of p53

To determine the localization of p53, immunocytochemistry was carried out. Briefly, HCT-116 cells were attached to glass slides overnight and exposed to isotoxic concentrations of Kevetrin (300 µg/ml),  or cisplatin (11 µg/ml) for 6 h. After drug exposure, cells were fixed with 3.7% formaldehyde, permeabilized with 0.25% Triton X-100, and blocked with 1% BSA. Cells were then incubated for 1 h with anti-p53 polyclonal antibodies (Sc-6243; Santa Cruz Biotechnology) followed by secondary anti-rabbit FITC-conjugated antibodies (Amersham Life Sciences). Coverslips were mounted in Vectashield (Vector Laboratories) and analyzed with an epifluorescence microscope Axiovert 100M equipped with appropriate filters and laser confocal scanning system LSM 510 by using a plan Apochromat x63 objective (Zeiss). ). p53 is a very important protein in the development of a wide range of cancers. This experiment demonstrated that Kevetrin has potent activity in cancers that contain p53 proteins. This activity is another reason that we selected Kevetrin for further development.

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

Time Dependence of Kevetrin Cytotoxicity

To determine the influence of exposure time on the cytotoxic effects of Kevetrin, DU-145, HCT-116, and HT-29 carcinoma cells were exposed to different concentrations of Kevetrin for 5, 10, 20, 30, or 45 minutes or 1, 2, 6, 24, or 120 hours. Clear time-dependent cytotoxic effects of Kevetrin were observed for all three cell lines with longer exposure  times being associated with increased cytotoxicity . The time dependence was particularly dramatic for exposure times 30-45 minutes. In contrast, extending the drug exposure time beyond 24 hours had no influence on the cytotoxicity.

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

Mechanism involves p53 and p21

Mechanism of action studies showed that Kevetrin strongly induced apoptosis in a human lung adenocarcinoma cell line (A549). Treatment of A549 cells with Kevetrin for 48 hours resulted in apoptosis induction that was characterized by activation of Caspase 3 and cleavage of PARP.

Reactivation of p53 in tumor cells has been recognized as a promising strategy for cancer treatment. The p53 tumor suppressor is a well characterized transcription factor controlling cell growth and apoptosis during times of cellular stress. Kevetrin activates both transcription-dependent and transcription-independent pathways to promote apoptosis through p53 activation in tumor cells.

Western blotting revealed a concentration dependent increase in phosphorylation of p53 at serine15 (Ser15). The phosphorylation of p53 at Ser15 leads to a reduced interaction between p53 and its negative regulator, the oncoprotein MDM2, an ubiquitin ligase for p53 that plays a central role in p53 stability. Also, phosphorylation of p53 induced apoptosis by inducing the expression of p53 upregulated modulator of apoptosis (PUMA).  In addition, Kevetrin increased expression of p53 target genes such as p21 (Waf1). The tumor suppressor protein p21 (Waf1) acts as an inhibitor of cell cycle progression.

Kevetrin activates both transcription-dependent and transcription-independent pathways to promote apoptosis. Kevetrin showed potent efficacy in various mutant and wild type tumor xenograft models, thus Kevetrin demonstrated effectiveness in a wide range of tumor types. Kevetrin enhanced the phosphorylation of MDM2 in a dose dependent manner. Phosphorylation of MDM2 alters the E3 ligase processivity. Stable monoubiquitinated form of p53 was induced by Kevetrin. MDM2 mediated monoubiquitination of p53 greatly promotes its mitochondrial translocation and thus its mitochondrial apoptosis. The induction of transcription-independent p53 induced apoptosis by Kevetrin has far reaching significance with tumor with mutant p53.

Inactivation of p53 by mutation occurs in ~50% of human cancers.  Transcription mediated response of activated mutant p53 does not necessarily lead to apoptosis. Mutant p53 can act in the cytosol and mitochondria to promote apoptosis through a transcription-independent mechanism. Kevetrin can stabilize the transactivation-deficient mutant p53 and induce apoptosis.

Stable monoubiquitinated mutant p53 was induced by Kevetrin. This stable form of p53 accumulates in the cytoplasm and mitochondria and retains the ability to interact with BAK or BAX proteins in mitochondria to induce apoptosis.

Since Kevetrin activates both transcription-dependent and transcription-independent pathways to promote p53 activation, Kevetrin can function as a major inducer of apoptosis in many types of tumors independent of p53 mutation status. Activation of both modes of apoptosis by Kevetrin may not be mutually exclusive. Most likely, both modes of apoptosis induction cooperate and complement each other.

Genotoxicity
Most currently available chemotherapeutic drugs are genotoxic in nature and damage DNA. A DNA damaging drug results in rapid phosphorylation of H2A.X at Ser 139 by PI3K-like kinases. Kevetrin did not induce this phosphorylation at a concentration that caused cell cycle arrest and apoptosis; whereas, Doxorubicin did induce the phosphorylation of H2A.X, as shown by Western blot assay. These results suggest that Kevetrin, in a non-genotoxic way, induces p53 activation.

Biomarker
In addition, we identified the increased expression of p21 as a potential biomarker in our upcoming clinical trial for Kevetrin. Based on the mechanism studies, levels of p21 were measured by qPCR in peripheral blood lymphocytes from mice treated with Kevetrin. Kevetrin significantly enhanced p21 levels compared to control which correlated with anti-tumor activity of Kevetrin.

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

Details

Nude mice were implanted with NCI-H1975, a multi-drug resistant human lung non-small cell lung carcinoma (NSCLC) cell line, subcutaneously in the right flank.  Once tumors reached, on average, ~120 to 200 mm 3, the mice were grouped according to similar tumor size ranges. Mice were treated intraperitoneally with 200 mg/kg Kevetrin every other day for 3 doses.  For comparison, another group of mice were treated with 22 mg/kg paclitaxel IV every other day for 4 doses.  Another group of mice remained untreated to serve as controls. Tumors were measured three times per week.  During treatments, mice were observed daily for any adverse affects and mouse body weights were measured.

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

Kevetrin efficacy in nude mice with MIA-PaCa-2 human pancreatic cancer

Kevetrin was also shown to be effective in animal model experiments (mice) with of human pancreatic carsinoma cell line (MIA-PaCa-2). Nude mice were implanted with MIA-PaCa-2 cells subcutaneously in the right flank.  Once tumors reached, on average, ~230 mm 3, the mice were grouped according to similar tumor size ranges. Mice were treated intraperitoneally with 200 mg/kg Kevetrin every other day for 21 days, followed by an off treatment period of 10 days, then followed by a second cycle of dosing for 21 days.  Another group of mice remained untreated to serve as controls. Tumors were measured three times per week.  During treatments, mice were observed daily for any adverse affects and mouse body weights were measured.

In this experiment, the volume of MIA-PaCa-2 human pancreatic carcinoma tumors were significantly reduced by 67% compared to controls after the first cycle of treatment on Day 21 (p < 0. 01).  After the second cycle of treatment, tumor volumes were again significantly reduced by 65% on Day 36 (p < 0.01).  A significant therapeutic index was achieved since during treatment, Kevetrin resulted in no significant weight loss, despite 6 weeks of dosing.   These results are significant since pancreatic cancer is a particularly difficult cancer to treat.

Kevetrin efficacy in nude mice with K562 human leukemia

Data from cytotoxicity studies showed that Kevetrin was also effective in killing leukemia cells in vitro. Therefore, we tested the activity of Kevetrin in nude mice bearing human chronic myelogenous leukemia tumors, K-562, a hematological tumor.

After administration of 200 mg/kg every other day per week for 3 weeks, Kevetrin significantly reduced the median tumor volume by 84% (day 24, p< 0.01) and induced a 32 day TGD (110%). In addition, the tumor in 1 of 7 mice completely regressed for a period of 3 weeks, which was achieved with <6% weight loss in the animals during the 3 weeks of dosing.

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

Kevetrin, given intraperitoneally every other day for 3 doses to mice bearing established A549 tumors, delayed median tumor growth by  1, 6, and 21 days relative to controls, at doses of 50, 100, and 200 mg/kg, respectively (p<0.06 for 100 and 200 mg/kg). 200 mg/kg of Kevetrin given in 2 cycles 10 days later, delayed tumor growth by 35 days, significantly greater  than a single cycle (p<0.06), suggesting minimal development of drug resistance during the second cycle.
These studies demonstrate that Kevetrin may be effective in a broad range of carcinoma tumor types and in hematological malignancies.

Toxicology Studies

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin™. The studies covered by the agreement, which comprise three safety pharmacology studies and two toxicity studies, are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.  The safety pharmacology and toxicity studies have been completed and the Company believes that the data from these studies support the use of Kevetrin in human trials.

Two GLP repeated dose toxicology studies were conducted: one in rats and one in dogs. The purpose of these studies was to evaluate the toxicological potential and the toxicokinetic profile of Kevetrin after intravenous administration and the reversibility of any toxic effect after a recovery period. The protocol was similar to the protocol planned for the Phase I clinical trial.  In both studies Kevetrin was administered intravenously once weekly for 5 doses followed by a 14 day recovery period.  Rats were dosed with 60, 90, and 120 mg/kg and dogs were dosed with 5, 25, and 60 mg/kg Kevetrin.  Parameters evaluated for the assessment of toxicity included body and organ weight measurements, food consumption, clinical observations, hematology, blood chemistry, coagulation, and histopathology for both rats and dogs. In addition, urinalysis and ophthalmic examinations were done in the dog study.

In rats, Kevetrin, at 60 and 90 mg/kg dose levels, appeared non-toxic systemically. In dogs, loose stool, vomit, diarrhea, and lethargy, occurred during dosing, but no dose dependence was noted. No test article related effect on ophthalmic exams, coagulation, or urinalysis were observed in dogs.  No test article effect on histopathology analysis, body weight, or food consumption was observed in either rats or dogs. Some significant changes in certain hematological, clinical chemistry, coagulation parameters, and in organ weights were observed in the high dose group in the rats, but were generally not dose dependent nor biologically significant.  In dogs, changes in certain hematological and clinical chemistry parameters were observed in the high dose group were considered biologically significant, but the changes were minor and well-tolerated.

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
Conclusions

Treatment with KM-391 for 90 days resulted in:
● Correction of abnormal behavior (p<0.05 vs. controls and fluoxetine)
● Increased plasticity of brain ~ 85% by Day 100
● Increase in brain serotonin levels to normal levels of paired twins (p<0.05 vs. controls and fluoxetine)

Study #2

Neonatal serotonin depletion and reduced plasticity of the brain are salient features observed in Autism.  It has been shown that injection of  5,7-dihydroxytyptamine (5,7-DHT) into the forebrain bundle  of Wistar rat pups on the day of birth will induce these changes.  It has also been shown that oxytocin / vasopressin has a beneficial impact on repetitive behavior symptoms of autism, such as, touching, self-injury ( Hollander 2003 Neuropharm 28:193 ), social behavior ( Andari 2010 PNAS 107:4389 ), and emotion recognition ( Guastella 2010 Biol Psychiatry 67:692 ).  In this experiment, 5,7-DHT was injected into test animals, that induces  certain conditions of autistic behavior, and an oxytocin antagonist was given to exacerbate these behavioral changes often observed in patients.

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

MANUFACTURING

The Company's compounds are still in preclinical development and at this time the Company does not have, and does not intend to establish, manufacturing facilities to produce its product candidates in the near or mid-term. In June 2009, the Company signed an agreement with Girindus America, Inc., for the manufacture of Kevetrin active pharmaceutical ingredient.  In March 2010, the Company signed a manufacturing agreement with Formatech Inc. for the aseptic filling of Kevetrin. In August 2011, after the aseptic filling was completed , Formatech filed for bankruptcy.  All product was shipped to Bilcare, our vendor for labeling and distributing the vials for the planned clinical trial of Kevetrin. The Company may continue to use the services of Kard, Inc. to manufacture small quantities of compounds for animal and in-vitro studies.   (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

GOVERNMENT REGULATION

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

EMPLOYEES

As of June 30, 2011 the Company had two (2) employees, Dr. Krishna Menon, and Mr. Leo Ehrlich.  Messrs. Krishna Menon and Leo Ehrlich executed employment agreements with the Company on December 29, 2010.  The Company expects to conduct its operations using contractors and consultants for the short term. The Company may hire additional full-time employees to be engaged in administration, research and development should the Company have adequate funds.

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

 In January 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010.  The conversion price of the principal and any unpaid interest was changed to $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $60,000 into additional principal.  On February 10, 2011, the Company extended and amended the Convertible Debenture agreements by extending the original maturity date to December 31, 2011.  The conversion price of the principal balance remains at $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $41,287 through December 31, 2010 into additional principal resulting in a note balance of $501,287. On September 9, 2011, the company issued 471,518 common shares of the company stock to White Star LLC upon conversion of $222,791 of the principal on our existing outstanding debentures and $12,965 for interest;  and the company issued 235,759 common shares to Dahlia Nordlicht upon conversion of $111,397 of the principal on our existing outstanding debentures and $6,482 for interest.  Each of the Notes was converted at the price of $.50 per share.    The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

The report of our independent registered public accounting firm includes a going concern opinion, and we may not be profitable in the future, if ever.

As of June 30, 2011 we have $68,661 cash available to support operations or our business plan.  Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph  in its audit report which is included elsewhere in this Form 10-K. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have resources to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately five million one hundred thousand dollars ($5,100,000) in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets. We may not be able to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development and file an IND application with the FDA for our anti-cancer drug, Kevetrin. This will delay:

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

The work-plan we have developed for the next twelve (12) months should enable us to file an Investigational New Drug (“IND”) application and begin a phase 1 clinical trial for Kevetrin, our anti-cancer drug in our 2011-2012 fiscal year. We have completed the requirements to support an IND application, which requests permission from the FDA to test the drug in human patients.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the  OTC Markets Group, Inc.'s “OTCQB”," your ability to sell your shares in the secondary trading market may be limited .

Our common stock is currently quoted on the over-the-counter “OTCQB”market. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the “OTCQB” at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

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

As of June 30, 2011, the last trade price of our common stock, as quoted on the OTC Markets Group, Inc.'s OTCQB, was $0.73.  The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2011, shareholders of the Company had approximately 53,888,482 shares of restricted stock, or 58.8% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

Our directors and executive officers own or control a sufficient number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders .

At June 30, 2011, our directors and executive officers own or control approximately 47% of our outstanding voting power. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of our company.

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

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2011 we had 91,720,646 shares of common stock outstanding, and debentures, loans, warrants and options convertible to 47,013,732 shares of common stock outstanding.

Because our common stock is quoted only on the OTC Markets Group, Inc.'s, OTCQB, your ability to sell your shares in the secondary trading market may be limited.

Our common stock is quoted only on the OTC Markets Group, Inc.'s, OTCQB. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2011, approximately 53,900,000 of the 91,720,646 issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 6,453,000 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required.  This effort may divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

We subcontract the laboratory research and development work to Kard Scientific which occupies 10,000 square foot in the same building.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $2,591,120.

Management believes that the property arrangement satisfies the Company’s current needs and is sufficient for the Company to monitor the developmental progress at its subcontractors.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is not currently aware of any legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results:

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

The table below sets forth the high and low daily closing price for the Company’s Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended          Low price/High price

June 30, 2011	$0.65	$0.95
March 31, 2011	$0.14	$0.85
December 31, 2010	$0.10	$0.51
September 30, 2010	$0.45	$0.70
June 30, 2010	$0.28	$0.55
March 31, 2010	$0.29	$0.47
December 31, 2009	$0.30	$0..65
September 30, 2009	$0.23	$1.00

Number of Shareholders

As of June 30, 2011, a total of 91,720,646 of the Company’s common stock (shares) are outstanding and held by approximately 75 shareholders of record. Of this amount, approximate 37,830,000 shares are unrestricted, approximate 6,453,000 shares are restricted securities held by non-affiliates, and the remaining approximate 47,437,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2011, there were 2,964,000 warrants and 39,042,500 stock options to purchase the Company’s Common Stock outstanding.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plan Awards In Last Fiscal Year

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action became effective on May 10, 2011.  As of June 30, 2011, no Class B Common Stock has been issued.

The Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012

 On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 840,000 options are currently exercisable and 840,000  options vested on June 30, 2011.  The options are exercisable at $0.10 per share.

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

On February 4, 2011, the Company cancelled 460,229 shares of common stock, that were previously included in Treasury Stock, related to Mr. Evans’ settlement agreement. (SEE ITEM 1. DESCRIPTION OF BUSINESS, GENERAL)

Recent Sales of Unregistered Securities

On July 6, 2010, the Company entered into two two-year agreements with two Consultants to serve as scientific advisors and to participate as members of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultants 25,000 shares of common stock each.  The 50,000 shares of common stock are valued at a total of $27,500 and recorded in prepaid expenses.  For the year ended June  30, 2011, $13,750 has been expensed.

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

On May 26, 2011, the Company issued a consultant 12,000 shares valued at $9,720 as payment for services.

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

Management’s Plan of Operation

As a result of the Exchange with Cellceutix Pharma, Inc., we are a pre-clinical stage biopharmaceutical company. We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

In August and October 2007, we acquired exclusive rights to a total of six (6) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future.  In July, 2009 we acquired the rights to an additional compound and in December, 2009 we acquired the rights to an eighth compound.  The Company will initially spend most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers.  Kevetrin is furthest along in in-vivo studies in small animals.  Based on the experimental studies results to date, the Company has decided to advance Kevetrin along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. In addition, we have completed all pre-clinical testing of one of our product candidates, Kevetrin, including manufacture of clinical trial materials.

We are now engaged in planning a phase 1 clinical trial for Kevetrin as we are waiting to finalize a contract with a clinical trial site at a major university. Only after a contract is signed can we file Kevetrin’s IND with the FDA.  We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

In July, 2010, the Company engaged Destum Partners to find a development partner for KM-133, the Company’s compound for psoriasis. After discussions with potential partners we believe clinical trial data is necessary before a joint venture can be signed.  At this time this project has been put on hold while we concentrate on Kevetrin.

Liquidity and Capital Resources

As of June 30, 2011, the Company had a cash balance of $68,661.  The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2012.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

During the year ended June 30, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “ Ehrlich Promissory Note A ”).   The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “ Ehrlich Promissory Note B ”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note , Ehrlich Promissory Note C.    The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.  During the twelve months ended June 30, 2011, Mr. Ehrlich loaned the Company an additional $900,370 which brought the balance of the demand note to $2,002,264.  On April 1, 2011, the Company amended the  Ehrlich Promissory Note C  and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal. At June 30, 2011 $80,898 is accrued as interest expense on this note.   Subsequent to the date of the Balance Sheet, Mr. Ehrlich, loaned the Company an additional $20,000.  This amount was added to the balance of  Ehrlich Promissory Note C.

On February 10, 2011, the Company extended and amended the Convertible Debenture agreements by extending the original maturity date to December 31, 2011.  The conversion price of the principal balance remains at $0.50 per share.  The Company and debenture holders also agreed to convert accrued interest of $41,287 through December 31, 2010 into additional principal resulting in a note balance of $501,287.  On September 9, 2011, the company issued 471,518 common shares of the company stock to White Star LLC upon conversion of $222,791 of the principal on the existing outstanding debentures and $12,965 for interest; and the Company  issued 235,759 common shares to Dahlia Nordlicht upon conversion of $111,397 of the principal on the existing outstanding debentures and $6,482 for interest.  Each of the Notes was converted at the price of $.50 per share.    The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

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

1
Research and Development of $1,250,000: Includes planned costs for Kevetrin of $500,000 for consulting and other costs related to planning Phase 1 trials,; and $750,000 in preclinical development costs for our other compounds.

2	Clinical trials – We have budgeted $2,500,000 for our Phase 1 trials (assumes success of Company’s IND filing for Kevetrin).

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $5,100,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Time Schedules, Milestones and Development Costs

In the event that sufficient funding can be obtained, we shall endeavor to achieve completion of the following event within the next twelve months:

Project	Drug Development of Kevetrin™ for Cancer

Current status
Kevetrin is currently in preclinical studies.  Our experiments to date suggest that it is a potent anti-cancer agent.  The compound was well tolerated and showed little toxicity in various animal studies.  We have been approved at a clinical trial site for a phase 1 study. We expect to shortly sign a contract with the site and then plan on filing an IND with the FDA requesting permission to begin human trials.

Nature, timing and estimated costs
We expect to submit the compound for an IND submission in 2011 as a drug candidate for the treatment of certain cancers. The Company has budgeted approximately $500,000 for the material development, production and testing of this drug during this period. We expect to begin a Phase I clinical study with the approval of the FDA which we have presently budgeted at  $3,000,000,  of which we expect  $2,500,000 to be incurred over the next 12 months.

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

The Company believes it can contract the manufacturing of all its compounds at sites certified by the FDA to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials of its other compounds (Phase I, II and III).

The work-plan we have developed for the next twelve (12) months is expected to enable us to file the IND and begin a Phase 1clinical trial on Kevetrin in our next fiscal year.  If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this may significantly impact our development timelines and/or our financing needs.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2011, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2011.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  For the year ended June 30, 2011, the Company has reflected $733,438 of grants as a one time reduction of research and development expenses. For the periods ended June 30, 2011 and 2010, and since inception, the Company incurred $1,339,186, $2,000,996 and $3,730,769 of research and development costs net of grants respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2011, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products which have gained market acceptance.  For the years ended June 30, 2011 and 2010 and from inception to June 30, 2011, the Company has charged to operations $32,341, $17,899 and $69,683, respectively.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
Cellceutix Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheets of Cellceutix Corporation (a development stage enterprise) (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of Cellceutix Corporation (a development stage enterprise) as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holtz Rubenstein Reminick LLP

New York, New York
October 13, 2011

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	June 30, 2011	June 30, 2010

Assets
Current assets:
Cash	$68,661	$3,994
Prepaid expenses	40,290	97,826
Other Receivables ( Grant)	204,144	-

Total current assets	313,095	101,820

Total assets	$313,095	$101,820

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $1,789,818 and $900,870 respectively	$2,139,527	$1,187,434
Accrued expenses, including related party accruals of $119,598 and $68,885, respectively	127,432	89,302
Accrued salaries and payroll taxes	2,030,621	2,157,485
Note payable to officer	2,002,264	1,005,217
Accrued settlement costs, current	300,859	-
Convertible debentures, current	167,099	460,000
Total current liabilities	6,767,802	4,899,438

Long Term Liabilities
Accrued Settlement Costs, net of current	484,158	-
Convertible debentures, net of current	349,213	-
Total liabilities	7,601,173	4,899,438

Stockholders' deficit:
Preferred stock; $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock: Class A, $.0001 par value; 300,000,000 shares authorized; 91,720,646 and 91,939,500 shares issued as of June 30, 2011 and 2010 and 87,578,562 and 91,939,500 shares outstanding as of June 30, 2011 and 2010, respectively,	9,172	9,194
Class B (10 votes per share); $.0001 par value;100,000,000 shares authorized, -0- shares issued and outstanding ,respectively	—	—
Additional paid in capital	4,838,968	631,721

Deficit accumulated during development stage	(11,376,830)	(5,438,533)

Treasury stock 4,142,084 shares at cost	(759,388)	—

Total stockholders’ deficit	(7,288,078)	(4,797,618)

Total liabilities and stockholders' deficit	$313,095	$101,820

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations

	For the Year Ended June 30, 2011	For the year ended June 30, 2010	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2011

Revenues	$—	$—	$—

Operating expenses:
General and administrative expenses	127,680	128,216	328,984
Officers’ payroll and payroll tax expense	2,921,016	975,948	5,180,648
Research and development, net of grants	1,339,186	2,000,996	3,730,769
Professional fees	1,302,151	241,006	1,732,053
Patent expense	32,341	17,899	69,683

Total operating expenses	5,772,374	3,364,065	11,042,137

Loss from operations	(5,772,734)	(3,364,065)	(11,042,137)

Interest expense – net	(215,923)	(69,335)	(325,614)
Net loss before provision for income taxes	(5,938,297)	(3,433,400)	(11,367,751)
Provision for income taxes	-	-	-

Net loss	$(5,938,297)	$(3,433,400)	$(11,367,751)

Basic and diluted loss per share	$(0.06)	$(0.04)

Weighted average number of common shares used in basic and fully diluted per share calculations	90,300,957	91,862,596

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through June 30, 2011

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par Value	Paid-in	Development	Treasury Stock
	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	(530)	-		(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	-	-	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	-	-	50

Capital contribution from a stockholder	-	-	50	-	-	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	(510,193)	-	-	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	-		(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	142,162	-	-	-	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	-	-	-	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	-	-	-	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	383,291	-	-	-	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services, July 6, 2010 at $0.55	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	(75,000)	(8)	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	237,098	-	-	-	237,098

Forgiveness of liability in connection with settlement with stockholder	-	-	932,966	-	-	-	932,966

Repurchase of common stock in connection with settlement	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services, March 1, 2011 at $0.32	184,375	18	58,982	-	-	-	59,000

Shares issued for services, February 8, 2011 at $0.20	70,000	7	13,993	-	-	-	14,000

Cancellation of treasury stock	(460,229)	(45)	(99,955)	-	(460,229)	100,000	-

Shares issued for services, May 26, 2011at $0.81	12,000	1	9,719	-	-	-	9,720

Net loss	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011	91,720,646	$9,172	$4,838,968	$(11,376,830)	4,142,084	$(759,388)	$(7,288,078)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)
Statements of Cash Flows

	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	For the Cumulative Period June 20, 2007 (Date of Inception) through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,938,297)	(3,433,400)	$(11,367,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,340,324	339,546	3,883,065
Issuance of common stock for services	82,720	11,800	102,120
Cancellation of stock issued for services	(11,250)	—	(28,750)
Amortization of accrued settlement costs	25,629	—	25,629
Changes in operating assets and liabilities:
Other receivables	(204,144)	—	(204,144)
Prepaid expenses	20,001	(5,478)	9,170
Accounts payable	952,093	847,421	2,139,577
Accrued expenses	191,119	90,202	340,421
Accrued officers’ salaries and payroll taxes	806,102	1,040,616	2,963,587

Net cash used in operating activities	(735,703)	(1,109,293)	(2,137,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	—	—	50
Sale of common stock	—	—	100
Payment of settlement liabilities	(100,000)	-	(100,000)
Loan from officer	900,370	972,907	1,905,587
Proceeds from convertible debentures		—	400,000
Net cash provided by financing activities	800,370	972,907	2,205,737

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	64,667	(136,386)	68,661

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,994	140,380	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,661	$3,994	$68,661

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$—	$9,079
Forgiveness of debt	$—	$—	$50
Reclassification of accrued interest to convertible debentures	$137,964	$60,000	$197,964
Cancellation of common stock for services	$(33,750)	$-	$(138,750)
Settlement of Accrued payroll and payroll taxes	$932,966	$-	$932,966
Cancellation of common stock as a result of settlement	$859,388	$-	$859,388

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2011

1.         Background Information

Cellceutix Corporation, formerly known as EconoShare, Inc., (the “Company” or the “Registrant”). was incorporated on August 1, 2005 in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  Cellceutix Pharma, Inc. was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists.

Pursuant to the terms of the Exchange, the Company acquired Cellceutix Pharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).  As a result of the Exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of the Company.  The Company’s shares were issued to the Cellceutix Pharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of Cellceutix Pharma, Inc. common stock held by such Cellceutix Pharma, Inc. shareholder at the time of the Exchange.  This resulted in the former holders of Cellceutix Pharma, Inc. Common Stock, upon Exchange, owning approximately 89% of the outstanding shares of the Company’s Common Stock. Accordingly, the Exchange represented a change in control.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Cellceutix Pharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with Cellceutix Pharma, Inc. as the legal acquirer. Upon consummation of the Exchange, the Company adopted the business plan of Cellceutix Pharma, Inc. . We are an early stage developmental biopharmaceutical company.  The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations.

On January 14, 2008, a majority of the shareholders of the Company approved an amendment to the Registrant’s articles of incorporation to change the name of the Registrant to Cellceutix Corporation.  Upon the filing of a Definitive Information Statement and effectiveness of the name change on February 1, 2008, the Company applied to the National Association of Security Dealers (NASD) to change its stock symbol on the Over the Counter Bulletin Board which resulted in the Company’s stock symbol being changed to CTIX.

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

In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  The Company submitted applications for Kevetrin™ for cancer, KM-391 for autism and KM-133 for psoriasis and the three applications were approved for the maximum award for a single program of $244,479, or a total of $733,438.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  Of the $733,438 grant awarded to the Company, $529,294 was received as cash during our fiscal year ended June 30, 2011 and the balance of $204,144 was recorded as a receivable at June 30, 2011 and received in July 2011. The Company has reflected $733,438 as a reduction of research and development expenses.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. On February 8, 2011, the Company filed a Form 14C Information Statement with the Securities and Exchange Commission.  This action became effective on May 10, 2011, approximately twenty (20) days from the date of mailing of the Definitive Information Statement.  The Definitive Information Statement was mailed on April 20, 2011 to the shareholders of record as of February 9, 2011. All shares issued as of balance sheet dates are Class A common stock

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through June 30, 2011, the Company has had a deficit accumulated during development stage of $11,376,830 and a working capital deficit of $6,454,707 at June 30, 2011.  As of June 30, 2011, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

3.         Significant Accounting Policies

The significant accounting policies followed are:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2011 and 2010.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.   In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.   For the year ended June 30, 2011, the Company has reflected $733,438 of grants as a one time reduction of research and development expenses. For the periods ended June 30, 2011 and 2010, and since inception, the Company incurred $1,339,186, $2,000,996 and $3,730,769 of research and development costs net of grants respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2011, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products which have gained market acceptance.  For the years ended June 30, 2011 and 2010 and from inception to June 30, 2011, the Company has charged to operations $32,341, $17,899 and $69,683, respectively.

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

 The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2009 and forward years are still open for examination.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 47,013,732 and 7,239,430 were excluded from the computation of diluted earnings per share for the years ended June 30, 2011 and 2010, respectively, because their effect is anti-dilutive.

Accounting for Stock Based Compensation

The Company measures the cost of employee services received in exchange for an equity based award using the fair value of the award on the day of the grant, and recognizes the cost over the period that the award recipient is required to provide services to the company in exchange for the award.

The Company measures cost for awards granted to non employees on the fair value of the award at the measurement date, which is the date performance is satisfied or services are rendered by the non employee.

The components of stock based compensation  related to stock options recognized in the Company’s Statement of Operations for the years ended June 30, 2011and 2010 and since inception are as follows:

	For the year ended June 30, 2011	For the year ended June 30, 2010	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2011

Officers’ stock compensation	$2,429,564	$257,834	$2,854,213

Professional fees	910,760	81,712	1,009,409
Patent expense	—	—	19,443
	$3,340,324	$339,546	$3,383,065

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition with multiple deliverables.  This new guidance impacts the determination of when the individual deliverables, included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, it modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  This new guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted.  The adoption of this guidance will not have a material effect on the financial statements.

In January 2010, the FASB issued guidance which improves disclosures about fair value measurements.  The new standard is effective for interim and annual periods beginning after December 15, 2009, except for certain disclosures regarding Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company is evaluating the impact of this guidance on its financial statements and does not expect this new guidance to have a material effect on the financial statements.

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

 The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock.  The Company has also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966 . As of June 30 2011, the settlement liability was $ 785,017 of which $ 300,859 is due in February 2012.

Consulting Agreements

On October 22, 2009, the Company signed an agreement with Toxikon Corporation to conduct preclinical studies required for an Investigational New Drug (IND) filing for its cancer drug Kevetrin™. The studies covered by the agreement are designed to confirm that Kevetrin meets FDA safety requirements for studies in humans.

On March 13, 2010, the Company signed a manufacturing agreement with Formatech Inc. for the aseptic filling of Kevetrin. Aseptic filled vials of Kevetrin are required by the FDA for use in human clinical studies.   In August 2011, after the aseptic filling was completed , Formatech filed for bankruptcy.  All product was shipped to Bilcare, our vendor for labeling and distributing the vials for the planned clinical trial of Kevetrin.

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

The agreement with Mr. Evans called for the issuance of options to purchase up to 1% of the common shares outstanding at each subsequent anniversary year during the employment term.  The agreement also provided a grant of options to purchase 918,610, 918,910 and 917,910 shares of the Company's stock with exercise prices of $0.35, $0.20 and $0.15 per share and fair values of $257,834, $123,282 and $43,533 for the years ended June 30, 2010, 2009 and 2008, respectively.  During the year ended June 30, 2011, the Company approved a two year extension of the expiration dates and $203,260 of additional compensation expense was recorded as the options were revalued.  During November 2010, Mr. Evans resigned his position with the Company and on February 14, 2011, the Company reached a settlement agreement on all outstanding claims.  Part of the settlement agreement was that all options granted to Mr. Evans were cancelled.

The Company has recorded accrued officers’ salaries and payroll taxes are as follows:

	2011	2010

George Evans	$—	$733,333
Krishna Menon	$1,075,000	$733,333
Leo Ehrlich	$837,500	$537,500
Accrued Payroll Taxes	$118,121	$153,159

	$2,030,621	$2,157,485

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

5.         Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At June 30, 2011 and June 30, 2010, payables of $38,700 and $27,900 to KARD were included in accrued expenses, respectively. For the fiscal years ended June 30, 2011 and 2010 and the period June 20, 2007 (date of inception) through June 30, 2011, the Company has included $10,800, $10,800 and $38,700 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the fiscal years ended June 30, 2011 and 2010 and the period June 20, 2007 (date of inception) through June 30, 2011, the Company incurred $1,227,731, $972,802, and 2,591,120 of research and development expenses conducted by KARD, respectively.  At June 30, 2011 and 2010 the Company has included a total of $1,780,515 and $896,901 in accounts payable to Kard respectively.

6.         Due To Officer

During the year ended June 30, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “ Ehrlich Promissory Note A ”).   The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “ Ehrlich Promissory Note B ”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note , Ehrlich Promissory Note C.    The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.   During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional $997,047 which brought the balance of the demand note to $2,002,264.  On April 1, 2011, the Company amended the  Ehrlich Promissory Note C  and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal. At June 30, 2011, $80,898 is accrued as interest expense on this note.

Subsequent to the date of the Balance Sheet, Mr. Ehrlich, an officer of the Company, loaned the Company an additional $20,000. This amount was added to the balance of  Ehrlich Promissory Note C.

7.        Common Stock Transactions

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

On July 6, 2010, the Company entered into two two-year agreements with two Consultants to serve as scientific advisors and to participate as members of the Company’s Scientific Advisory Board.  In exchange for these services, the Company has granted the Consultants 25,000 shares of common stock each.  The 50,000 shares of common stock are valued at a total of $27,500 and recorded in prepaid expenses.  For the year ended June 30, 2011,  $11,300 has been expensed.

On June 1, 2010, the Company entered into a three month agreement with a company for consulting services.  In exchange for these services, the Company paid $30,000 and granted the company 75,000 shares of common stock valued at $33,750.   In September 2010, the agreement was terminated due to non-performance and the 75,000 shares were returned to the company for cancellation.

On February 4, 2011, the Company cancelled 460,229 shares of common stock that were previously included in Treasury Stock, related to Mr. Evans’ settlement agreement.

On February 8, 2011, the Company issued to two consultants a total of 70,000 shares valued at $14,000. On March 1, 2011, the Company issued a total of 184,375 shares valued at $59,000 to Formatech as payment for services.

On May 26, 2011, the Company issued a consultant 12,000 shares valued at $9,720 as payment for services.

8.         Stock Options and Warrants

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

Under the 2010 Equity Incentive Plan the  total number of shares of Common Stock reserved and available for issuance under the Plan shall be 45,000,000 shares. Shares of Common Stock under the Plan (“Shares”) may consist, in whole or in part, of authorized and unissued shares or treasury shares. The term of each Stock Option shall be fixed by the Committee; provided, however, that an Incentive Stock Option may be granted only within the ten-year period commencing from the Effective Date and may only be exercised within ten years of the date of grant (or five years in the case of an Incentive Stock Option granted to an optionee who, at the time of grant, owns Common Stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company (“10%Shareholder”).

On January 1, 2010, the Company entered into a one year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 50,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $14,186 which has been fully expensed as of June 30, 2011.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $52,257.  As of June 30, 2011, the Company recorded an expense of $26,047 related to this agreement and $26,210 remains in prepaid expenses.

On July 13, 2010, the Company’s board of directors extended all previously issued three year options to five years, and on September 10, 2010 all previously issued warrants were extended to December 31, 2013.

For fully vested options, this modification resulted in a total charge of $237,098, of which $224,278 has been expensed in July 2010 and the remaining $12,820 recorded in prepaid expenses and being expensed over the remaining service period.  For those modified options that were not fully vested on the modification date, a total of $3,435 was expensed over the remaining vesting period.

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock. Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged. As of June 30, 2011, the Consultant has been awarded a total of 270,000 options to purchase common stock valued at $111,098 to be vested over one year.  For the years ended June 30, 2011 and 2010, the Company has expensed $53,408 and $24,301 to professional fees expense, related to these options.

On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 1,680,000 options are currently exercisable.  The options are exercisable at $0.10 per share.  For the year ended June 30, 2011, the Company has expensed $691,846 to professional fees expense, related to these options.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vested on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.  The Company has recorded $2,194,832 in stock based compensation during the year ended June 30, 2011.

The fair value of each option for the years ended June 30, 2011 and 2010 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30, 2011	Year June 30, 2010
Expected term (in years)	5 - 10	3
Expected stock price volatility	121.23% - 152.05%	105.7% - 119.7%
Risk-free interest rate	0.20%– 3.75%	1.12%– 2.69%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2009	2,066,820	$0.17	2.04
Granted	1,288,610	0.39	2.52
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at June 30, 2010	3,355,430	$0.25	1.61	$
Granted	38,442,500	0.11	9.49
Exercised	—	—	—
Forfeited/expired	(2,755,430)	0.25	—
Outstanding at June 30, 2011	39,042,500	$0.12	9.40		$24,003,475
Exercisable at June 30, 2011	26,977,380	$0.12	9.37		$16,550,127

The Company recognized stock based compensation cost related to stock options of $3,340,324 for the year ended June 30, 2011, $339,546 for the years ended June 30,2010 and $3,883,065 for the period from inception to June 30, 2011, respectively, and there is $1,130,206 of unamortized compensation cost expected to be recognized through June 30, 2012,  This includes the additional compensation costs related to the Board of Director’s approval to extend the term of all outstanding options an additional two years.

As of June 30, 2011, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September 2010; the Company approved the extension of these warrants to December 31, 2013.  There were no new warrants issued during the year ended June 30, 2011.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.10	1,680,000	9.49	$0.10	1,680,000	$0.10
0.11	36,000,000	9.49	0.11	24,000,000	0.11
0.14	80,000	2.67	0.14	80,000	0.14
0.15	10,000	2.83	0.15	10,000	0.15
0.17	10,000	4.50	0.17	5,000	0.17
0.18	100,000	2.85	0.18	100,000	0.18
0.20	637,500	9.64	0.20	637,500	0.20
0.22	10,000	9.59	0.22	4,110	0.22
0.23	20,000	7.05	0.23	9,167	0.23
0.25	5,000	9.66	0.25	5,000	0.25
0.26	10,000	3.17	0.26	10,000	0.26
0.32	10,000	3.50	0.32	10,000	0.32
0.33	100,000	3.85	0.33	100,000	0.33
0.34	10,000	3.66	0.34	10,000	0.34
0.35	20,000	3.37	0.35	20,000	0.35
0.37	30,000	3.10	0.37	30,000	0.37
0.38	130,000	3.76	0.38	130,000	0.38
0.39	10,000	4.33	0.39	6,658	0.39
0.40	60,000	3.50	0.40	60,000	0.40
0.41	10,000	3.08	0.41	10,000	0.41
0.42	20,000	3.75	0.42	20,000	0.42
0.47	10,000	4.00	0.47	10,000	0.47
0.49	10,000	4.17	0.49	8,301	0.49
0.61	10,000	4.25	0.61	7,479	0.61
0.64	10,000	4.08	0.64	9,151	0.64
0.71	10,000	10.0	0.71	0.00	0.71
0.84	20,000	9.83	0.84	3,370	0.84
0.89	10,000	9.84	0.89	1,644	0.89
	39,042,500			26,977,380

9.         Convertible Debenture

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

On September 9, 2011, the company issued 471,518 common shares of the company stock to White Star LLC upon conversion of $222,791 of the principal on our existing outstanding debentures and $12,965 for interest;  and the company issued 235,759 common shares to Dahlia Nordlicht upon conversion of $111,397 of the principal on our existing outstanding debentures and $6,482 for interest.  Each of the Notes was converted at the price of $.50 per share.    The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

10.       Income Taxes

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $6,621,200 at June 30, 2011. The loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.  Due to the potential limitation and the Company’s historical losses, the Company has placed a full valuation allowance.  The valuation allowance increased by $2,508,000 at June 30, 2011 and $1,198,400 at June 30, 2010.

The income tax provision benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

	Years Ended		June 20, 2007
			through
	June 30, 2011	June 30, 2010	June 30, 2011
Income tax benefit as statutory rate	$(34)%	$(34)%	$(34)%
State income taxes, net	(6)%	(4)%	(4)%
Valuation allowance	40%	38%	38%
	$-	$-	$-

There was no current or deferred provision or benefit for income taxes for the year ended June 30, 2011and 2010 and for the period from June 20, 2007 (Date of Inception) through June 30, 2011.  The components of deferred tax assets as of June 30, 2011 and 2010 are as follows:

	June 30, 2011	June 30, 2010

Deferred tax (liability) asset:
Accrued payroll	$807,700	$811,900
Stock compensation	1,132,200	—
Other	10,200	—
Net operating loss carryforwards	2,565,400	1,195,600
	4,515,500	2,007,500
Valuation allowance	(4,515,500)	(2,007,500)
Total deferred taxes	$-	$-

11.       Subsequent Events

The company evaluated all subsequent events or transactions after June 30, 2011 through the date the financial statements were issued.

In July 2011 we issued 50,000 shares of our common stock to a consultant for services rendered to the Company.

On September 21, 2011 Cellceutix reported that it had signed a Laboratory Services Research Support Agreement with Dana Farber/Partners CancerCare, Inc. The agreement outlines the collaborative and laboratory support for the planned clinical trials for Kevetrin™, Cellceutix's novel compound as an indication for cancer.

On October 11, 2011, in connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40   per share (the “Offering”), a "Subscriber"  Huang Min Chung,   subscribed  for 833,334 shares of the Company's Class A common stock upon payment of  $333,334. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2011 covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2011

Management’s Report on Internal Control Over Financial Reporting

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in   Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011 under the criteria set forth in the  Internal Control—Integrated Framework  .

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Title
Leo Ehrlich	53	Chief Executive and Financial Officer; Chairman of the Board of Directors
Krishna Menon	63	President; Chief Scientific Officer, Director
George W. Evans	57	Former Chief Executive Officer and Director (resigned on November 5, 2010)

Leo Ehrlich, CPA, On November 5, 2010, Leo Ehrlich, was appointed to serve as Chief Executive and Financial Officer, and Chairman of the Board of Directors. Previously he served as Chief Financial Officer (CFO) of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed CFO and a director.  From October 8, 1999 to December 31, 2008, Mr. Ehrlich had been a director at StatSure Diagnostic Systems, Inc. and has held different executive officer positions at that company including CEO, President, and CFO. Mr. Ehrlich was also CFO and a director of NanoViricides, Inc. from June 1, 2005 until May 2007.  Mr. Ehrlich is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

Krishna Menon RCM, PhD, VMD served as President of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed President and a director. Dr. Menon, simultaneously therewith, also serves as the Chief Operating Officer at Kard Scientific, Inc.  Dr. Menon is also the inventor of Kevetrin, our lead compound.  Since June 2005, Dr. Menon is also the Chief Regulatory Officer (a non- executive officer position) at NanoViricides, Inc. Dr. Menon has more than 35 years in drug development for academia and industry. Originally trained as a veterinary surgeon, Menon began his career as Chief Government Veterinarian for a major Parish in Jamaica. He segued to a three-year stint as Director of Agriculture for the Cayman Islands, in the British Caribbean and, in 1982, moved to the Dana Farber Cancer Research Institute, where he worked under the direction of Nobel Laureate Dr. Tom Frye. Two years later, he earned his PhD in Pharmacology from Kerala University. Menon's PhD work focused on anti-folate therapy of various cancers. Menon was Research Scientist at Dana Farber from 1985 to 1990 and Senior Research Scientist, In Vivo Research (Cancer), at Bayer Pharmaceuticals (Miles Laboratories) from 1991 to 1993. After a year operating his own veterinary oncology and drug development consultancy practice, Menon was tapped to be Group Leader, Cancer In Vivo Research and Clinical Development, for Eli Lilly (1995-2001), where he played a key role in lead selection and pre-clinical development of Gemzar and Alimta which in 2008 had approximately $2.9 billion dollars in sales, and co-developed another seven compounds currently in late-stage clinical development. In 1999, Eli Lilly honored Menon with the “President's Recognition Award”. (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

George W. Evans JD, MBA served as CEO and Chairman of the board of directors of Cellceutix Pharma since inception in June 2007 until he resigned November 5, 2010. Following the acquisition, he was appointed CEO.  Prior to joining Cellceutix Pharma, Mr. Evans worked for Pfizer Inc. from 1980 to 2006. Mr. Evans has more than 25 years experience in the Pharmaceutical industry. He worked in a number of positions for Pfizer Inc, ending his career there as General Counsel for Pfizer's worldwide prescription drug unit, and a member of the unit's leadership team. Mr. Evans was a member of the Editorial Advisory Board Of the Food and Drug Law Journal and the Finance Committee of the Food and Drug Law Institute and a member of the Board of the New York City Bar Fund. He is a graduate of Williams College and Columbia University’s Law and Business schools.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and persons who own beneficially more than ten percent of our equity securities, are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission. They must also furnish copies of these reports to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2011 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended June 30, 2011 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary	Bonus	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Dr. Krishna	2011	$341,667			$1,097,416		$		$1,958,816
Menon (1)(2)(3)	2010	$358,333	0		$0	0	$		358,333
President, Chief Scientific	2009	$258,333	0		$0	0		$0	$258,333
Officer, Director	2008	$116,667	0	$		0		$0	$116,667

Leo Ehrlich, (4)(5)	2011	$300,000			$1,097,416				$1,917149
Chief Executive	2010	$250,000	$0		$0	0		$0	$250,000
and Financial Officer,	2009	$200,000	$0		$0	0		$0	$200,000
Chairman of the Board	2008	$87,500	$0		$0	0		$0	$87,500

(1)
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

(2)	Dr. Menon has served as President, Chief Scientific Officer and a Director of the Company from June 2007 until present.

(3)
Represents the amount of Dr. Menon’s base salary paid by the Company.  Dr. Menon’s total base salary for 2008 was $200,000 for the period of December 7, 2007 through December 7, 2008, and $300,000 for the period of December 7, 2008 through December 7, 2009 and $400,000 for the period December 7, 2009 through June 30, 2010 and $ 375,000 for the period July 1, 2010 through June 30, 2011. Of these amounts, $1,075,000 was deemed earned by Dr. Menon through June 30, 2011and has been deferred and remains unpaid as of June 30, 2011

(4)
From June 2007, Mr. Ehrlich served as Chief Financial Officer and a Director of the Company. On November 5, 2010, Leo Ehrlich, was appointed to serve as Chief Executive and Financial Officer, and Chairman of the Board of Directors.

(5)
Represents the amount of Mr. Ehrlich’s base salary paid by the Company.  Mr. Ehrlich’s total base salary for 2008 was $150,000 for the period of December 7, 2007 through December 7, 2008, and $250,000 for the period of December 7, 2008 through December 7, 2009 and $250,000 for the period December 7, 2009 through June 30, 2010 and $ 300,000 for the period from July 1, 2010 through June 30, 2011  Of these amounts, $837,500 was deemed earned by Mr. Ehrlich through June 30, 2011 and has been deferred and remains unpaid as of June 30, 2011.

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

Paul Ginsburg Ph.D. Paul Ginsburg received his Ph.D. in Chemistry from the City University of New York and his law degree from Columbia University where he was a Harlan Fiske Stone Scholar. He was elected to Phi Beta Kappa at the City College of New York and to the scientific research honor society Sigma Xi at CUNY. Dr. Ginsburg has spent most of his career in law firms and as corporate counsel representing large and small pharmaceutical, biotechnology, chemical and consumer products companies. He recently retired from Pfizer Inc., where he served as Head of the New York Patent Department and worked on patent matters relating to several blockbuster products, including Viagra and Chantix, and represented Pfizer on the intellectual property committees of the National Association of Manufacturers, the Chemical Manufacturers Association and the Biotechnology Industry Organization. Dr. Ginsburg has lectured widely on pharmaceutical and biotechnology patent prosecution and licensing at the Practicing Law Institute and Columbia Law School and before other groups. Prior to his twenty –year career at Pfizer, Dr. Ginsburg was a senior attorney at Schering-Plough. He was subsequently recruited by Merck and then by the highly respected IP firm Fish & Neave.
Dr. Ginsburg, is perhaps most well-known as the author of the patent covering Schering- Plough’s hugely successful product Claritin. He also authored important patents covering Schering-Plough’s highly successful alpha-interferon product. Dr. Ginsburg has authored the patent application covered the Cellceutix anticancer product Kevetrin which has been filed in the United States and other countries and has advised Cellceutix on patent and licensing matters during the past few years.

Dr. Frei and Dr. Danishefsky have each received 25,000 shares of the Company's common stock per year as remuneration for their services. On July 1, 2010 they were each granted 10,000 options to purchase the Company’s common shares.  The Company has not yet entered into a remuneration agreement with Dr. Ginsburg.  The Company has also agreed to reimburse members of the Scientific Advisory Board for expenses incurred in their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding CelllceutixCommon Stock as of June 30, 2011 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Cellceutix Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-B under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Dr. Krishna Menon C/O Cellceutix(3) 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	43,048,286	41.5%

Leo Ehrlich (4) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	28,251,812	26.0%
All Directors and Executive Officers as a Group (2 persons) (5)	71,300,098	67.5%

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

2.
For each shareholder, the calculation of percentage of beneficial ownership is based upon 91,720,646 shares of Common Stock outstanding as of June 30, 2011, and shares of Common Stock subject to options, warrants and/or conversion rights, including the conversion right of $0.50 for one share on Mr. Ehrlich’s convertible debt, held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

3.	Krishna Menon, Chief Scientific Officer. Includes 12,000,000 vested options granted to him under the 2010 Equity Inventive Plan currently exercisable.

4.
Leo Ehrlich, CEO, Chief Financial Officer and Director.  (i) Includes 8,745,002 shares of Cellceutix common stock held by Mr. Ehrlich, (ii) includes 3,502,282 shares of Cellceutix’s common stock held by the wife and child of Leo Ehrlich, (iii) includes 4,004,528 shares of common stock into which the convertible loan in the amount of $2,002,264 would be convertible at $.50 per share deemed to be outstanding, and (iv) includes 12,000,000 vested options granted to him under the 2010 Equity Incentive Plan currently excercisable.

5.
Includes 71,300,098 shares of Common Stock directly and indirectly owned by the Executive Officers and Directors as a group, family members (see 4.), convertible loans (see 4.), and vested options (see 3. and 4.).

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

KARD Scientific, Inc.

Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. On December 7, 2007, Cellceutix Pharma began renting 200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $2,591,120

Mr. Leo Ehrlich

During the year ended June 30, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “ Ehrlich Promissory Note A ”).   The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “ Ehrlich Promissory Note B ”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note , Ehrlich Promissory Note C.    The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.   During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional $997,047 which brought the balance of the demand note to $2,002,264.  On April 1, 2011, the Company amended the  Ehrlich Promissory Note C  and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal. At June 30, 2011 $80,898 is accrued as interest expense on this note.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Director Independence

Our common stock trades on the OTC Markets Group, Inc.'s, OTCQB. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. During the years ended June 30, 2011 and 2010, the aggregate fees billed by the Company's auditors, Holtz Rubinstein Reminick LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $104,933, and $53,770, respectively.

Audit-Related Fees. During years ended June 30, 2011 and 2010, our auditors, Holtz Rubinstein Reminick LLP, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors, Holtz Rubinstein Reminick LLP, did not provide tax compliance or tax planning advice during the years ended June 30, 2011 and 2010.

All Other Fees. There were no fees billed for services rendered by Holtz Rubenstein Reminick LLP for 2011 and 2010, other than the services described above.

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

10.8       Assignment Agreement between Cellceutix Pharma, Inc. and Adam Harris dated October 17, 2007(1)

10.9       Confidential Disclosure Agreement between Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28, 2007. (1)

10.10     Laboratory Services Agreement Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28,2007. (1)

10.11     Cellceutix Lease with Kard Scientific, Inc. dated December 7, 2007(1)

10.12     Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated June 23, 2009

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

10.16     Consulting Agreement with James DeAngelis filed on Form 8-K with the Securities Commission on May 21, 2009

10.17     Agreement between Cellceutix Pharma, Inc. and Girindus America  dated June 22, 2009

10.18     Agreement between Cellceutix Corporation and Toxikon Corporation dated October 22, 2009

10.24     Agreement between Cellceutix Corporation and Formatech Corporation dated March 22, 2010

10.25  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated November 03, 2009*
10.26  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated May 07, 2009*
10.27  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010*
10.28  Putnam Partners, Amended and Security Agreement, Amended Convertible  Promissory Note and Guaranty as of  January 1, 2010.
10.29  White Star LLC Amended  and Security Agreement, Amended Convertible  Promissory Note and Guaranty as of  January 1, 2010.
10.30  Dahlia NordlichtAmended and Security Agreement, Amended Convertible  Promissory Note and Guaranty as of  January 1, 2010.

10.31 Employment Agreement between Cellceutix Corporation and Krishna Menon  filed on Form 8-K with the Securities Commission on February 22, 2011

10.32 Employment Agreement between Cellceutix Corporation and Leo Ehrlich filed on Form 8-K with the Securities Commission on February 22, 2011

10.33 Cellceutix Corporation  2010 Equity Incentive Plan filed on Menon  filed on Form 8-K with the Securities Commission on February 22, 2011

10.34 Settlement Agreement between Cellceutix Corporation and George W. Evans filed on Form 10-Q with the Securities Commission on February 22, 2011

10.35  Form of Subscription Agreement. Offering by the Company of a maximum of up to 2,500,000  shares at $0.40   per share of the Company's Class A common stock with one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock, dated  October 11, 2011.

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

Dated: October 13, 2011

/s/  Leo Ehrlich, Chief Executive Officer,  Chief Financial Officer, Principal Accounting Officer, and Secretary.    Dated:  October 13, 2011.

/s/ Krishna Menon, President and Director	Dated:	October 13, 2011.