Form 10-Q
period 2011-09-30
Cellceutix CORP
filed 2011-11-21
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 – Q
_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2011 was 92,527,923 shares.

CELLCEUTIX CORPORATION
FORM 10-Q
INDEX

 TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION

Item	1	Financial Statements

		Balance Sheets- September 30, 2011 (Unaudited) and June 30, 2010 (Audited)	3

		Statements of Operations (Unaudited) - For the Three Months Ended September 30, 2011 and 2009, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2011	4

		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2011	5

		Statement of Cash Flows (Unaudited) - For the Three Months Ended September 30, 2011 and 2009, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2011	7

		Notes to Financial Statements (Unaudited)	8

Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	15

Item	3	Quantitative and Qualitative Disclosures About Market Risk	17

Item	4	Controls & Procedures	17

		PART II OTHER INFORMATION

Item	1	Legal Proceedings	18
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	18
Item	3	Default Upon Senior Securities	18
Item	4	Submission of Matters to a Vote of Securities Holders	18
Item	5	Other Information	18
Item	6	Exhibits	18
		Signatures	19

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
 (A Development Stage Enterprise)

Balance Sheets

	September 30, 2011	June 30, 2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$9,026	$68,661
Prepaid expenses	28,768	40,290
Other receivables	-	204,144

Total current assets	37,794	313,095

Total assets	$37,794	$313,095

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable, including related party payables of $1,695,683 and $1,789,818 respectively	$1,917,523	$2,139,527
Accrued expenses, including related party accruals of $134,529 and $119,598, respectively	175,922	127,432
Accrued salaries and payroll taxes	2,219,009	2,030,621
Note payable to officer	2,022,264	2,002,264
Accrued settlement costs, current	274,371	300,859
Convertible debentures, current	167,099	167,099
Total current liabilities	6,776,188	6,767,802

Long Term Liabilities
Accrued Settlement Costs, net of current	527,732	484,158
Convertible debentures, net of current	-	349,213
Total liabilities	7,303,920	7,601,173

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.0001 par value; 10,000,000 shares issued, 0 shares outstanding	-	-
Common stock; Class A, $.0001 par value; 300,000,000 shares authorized; 92,527,923, 91,720,646 shares issued, respectively as of September 30, 2011 and June 30, 2011 and 88,385,839, and 87,578,562 shares outstanding as of September 30, 2011 and June 30, 2011 respectively.	9,253	9,172
Class B ( 10 votes per share); $.0001 par value 100,000,000 shares authorized, -0- shares issued and outstanding	-	-

Additional paid in capital	5,822,292	4,838,968
Deficit accumulated during development stage	(12,338,283)	(11,376,830)

Treasury Stock 4,142,084 shares at cost	$(759,388)	(759,388)

Total stockholders’ deficit	(7,266,126)	(7,288,078)

Total liabilities and stockholders’ deficit	$37,794	$313,095

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations
(Unaudited)

			For the Cumulative
			Period from June 20, 2007
	Three Months Ended		(Date of Inception) through
	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$-	$-

Operating Expenses
General and administrative expenses	6,839	26,148	335,823
Officers’ payroll and payroll tax expense	652,322	401,146	5,832,970
Research and development	102,902	446,047	3,833,671
Professional fees	132,091	119,286	1,864,144
Patent expense	-	-	69,683
Total operating expenses	894,154	992,627	11,936,291

Loss from operations	(894,154)	(992,627)	(11,936,291)

Interest expense-net	(67,299)	(40,487)	(392,913)

Loss before provision for income taxes	(961,453)	(1,033,114)	(12,329,204)

Provision for Income taxes	-	-	-

Net Loss	$(961,453)	$(1,033,114)	$(12, 329,204)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common	91,916,872	91,961,783
shares used in basic and diluted
per share calculations

The accompanying notes are an integral part of these financial statements.

  Cellceutix Corporation
 (A Development Stage Enterprise)
Statement of Changes in Stockholders’ Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through September 30, 2011
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par Value	Paid-in	Development	Treasury Stock
	Shares	$ 0.0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	(530)	-		(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	-	-	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	-	-	50

Capital contribution from a stockholder	-	-	50	-	-	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	(510,193)	-	-	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	-		(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	142,162	-	-	-	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	-	-	-	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	-	-	-	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	383,291	-	-	-	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services, July 6, 2010 at $0.55	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	(75,000)	(8)	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	237,098	-	-	-	237,098

Forgiveness of liability in connection with settlement with stockholder	-	-	932,966	-	-	-	932,966

Repurchase of common stock in connection with settlement	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services, March 1, 2011 at $0.32	184,375	18	58,982	-	-	-	59,000

Shares issued for services, February 8, 2011 at $0.20	70,000	7	13,993	-	-	-	14,000

Cancellation of treasury stock	(460,229)	(45)	(99,955)	-	(460,229)	100,000	-

Shares issued for services, May 26, 2011at $0.81	12,000	1	9,719	-	-	-	9,720

Net loss	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011	91,720,646	$9,172	$4,838,968	$(11,376,830)	4,142,084	$(759,388)	$(7,288,078)

Issuance of stock options	-	-	591,770	-	-	-	591,770

Convertible Debentures converted to common stock	707,277	71	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011at $0.38	100,000	10	37,990	-	-	-	38,000

Net Loss		-	-	(961,453)	-	-	(961,453)
Balance, September 30, 2011	92,527,923	$9,253	$5,822,292	$(12,338,283)	4,142,084	$(759,388)	$(7,266,126)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
 (A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Cumulative Period June 20, 2007 (Date of Inception) through September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(961,453)	$(1,033,114)	$(12,329,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	641,070	251,240	4,524,135
Issuance of common stock for services	-	-	102,120
Cancellation of stock for services	-	(11,250)	(28,750)
Amortization of prepaid expenses
Accrued stock based compensation	-	-	-
Amortization of accrued settlement costs	17,086	-	42,715
Changes in operating assets and liabilities:
Other receivables	204,144	-	-
Prepaid expenses	222	(780)	9,392
Accounts payable	(222,004)	(33,122)	1,917,573
Accrued expenses	52,912	33,187	393,333
Accrued salaries and payroll taxes	188,388	282,581	3,151,975
Net cash used in operating activities	(79,635)	(511,258)	(2,216,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	-	-	50
Payment of settlement Liabilities	-	-	(100,000)
Sale of common stock	-	-	100
Loan from officer	20,000	520,000	1,925,587
Proceeds from convertible debentures	-	-	400,000
Net cash provided by financing activities	20,000	520,000	2,225,737

NET INCREASE (DECREASE) IN CASH	(59,635)	8,742	9,026

CASH, BEGINNING OF PERIOD	68,661	3,994	—

CASH, END OF PERIOD	$9,026	$12,736	$9,026

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to convertible debentures	$-	$27,500	$197,964
Cancellation of common stock for services	$-	$(33,750)	$(138,750)
Settlement of Accrued payroll and payroll taxes	$-	$12,820	$932,966
Cancellation of common stock as a result of settlement	$-	$-	$859,388
Debt converted to common stock	$353,635	$-	$353,635

 The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2011
(Unaudited)

1.         Background Information

Cellceutix Corporation, formerly known as EconoShare, Inc., (the “Company” or the “Registrant”).was incorporated on August 1, 2005 in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

On December 6, 2007, the Company acquired CellceutixPharma, Inc., a privately owned Delaware corporation pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  CellceutixPharma, Inc. was incorporated under the laws of the State of Delaware on June 20, 2007.  Its assets consisted of rights assigned to it for six early stage pharmaceutical compounds by three different scientists.

Pursuant to the terms of the Exchange, the Company acquired CellceutixPharma, Inc. in exchange for an aggregate of 82,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).  As a result of the Exchange, CellceutixPharma, Inc. became a wholly-owned subsidiary of the Company.  The Company’s shares were issued to the CellceutixPharma, Inc. shareholders on a pro rata basis, on the basis of 82 shares of Common Stock for each share of CellceutixPharma, Inc. common stock held by such CellceutixPharma, Inc. shareholder at the time of the Exchange.  This resulted in the former holders of CellceutixPharma, Inc. Common Stock, upon Exchange, owning approximately 89% of the outstanding shares of the Company’s Common Stock. Accordingly, the Exchange represented a change in control.  For financial accounting purposes, the acquisition was a reverse acquisition of the Company by CellceutixPharma, Inc., under the purchase method of accounting, and was treated as a recapitalization with CellceutixPharma, Inc. as the legal acquirer. Upon consummation of the Exchange, the Company adopted the business plan of CellceutixPharma, Inc. . We are an early stage developmental biopharmaceutical company.  The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations.

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

As of October 2011, the Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB) with the symbol “CTIX”. Previously, the Company’s Common Stock was quoted on the OTC Markets Group, Inc.’s OTCQB.

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

In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  The Company submitted applications for Kevetrin™ for cancer, KM-391 for autism and KM-133 for psoriasis and the three applications were approved for the maximum award for a single program of $244,479, or a total of $733,438.  In order to qualify for the QTDP grants, the project must have the potential to develop new treatments that address “unmet medical needs” or chronic and acute diseases; reduce long-term health care costs; represent a significant advance in finding a cure for cancer; advance U.S. competitiveness in the fields of life, biological, and medical sciences; or create or sustain well-paying jobs, either directly or indirectly.  The QTDP was created by Congress in March 2010 as part of the Patient Protection and Affordable Care Act and provides a tax credit or a grant equal to 50% of eligible costs and expenses for tax years 2009 and 2010.  The Company has reflected the $733,438 received as a reduction of research and development expenses.

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

On September 21, 2011 Cellceutix reported that it had signed a Laboratory Services Research Support Agreement with Dana Farber/Partners CancerCare, Inc. The agreement outlines the collaborative and laboratory support for the planned clinical trials for Kevetrin™, Cellceutix’s novel compound as an indication for cancer.

Subsequent to the balance sheet date, in connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40  per share (the “Offering”), a “Subscriber”  Huang Min Chung,  on October 11, 2011,  subscribed  for 833,334 shares of the Company’s Class A common stock upon payment of  $333,334 and on November 3, 2011, subscribed  for 832,500 shares of the Company’s Class A common stock upon payment of  $333,000. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

On November 7, 2011 Cellceutix filed its Investigational New Drug (IND) application for Kevetrin™, our novel anti-cancer drug, with the U.S. Food and Drug Administration (FDA). Cellceutix must now wait 30 calendar days before initiating the clinical trial. During this time, the FDA reviews the data in the IND and determines the conditions under which human trials can commence. The trials are planned for at Dana Farber/ Harvard Cancer Center. The clinical trial will test Kevetrin™ against a variety of different cancer types in patients with advanced-stage cancers.  Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2011 and 2010, (b) the financial position at September 30, 2011 and (c) cash flows for the three month periods ended September 30, 2011 and 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2011.  The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of those to be expected for the entire year.

The company has evaluated all subsequent events through the filing date of this form 10-Q with SEC, to ensure that this form 10-Q includes subsequent events that should be recognized in the financial statements as of September 30, 2011, and appropriate disclosure of subsequent events which were not recognized in the financial statements

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through September 30, 2011, the Company has had a deficit accumulated during development stage of $ 12,338,283 and a working capital deficit of $6,738,394 at September 30, 2011.  As of September 30, 2011, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

4. Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on its financial statements.

In April 2010, the FASB issued an authoritative pronouncement on milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies guidance that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance applies to milestones in arrangements within the scope of this consensus regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this standard did not have a material affect on the Company’s financial statements.

In December 2010, the FASB issued an update which addresses the disclosure of supplementary pro forma information for business combinations. The update requires public entities to disclose pro forma information for business combinations that occurred in the current reporting period, including revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on its financial statements.

In December 2010, the FASB issued ASU No. 2010-28 (“ASU 2010-28”), Intangibles — Goodwill and Other (“ASC 350”): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this standard is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this standard modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have a material impact on its financial statements.

In June 2011, the FASB issued guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material impact on the Company’s consolidated financial statements.

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

 The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock.  The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966 . As of September 30 2011, the settlement liability was $ 802,103 of which $ 274,371 is due in February 2012.

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

The Company’s accrued officers’ salaries and payroll taxes as of September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011	June 30, 2011

Krishna Menon	$1,162,500	$1,075,000
Leo Ehrlich	$925,000	$837,500
Accrued Payroll Taxes	$131,509	$118,121

	$2,219,009	$2,030,621

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

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At September 30, 2011 and 2010, payables of $41,400 and $30,600 to KARD were included in accrued expenses, respectively. For the three months ended September 30, 2011 and 2010 and the period June 20, 2007 (date of inception) through September 30, 2011, the Company has included $2,700, $2,700 and $41,400 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three months ended September 30, 2011 and 2010 and the period June 20, 2007 (date of inception) through September 30, 2011, the Company incurred $9,990, $275,660, and 2,601,110 of research and development expenses conducted by KARD, respectively.  At September 30, 2011 and June 30, 2011 the Company has included a total of $1,685,515 and $1,780,515 in accounts payable to Kard respectively.

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

At September 30, 2011, $134,523 is accrued as interest expense on this note.During the quarter ended September 30, 2011, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of the demand note to $2,022,264

8.	Stock Options and Warrants:

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  As of September 30, 2011, the Consultant has been awarded a total of 290,000 options to purchase common stock valued at $115,951 to be vested over one year from date of issuance.  For the three months ended September 30, 2011, the Company has expensed $15,062 to professional fees expense, related to these options.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $62,015, which includes the option modification expense.  As of September 30, 2011, the Company has $18,346 remaining in prepaid expenses related to this agreement and expensed $7,863 for the three months ended September 30, 2011.

The fair value of each option for the three months ended September 30, 2011 and 2010 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Expected term (in years)	3-10	5
Expected stock price volatility	143.49% - 145.28%	121.23% - 151.9%
Risk-free interest rate	1.98% - 3.00%	0.20% - 1.60%
Expected dividend yield	0%	0%

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan (“the Plan”). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

 In July 2011 we issued options to purchase 50,000 shares of our common stock to a consultant for services rendered to the Company valued at $28,000.

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,355,430	$0.25	1.36	—
Granted	38,442,500	0.11	9.24	—
Exercised	—	—	—	—
Forfeited/expired	(2,755,430)	0.25	—	—
Outstanding at June 30, 2011	39,042,500	$0.12	9.15	$24,003,475
Granted	80,000	0.63	5.63	500
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at September 30, 2011	39,122,500	$0.12	9.41	$12,308,345
Exercisable at September 30, 2011	27,059,164	$0.11	9.30	$8,444,991

The Company recognized $641,070, $251,240 and $4,524,135 of compensation costs related to option awards granted during the three months ended September 30, 2011 and 2010 and the period from inception to September 30, 2011, respectively, and there is $572,165 of unamortized compensation cost expected to be recognized through September 30, 2012.  This includes the additional compensation costs related to the Board of Director’s approval to extend the term of all outstanding options an additional two years.

As of September 30, 2011, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September; the Company approved the extension of these warrants to December 31, 2013.  There were no new warrants issued during the three months ended September 30, 2011.

9.           Equity Transactions

On August 29, 2011, the Company issued 100,000 shares of Class A common stock to consultants for services rendered in the first quarter of fiscal year 2012.The 100,000 shares of common stock are valued at a total of $38,000 .

Subsequent to the balance sheet date, in connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40  per share (the “Offering”), a “Subscriber”  Huang Min Chung,  on October 11, 2011,  subscribed  for 833,334 shares of the Company’s Class A common stock upon payment of  $333,334 and on November 3, 2011, subscribed  for 832,500 shares of the Company’s Class A common stock upon payment of  $333,000. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

On November 8, 2011, the Company issued a total of 125,000 shares of Class A common stock to two consultants and a member of its scientific advisory board valued at $51,250.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Management’s Plan of Operation

We are a developmental stage biopharmaceutical company. We plan to transition to a clinical stage company in early 2012. On November 7, 2011 we filed our Investigational New Drug (IND) application for Kevetrin™, our novel anti-cancer drug, with the U.S. Food and Drug Administration (FDA). We must now wait 30 calendar days before initiating the clinical trial. During this time, the FDA reviews the data in the IND and determines the conditions under which human trials can commence. The trials are planned for at Dana Farber/ Harvard Cancer Center. The clinical trial will test Kevetrin™ against a variety of different cancer types in patients with advanced-stage cancers.  Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

KevetrinTM, the Company’s flagship compound against cancers, has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies.

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

Significant Milestones InKevetrin’s Development

The following are studies completed and  incorporated into our investigational new drug application (IND) filed on November 7, 2011.

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

GLP safety pharmacology studies

GLP toxicology studies

Formulation

Bio Markers

The Phase I clinical protocol-  Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

We have incurred $3,833,671 in research and development expenses from inception through September 30, 2011. We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Summaries and graphs of the results of experiments with Kevetrin in animal models of drug resistant lung cancer, breast cancer, colon cancer and other cancers are available on the Company’s website at  www.cellceutix.com .

KM-391- compound in development for the treatment of autism

We announced positive results in animal studies of our autism compound, KM-391.  KM-391 demonstrated significant improvements in the test animals when compared to both the “no treatment” group and the “active control” (fluoxetine) group on the parameters of brain plasticity, serotonin levels and behavioral function.  These parameters were selected as important indicators of the effect needed to successfully treat autism.

Presently  the project is delayed due to our focus on Kevetrin.

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

The Company believes that this compound meets the requirements of FDA 505 (b) (2.This would allow the clinical study to begin at phase 2.  Presently  the project is delayed due to our focus on Kevetrin.

Liquidity and Capital Resources

As of September 30, 2011, the Company had a cash balance of $9,026.   The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2012.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

On October 11, 2011, in connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40   per share (the “Offering”), a “Subscriber”  Huang Min Chung,   subscribed  for 833,334 shares of the Company’s Class A common stock upon payment of  $333,334. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

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

1	Research and Development of $850,000: Includes planned costs for Kevetrin of $100,000, and $750,000 in preclinical development costs for our other compounds.

2	Clinical trials – We have budgeted $2,500,000 for our planned Phase 1 trials of Kevetrin

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $4,750,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2011.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered sales of equity securities

On August 29, 2011, the Company issued 100,000 shares of Class A common stock to consultants for services rendered in the first quarter of fiscal year 2012.The 100,000 shares of common stock are valued at a total of $38,000 .

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

In connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40  per share (the “Offering”), a “Subscriber”  Huang Min Chung,  on October 11, 2011,  subscribed  for 833,334 shares of the Company’s Class A common stock upon payment of  $333,334 and on November 3, 2011, subscribed  for 832,500 shares of the Company’s Class A common stock upon payment of  $333,000. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

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

Dated: November 21, 2011