Form 10-Q
period 2011-12-31
Cellceutix CORP
filed 2012-02-14
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________________

FORM 10 – Q

_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐No ☒

The number of shares outstanding of the Registrant's Common Stock as of February 10, 2012 was 95,352,923 shares.

 CELLCEUTIX CORPORATION

FORM 10-Q

INDEX

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION
Item	1	Financial Statements
		Balance Sheets-December 31, 2011 (Unaudited) and June 30, 2011 (Audited)	2
		Statements of Operations (Unaudited) - For the Three and Six Months Ended December 31, 2011 and 2010 and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2011	3
		Statement of Changes in Stockholder’s Deficit (Unaudited) – For the	4
		cumulative period from June 20, 2007 (Date of Inception) to December 31, 2011
		Statement of Cash Flows (Unaudited) - For the Six Months Ended December 31, 2011 and 2010, and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2011	6
		Notes to Financial Statements (Unaudited)	7
Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	15
Item	3	Quantitative and Qualitative Disclosures About Market Risk	17
Item	4	Controls & Procedures	18

		PART II OTHER INFORMATION
Item	1	Legal Proceedings	18
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	18
Item	3	Default Upon Senior Securities	18
Item	4	Submission of Matters to a Vote of Securities Holders	18
Item	5	Other Information	18
Item	6	Exhibits	19
		Signatures	20

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation

 (A Development Stage Enterprise)

Balance Sheets

	December 31, 2011	June 30, 2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$864,620	$68,661
Other receivables	-	204,144
Prepaid expenses	18,114	40,290

Total current assets	882,734	313,095

Total assets	$882,734	$313,095

Liabilities and Stockholders' Deficit
Current liabilities:
Warrant Liability	$1,327,500	-
Accounts payable, including related party payables of $1,700,506 and $1,789,818, respectively	2,037,862	$2,139,527
Accrued expenses, including related party interest and rent accruals of $224,497 and $119,598, respectively	239,323	127,432
Accrued salaries and payroll taxes	2,396,961	2,030,621
Accrued settlement costs, current	291,457	300,859
Note payable to officer	2,022,264	2,002,264
Convertible debentures	167,099	167,099

Total current liabilities	8,482,466	6,767,802

Accrued settlement costs, less current portion	527,733	484,158
Convertible debentures, net of current	—	349,213
Total liabilities	9,010,199	7,601,173
Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock Class A; $0.0001 par value; 300,000,000 shares
authorized; 95,152,923 and 91,720,646 shares issued and 91,010,839 and 87,578,562 outstanding, respectively	9,516	9,172
Class B ( 10 votes per share); $.0001 par value 100,000,000 shares authorized, -0- shares issued and outstanding	-	-

Additional paid in capital	7,021,095	4,838,968
Deficit accumulated during development stage	(14,398,688)	(11,376,830)
Treasury stock (4,142,084 shares at cost)	(759,388)	(759,388)
Total stockholders' deficit	(8,127,465)	(7,288,078)

Total liabilities and stockholders' deficit	$882,734	$313,095

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	June 20, 2007 (Date of Inception) Through December 31, 2011

Revenues:	$-	$-	$-	$-	$-

Operating Expenses:
Research and development, gross	106,964	299,991	209,866	746,038	4,469,929
Grants	—	(529,294)	—	(529,294)	(529,294)
Research and development, net of grants	106,964	(229,303)	209,866	216,744	3,940,635
General and administrative	12,230	26,162	19,069	52,310	348,053
Officers’ payroll and payroll tax	646,582	1,215,895	1,298,904	1,617,041	6,479,552
Patent expense	81,720	29,389	81,720	29,389	151,403
Professional fees	225,230	249,463	357,321	368,749	2,089,374
Total operating expenses	1,072,726	1,291,606	1,966,880	2,284,233	13,009,017
Loss from operations	(1,072,726)	(1,291,606)	(1,966,880)	(2,284,233)	(13,009,017)

Other income (expense):
Interest expense-net	(77,787)	(46,074)	(145,086)	(86,561)	(470,700)
Loss on financial instruments	(909,892)	—	(909,892)	—	(909,892)
Total other expenses	(987,679)	(46,074)	(1,054,978)	(86,561)	(1,380,592)

Net loss before provision for income taxes	(2,060,405)	(1,337,680)	(3,021,858)	(2,370,794)	(14,389,609)

Provision for income taxes	—	—	—	—	—

Net loss	$(2,060,405)	$(1,337,680)	$(3,021,858)	$(2,370,794)	$(14,389,609)

Basic and Diluted Loss	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares used in basic and diluted per share calculations	94,076,076	91,914,500	92,996,474	91,938,141

The accompanying notes are an integral part of these financial statements.

 Cellceutix Corporation

 (A Development Stage Enterprise)

Statement of Changes in Stockholders' Deficit

For the Cumulative

Period June 20, 2007 (Date of Inception)

through December 31, 2011

(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par Value	Paid-in	Development	Treasury Stock
	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	(530)	-		(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	-	-	(430)

Share exchange with CellceutixPharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse merger with CellceutixPharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse acquisition of CellceutixPharma, December 6, 2007	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	-	-	50

Capital contribution from a stockholder	-	-	50	-	-	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	(510,193)	-	-	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	-		(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	142,162	-	-	-	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	-	-	-	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	-	-	-	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	383,291	-	-	-	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services, July 6, 2010 at $0.55	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	(75,000)	(8)	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	3,060,691	-	-	-	3,060,691

The accompanying notes are an integral part of these financial statements.

Modification of stock options	-	-		237,098	-	-		-	237,098

Forgiveness of liability in connection with settlement with stockholder	-	-		932,966	-	-		-	932,966

Repurchase of common stock in connection with settlement	-	-		-	-	4,602,313		(859,388)	(859,388)

Shares issued for services, March 1, 2011 at $0.32	184,375	18		58,982	-	-		-	59,000

Shares issued for services, February 8, 2011 at $0.20	70,000	7		13,993	-	-		-	14,000

Cancellation of treasury stock	(460,229)	(45)		(99,955)	-	(460,229)		100,000	-

Shares issued for services, May 26, 2011 at $0.81	12,000	1		9,719	-	-		-	9,720

Net loss	-	-		-	(5,938,297)	-		-	(5,938,297)
Balance, June 30, 2011	91,720,646	$9,172		$4,838,968	$(11,376,830)	4,142,084		$(759,388)	$(7,288,078)

Issuance of stock options	-	-		1,157,194	-	-		-	1,157,194

Convertible Debentures converted to common stock	707,277	71		353,564	-	-		-	353,635

Shares issued for services, August 29, 2011 at $0.38	100,000	10		37,990	-	-		-	38,000

Shares issued for services, November 8, 2011 at $0.41	125,000	13		51,237	-		-	-	51,250

Issuance of common stock per subscription agreements November-December 2011 at $0.40	2,500,000	250		582,142	-		-	-	582,392

Net loss for six months ended December 31,2011	-		-	-	(3,021,858)	-		-	(3,021,859)

	95,152,923	$9,516		$7,021,095	$(14,398,688)	4,142,084		$(759,388)	$(8,127,465)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

 (A Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	For the Cumulative Period June 20, 2007 (Date of Inception) through December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,021,858)	$(2,370,794)	$(14,389,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,269,630	1,416,358	5,254,815
Cancellation of stock for services	—	(11,250)	(28,750)
Amortization of accrued settlement costs	34,173	—	59,802
Loss on financial instruments	909,892	—	909,892
Changes in operating assets and liabilities:
Other receivable	204,144	(221,794)	—
Prepaid expenses	(1,010)	5,558	8,160
Accounts payable	(101,665)	147,802	2,037,912
Accrued expenses	116,313	81,961	456,734
Accrued salaries and payroll taxes	366,340	493,395	3,329,927
Net cash (used in) operating activities	(224,041)	(458,764)	(2,361,117)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution from a stockholder	—	—	50
Sale of common stock	—	—	100
Loan from officer	20,000	570,370	1,925,587
Payment of settlement liabilities	—	—	(100,000)
Proceeds from subscription	1,000,000	—	1,000,000

Proceeds from convertible debentures	—	—	400,000
Net cash provided by financing activities	1,020,000	570,370	3,225,737

NET INCREASE IN CASH	795,959	111,606	864,620

CASH, BEGINNING OF PERIOD	68,661	3,994	—

CASH, END OF PERIOD	$864,620	$115,600	$864,620

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:

Common stock issued for acquisition	$—	$—	$9,079
Forgiveness of debt	$—	$—	$50
Cancellation of common stock for services	$—	$(33,750)	$(138,750)
Settlement of accrued payroll and payroll taxes	$—	$932,966	$932,966
Treasury stock as a result of settlement agreement	$—	$859,388	$859,388
Reclassification of accrued interest to convertible debenture	$—	$—	$197,964
Debt converted to common stock	$353,635	$—	$353,635

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

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

In connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40 per share (the “Offering”), a “Subscriber” on October 11, 2011, subscribed for 833,334 shares of the Company’s Class A common stock upon payment of $333,334 and on November 3, 2011, subscribed for 832,500 shares of the Company’s Class A common stock upon payment of $333,000 and on December 7, 2011, subscribed for 834,166 shares of the Company’s Class A common stock upon payment of $333,667. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

In November 2011, Dr. Paul Marks joined the Cellceutix Scientific Advisory Board. Dr. Marks served as President and Chief Executive Officer of Memorial Sloan-Kettering Cancer Center ("MSKCC") from 1980 to 1999 where he helped to establish the high standards for research and patient care that MSKCC is world renowned for. He remains a vital part of MSKCC as President Emeritus and Member of the Sloan-Kettering Institute.

In November 2011, Cellceutix filed its Investigational New Drug (IND) application for Kevetrin™, our novel anti-cancer drug, with the U.S. Food and Drug Administration (FDA). In December 2011, Cellceutix was notified by the FDA that the production manufactured by our vendor Formatech, Inc. for use in the clinical trials was not eligible because of GMP violations at Formatech. Cellceutix has retained another formulation manufacturer and production is planned for February 2012. Once completed, Cellceutix will submit an amended IND to the FDA. The trials are planned for at Dana Farber/ Harvard Cancer Center. The clinical trial will test Kevetrin™ against a variety of different cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

In December 2011, Cellceutix initiated a major study in collaboration with Pioneer Valley Life Sciences Institute, a Baystate Medical Center/University of Massachusetts Amherst Research Partnership ("the Institute"), to collaborate on an innovative research project to investigate Kevetrin's antitumor activity related to risk factor aging.

In January 2012, Cellceutix filed a patent application for KM-133, our compound to treat psoriasis.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2011 and 2010, (b) the financial position at December 31, 2011 and (c) cash flows for the six month periods ended December 31, 2011 and 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2011.  The results of operations for the three and six month periods ended December 31, 2011 are not necessarily indicative of those to be expected for the entire year.

The company has evaluated all subsequent events through the filing date of this form 10-Q with SEC, to ensure that this form 10-Q includes subsequent events that should be recognized in the financial statements as of December 31, 2011, and appropriate disclosure of subsequent events which were not recognized in the financial statements

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through December 31, 2011, the Company has had a cumulative net loss of $14,389,609 and a working capital deficit of $7,599,732 at December 31, 2011.  As of December 31, 2011, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.  Currently, the Company has not made any additional arrangements for equity or any other type of financing.

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

In May 2011, the FASB issued ASU No. 2011-04 (“ASU 2011-04”), Fair Value Measurement – amendments to achieve fair value measurements and disclosure requirements in US GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. The amendments in this update are to be applied prospectively. The adoption of this guidance is not expected to have a material impact on the financial statements

In June 2011, the FASB issued guidance which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the financial statements.

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

The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock. The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966 .As of December 31, 2011, the settlement liability was $ 819,190 of which $ 291,457 is due in February 2012 and recorded as current liability

Pharmaceutical Compounds

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277 and KM 278, by their inventors. The Company was assigned all right, title, and interest to an additional three pharmaceutical compounds on October 17, 2007, KM 133 KM 362 and KM 3174. In July 2009, the Company was assigned all right, title, and interest to KM 732.In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon. The Company filed a patent application for Kevetrin and intends to file patent applications for each of the other six compounds as funds become available.

In December 2009, the Company was assigned all right, title and interest to a new compound, KM-391, which it intends to develop for the treatment of autism. In exchange for this compound, the Company agreed to pay the inventors $10,000 plus 4.5% of net sales the compound in countries where a composition of matter patent has been issued and 3% of net sales in other countries.

Employment Agreements

The Company’s accrued officers’ salaries and payroll taxes as of December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011	June 30, 2011

Krishna Menon	$1,250,000	$1,075,000
Leo Ehrlich	$1,012,500	$837,500
Accrued Payroll Taxes	$134,461	$118,121

	$2,396,961	$2,030,621

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows: a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.The Board, at its discretion, may increase the base salary based upon relevant circumstances.

Litigation

In the ordinary conduct of business, the Company is subject to lawsuits, arbitrations and administrative proceedings from time to time. The Company expenses legal costs as incurred.

Toxikon Corporation, a vendor, has initiated litigation with claims that it is owed a balance of approximately $100,000 plus interest and legal fees. Cellceutix has retained a lawyer and is disputing these claims and believes there is no balance owed.

6.       Fair Value of Financial Assets and Financial Liabilities

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market
•	Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument

10

•

Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. Financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy.

As of December 31, 2011 and June 30, 2011, the Company’s derivatives which include the warrant liability and embedded conversion feature on the convertible note payable were considered level 2 financial instruments.

The Company’s remaining financial instruments consisted primarily of (level 1) cash and cash equivalents, accounts payable, accrued expenses and note payable. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of December 31, 2011 and June 30, 2011 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at December 31, 2011 and June 30, 2011.

7.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. At December 31, 2011 and June 30, 2011, payables of $44,100 and $38,700 to KARD were included in accrued expenses, respectively. For the three and six months ended December 31, 2011 and 2010 and the period June 20, 2007 (date of inception) through December 31, 2011, the Company has included $2,700, $5,400, $2,700, $5,400 and $44,100 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the Father Company does not have an exclusive arrangement with KARD. All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three and six months ended December 31, 2011 and 2010 and the period June 20, 2007 (date of inception) through December 31, 2011, the Company incurred $0, $9,990, $0, $275,660, and $2,601,110 of research and development expenses conducted by KARD, respectively. At December 31, 2011 and June 30, 2011 the Company has included a total of $1,685,515 and $1,780,515 in accounts payable to Kard respectively.

8.           Due To Officer

During the year ended June 30, 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “Ehrlich Promissory Note A”).The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note. During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “Ehrlich Promissory Note B”).The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share. The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal.

At December 31, 2011, $180,397 is accrued as interest expense on this note. During the six months ended December 31, 2011, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of the demand note to $2,022,264

9.         Stock Options and Warrants:

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan ("the 2009 Plan"). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

On December 29, 2010 shareholders holding 51% of the Company’s outstanding common stock adopted and approved the 2010 Equity Incentive Plan (“the 2010 Plan”). Under the 2010 Equity Incentive Plan the total number of shares of Common Stock reserved and available for issuance under the Plan shall be 45,000,000 shares. Shares of Common Stock under the Plan (“Shares”) may consist, in whole or in part, of authorized and unissued shares or treasury shares. The term of each Stock Option shall be fixed by the Committee; provided, however, that an Incentive Stock Option may be granted only within the ten-year period commencing from the Effective Date and may only be exercised within ten years of the date of grant (or five years in the case of an Incentive Stock Option granted to an optionee who, at the time of grant, owns Common Stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company (“10%Shareholder”).

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  As of December 31, 2011, the Consultant has been awarded a total of 320,000 options to purchase common stock valued at $133,051, each grant is to be vested over one year from date of issuance.  For the three and six months ended December 31, 2011, the Company has expensed $16,716 and $31,778 to professional fees expense, related to these options.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $62,015, which includes the option modification expense.  As of December 31, 2011, the Company has $10,484 remaining in prepaid expenses related to this agreement and expensed $7,863 and $15,726 for the three and six months ended December 31, 2011.

On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 840,000 options were exercisable at the date of grant and 840,000  options vested on June 30, 2011.  The options are exercisable at $0.10 per share.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.  The Company recorded $546,708 and $1,093,416 in stock based compensation for the three and six months ended December 31, 2011 and a cumulative total of $3,292,248 in stock based compensation as of December 31, 2011.

In July 2011 we issued options to purchase 50,000 shares of our common stock to a consultant for services rendered to the Company valued at $28,000.

The fair value of each option for the six months ended December 31, 2011 and 2010 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Expected term (in years)	3 – 10	5 – 10
Expected stock price volatility	143.45% – 148.15%	121.23 5 – 152.05%
Risk-free interest rate	1.98% – 3.0%	0.88% – 3.35%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,355,430	$0.25	1.36	—
Granted	38,442,500	0.11	9.24	—
Exercised	—	—	—	—
Forfeited/expired	(2,755,430)	0.25	—	—
Outstanding at June 30, 2011	39,042,500	$0.12	9.15	$24,003,475
Granted	110,000	0.60	6.48	11,400
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at December 31, 2011	39,152,500	$0.12	8.89	$22,844,600
Exercisable at December 31, 2011	39,087,678	$0.11	8.87	$22,834,390

The Company recognized of $1,157,194 and $1,405,108 of compensation costs related to option awards granted during the six months ended December 31, 2011 and 2010, $565,424 and $1,148,790 for the three months ended December 31, 2011 and 2010 and $5,023,795 for the period from inception to December 31, 2011, respectively, and there is $32,322 of unamortized compensation cost expected to be recognized through December 31, 2012.  This includes the additional compensation costs related to the Board of Director’s approval to extend the term of all outstanding options an additional two years.

As of December 31, 2010, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September 2010; the Company approved the extension of these warrants to December 31, 2013.

During the months of October, November and December 2011, warrants to purchase 2,500,000 shares of the Company’s Class A common stock were issued to an investor pursuant to his purchase of 2,500,000 shares of the Company’s Class A common stock at $0.40 per share. Under ASC 815-40-25, the fair value of these warrants should be reported as a liability, Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-25 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The warrants were valued at $417,608 at the time of issuance and recorded as a liability. At December 31, 2011, the warrants were valued at $1,327,500 and the warrant liability was increased by $909,892. In January 2012, the subscription agreement was modified to remove the cashless exercise provision, and provide for “piggy-back” registration rights. As a result, the warrants will be recorded as equity in the quarter ending March 31, 2012.

10.           Equity Transactions

On August 29, 2011, the Company issued 100,000 shares of Class A common stock to consultants for services rendered in the first quarter of fiscal year 2012.The 100,000 shares of common stock are valued at a total of $38,000.

On September 9, 2011, the company issued 471,518 common shares of the company stock to White Star LLC and 235,759 common shares to Dahlia Nordlicht upon conversion of convertible debentures. SEE NOTE 11.

On November 8, 2011, the Company issued a total of 125,000 shares of Class A common stock to two consultants and a member of its scientific advisory board valued at $51,250.

Subsequent to the balance sheet date, on January 11, 2012, the Company issued a total of 200,000 shares of Class A common stock to a consultant valued at $90,000.

11.          Convertible Debentures

On May 7, 2008, the Company issued Convertible Debentures, at 9% per annum, for a total amount of $400,000.The principal and related accrued interest were due December 2009, and secured by the Company’s assets. The Debentures and any accrued and unpaid interest were convertible into the Company’s common stock, at the holder’s request, at a conversion price of $1.50.In January 2010, the Company extended and amended the original Convertible Debenture agreements by extending the original maturity date to December 31, 2010. The conversion price of the principal and any unpaid interest was changed to $0.50 per share. The Company and debenture holders also agreed to convert accrued interest of $60,000 into additional principal. On February 10, 2011, the Company extended and amended the Convertible Debenture agreements by extending the original maturity date to December 31, 2011.The conversion price of the principal balance remains at $0.50 per share. The Company and debenture holders also agreed to convert accrued interest of $41,287 through December 31, 2010 into additional principal resulting in a note balance of $501,287.

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

The Company paid off the remaining Convertible Debenture balance in the amount of $167,100 plus interest of $14,826 on January 3, 2012.

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

Management’s Plan of Operation

We are a developmental stage biopharmaceutical company. We plan to transition to a clinical stage company in early to mid 2012. In November 2011, Cellceutix filed its Investigational New Drug (IND) application for Kevetrin™, our novel anti-cancer drug, with the U.S. Food and Drug Administration (FDA). In December 2011, Cellceutix was notified by the FDA that the production manufactured by our vendor Formatech, Inc. for use in the clinical trials was not eligible because of GMP violations at Formatech. Cellceutix has retained another formulation manufacturer and production is planned for February 2012. Once completed, Cellceutix will submit an amended IND to the FDA. The trials are planned for at Dana Farber/ Harvard Cancer Center. The clinical trial will test Kevetrin™ against a variety of different cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

Kevetrin™, the Company’s flagship compound against cancers, has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin™ has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

In December 2011, Cellceutix initiated a major study in collaboration with Pioneer Valley Life Sciences Institute, a Baystate Medical Center/University of Massachusetts Amherst Research Partnership ("the Institute"), to collaborate on an innovative research project to investigate Kevetrin's antitumor activity related to risk factor aging.

In January 2012, Cellceutix filed a patent application for KM-133, our compound to treat psoriasis.

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

Significant Milestones In Kevetrin’s Development

The following are studies completed and incorporated into our investigational new drug application (IND) filed on November 7, 2011 which is presently on hold until a new batch is manufactured.

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

We have incurred $3,940,635 in research and development expenses from inception through December 31, 2011.We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Summaries and graphs of the results of experiments with Kevetrin in animal models of drug resistant lung cancer, breast cancer, colon cancer and other cancers are available on the Company’s website atwww.cellceutix.com.

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

KM-133- Psoriasis

KM-133, a small molecule compound, acting on the principles of foliate mechanism, is in development for Psoriasis. After a series of chemical optimization exercises, the Company has completed an animal study in a xenograft model of psoriasis.

KM-133 was studied in mice that were irradiated then engrafted with human psoriatic tissue. Groups of ten mice were treated orally for 14 days with either 10 mg/kg KM-133 once/day, 10 mg/kg KM-133 twice/day, 7.5 mg/kg methotrexate once/day or acted as controls. The mice were followed for 180 days. Endpoints were skin appearance, histological observations, and blood levels of PRINS, IL-20 and 12-R lipoxygenase.For these parameters, KM-133 was compared to controls and methotrexate. CD4+ and CD8+ lymphocyte counts were also measured and compared to efalizumab.

KM-133 significantly reduced all psoriatic endpoints measured relative to controls (p<0.01). The higher dose of KM-133 reduced psoriatic endpoints more than methotrexate (p<0.01). In addition, there was no recurrence of psoriasis in animals treated with KM-133, whereas psoriasis recurred after an average of 61 days in animals treated with methotrexate.Immunosuppression in animals treated with KM-133 was less severe than in those treated with efalizumab.

The Company believes that this compound meets the requirements of FDA 505 (b) (2).This would allow the clinical study to begin at phase 2.The Company intends to interact with the FDA during this quarter and after such discussions complete its plan of action.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a cash balance of $864,620. The Company will need to raise substantial funds in order to execute its product development plan. Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2012. The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

During October, November, and December 2011, in connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40 per share (the “Offering”), a “Subscriber” subscribed for 2,500,000 shares of the Company’s Class A common stock upon payment of$1,000,000. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

On January 26, 2012 we amended the terms of the 2,500,000 Warrants issued to Huang Min Chung during the quarter ended December 31, 2011.   The amended terms eliminated the provision allowing for cashless exercise and provided for 'Piggy Back Registration Rights”.

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

1	Research and Development of $1,050,000: Includes planned costs for Kevetrin of $300,000, and $750,000 in preclinical development costs for our other compounds.

2	Clinical trials – We have budgeted $2,500,000 for our planned Phase 1 trials of Kevetrin

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately$4,900,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a) (4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 covered by this Quarterly Report on Form 10-Q.Based upon such evaluation, the Chief Executive Officer andChief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2011.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31,2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Toxikon Corporation, a vendor, has initiated litigation with claims that it is owed a balance of approximately $100,000 plus interest and legal fees. Cellceutix has retained a lawyer and is disputing these claims and believes there is no balance owed. Depositions are anticipated for February/ March 2012.

Item 2. Unregistered Sales Of Equity Securities

On August 29, 2011, the Company issued 100,000 shares of Class A common stock to consultants for services rendered in the first quarter of fiscal year 2012.The 100,000 shares of common stock are valued at a total of $38,000.

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

In connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40 per share (the “Offering”), a “Subscriber” during the months of October, November and December 2011, subscribed for 2,500,000 shares of the Company’s Class A common stock upon payment of$1,000,000. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

On January 11, 2012, the Company issued a total of 200,000 shares of Class A common stock to a consultant valued at $90,000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission Of Matters To A Vote Of Security Holders

None

Item 5. Other Information

Item 6. Exhibits

(a) Exhibit index

31-1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32-1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

(b)  Reports on Form 8-K

(1)	The Company filed a Form 8-K on October 3, 2011 related to Item 3.02 Unregistered Sales of Equity Securities on the conversion of debt to Class A common stock.
(2)	The Company filed a Form 8-K on November 8, 2011 related to Item 3.02 Unregistered Sales of Equity Securities to Huang Min Chung.

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

Dated: February 14, 2012

