Form 10-Q
period 2012-03-31
Cellceutix CORP
filed 2012-05-18
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 – Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes      ☐   No      ☒

The number of shares outstanding of the Registrant's Common Stock as of May 10, 2012 was 91,476,067 shares.

CELLCEUTIX CORPORATION

FORM 10-Q

INDEX

TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION

Item	1	Financial Statements

		Balance Sheets- March 31, 2012 (Unaudited) and June 30, 2010 (Audited)	3

		Statements of Operations (Unaudited) - For the Three and Nine Months Ended March 31, 2012 and 2011 and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2012	4

		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2012	5

		Statement of Cash Flows (Unaudited) - For the Nine Months Ended March 31, 2012 and 2011, and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2012	6

		Notes to Financial Statements (Unaudited)	7

Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	14
Item	3	Quantitative and Qualitative Disclosures About Market Risk	18
Item	4	Controls & Procedures	18

		PART II OTHER INFORMATION

Item	1	Legal Proceedings	18
Item	1a	Risk Factors	18
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item	3	Default Upon Senior Securities	19
Item	4	Mine Safety Disclosures	19
Item	5	Other Information	19
Item	6	Exhibits	19
		Signatures	20

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation

 (A Development Stage Enterprise)

Balance Sheets

	March 31, 2012	June 30, 2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$93,660	$68,661
Prepaid expenses	6,592	40,290
Other Receivables ( Grant)	-	204,144

Total current assets	100,252	313,095

Total assets	$100,252	$313,095

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable, including related party payables of $1,695,683 and $1,789,818, respectively	$1,997,364	$2,139,527
Accrued expenses, including related party interest and rent accruals of $272,573 and $119,598, respectively	272,573	127,432
Accrued salaries and payroll taxes	2,604,188	2,030,621
Accrued settlement costs, current	261,046	300,859
Note payable to officer	2,022,264	2,002,264
Convertible debentures , current	-	167,099
Total current liabilities	7,157,435	6,767,802

Accrued settlement costs, less current portion	275,229	484,158
Convertible debentures, net of current	-	349,213

Total liabilities	7,432,664	7,601,173

Commitments and contingencies

Stockholders' deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock Class A ; $0.0001 par value; 300,000,000 shares authorized; 94,238,151 and 91,720,646 shares issued and 91,476.067 and 87,578,562 outstanding, respectively	9,424	9,172
Class B (10 votes per share); $.0001 par value 100,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid in capital	7,893,202	4,838,968
Deficit accumulated during development stage	(14,707,305)	(11,376,830)
Treasury stock (2,762,084 and 4,142,084 shares at cost,)	(527,733)	(759,388)
Total stockholders' deficit	(7,332,412)	(7,288,078)

Total liabilities and stockholders' deficit	$100,252	$313,095

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	June 20, 2007 (Date of Inception) Through March 31, 2012

Revenues:	$—	$—	$—	$—	$—

Operating Expenses:
Research and development, gross	269,043	933,382	478,909	1,679,420	4,738,972
Grants	—	—	—	(529,294)	(529,294)
Research and development, net of grants	269,043	933,382	478,909	1,150,126	4,209,678
General and administrative	159,710	23,373	178,779	75,683	507,763
Officers’ payroll and payroll tax	113,975	658,028	1,412,879	2,275,069	6,593,527
Patent expense	14,077	2,522	95,797	31,911	165,480
Professional fees	159,350	611,158	516,671	979,907	2,248,724

Total operating expenses	716,155	2,228,463	2,683,035	4,512,696	13,725,172
Loss from operations	(716,155)	(2,228,463)	(2,683,035)	(4,512,696)	(13,725,172)

Interest expense-net	(62,462)	(68,997)	(207,548)	(155,558)	(533,162)
Gain (loss) on financial instruments	470,000	-	(439,892)	-	(439,892)

Net loss before provision for income taxes	(308,617)	(2,297,460)	(3,330,475)	(4,668,254)	(14,698,226)

Provision for income taxes	—	—	—	—	—

Net loss	$(308,617)	$(2,297,460)	$(3,330,475)	$(4,668,254)	$(14,698,226)

Basic and Diluted Loss per Share	$(0.00)	$(0.03)	$(0.04)	$(0.05)

Weighted average number of common shares used in basic and diluted per share calculations	91,256,613	89,714,469	89,649,308	91,207,738

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Statement of Changes in Stockholders' Deficit

For the Cumulative

Period June 20, 2007 (Date of Inception)

through March 31, 2012

(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par Value	Paid-in	Development	Treasury Stock
	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	(530)	-		(530)
Balance, June 30, 2007	1,000,000	100	-	(530)	-	-	(430)

Share exchange with CellceutixPharma, Inc. December 6, 2007	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse merger with CellceutixPharma, Inc. December 6, 2007	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse acquisition of CellceutixPharma, December 6, 2007	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a stockholder	-	-	50	-	-	-	50

Capital contribution from a stockholder	-	-	50	-	-	-	50

Shares issued for services, April 28, 2008 at $1.05	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	(510,193)	-	-	(510,193)
Balance, June 30, 2008	91,891,000	9,189	148,623	(519,802)	-		(361,990)

Cancellation of shares issued for services, December 31, 2008	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	142,162	-	-	-	142,162

Shares issued for services, June 11, 2009 at $0.38	20,000	2	7,598	-	-	-	7,600

Shares issued for services, June 30, 2009 at $0.38	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	25,000	2	10,748	-	-	-	10,750

Shares issued for services, February 5, 2010 at $0.30	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	383,291	-	-	-	383,291

Shares issued for services, June 1, 2010 at $0.45	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services, July 6, 2010 at $0.55	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	(75,000)	(8)	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	237,098	-	-	-	237,098
			5
Forgiveness of liability in connection with settlement with stockholder	-	-	932,966	-	-	-	932,966

Repurchase of common stock in connection with settlement	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services, March 1, 2011 at $0.32	184,375	18	58,982	-	-	-	59,000

Shares issued for services, February 8, 2011 at $0.20	70,000	7	13,993	-	-	-	14,000

Cancellation of treasury stock	(460,229)	(45)	(99,955)	-	(460,229)	100,000	-

Shares issued for services, May 26, 2011at $0.81	12,000	1	9,719	-	-	-	9,720

Net loss	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011	91,720,646	$9,172	$4,838,968	$(11,376,830)	4,142,084	$(759,388)	$(7,288,078)

Issuance of stock options	-	-	1,175,445	-	-	-	1,175,445

Convertible Debentures converted to common stock	707,277	71	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011at $0.38	100,000	10	37,990	-	-	-	38,000

Shares issued for services, November 8, 2011, at $0.41	125,000	13	51,236	-	-	-	51,249

Shares issued for services, January 11, 2012 at $0.45	200,000	20	89,980	-	-	-	90,000

Shares issued for charitable contributions, March 7, 2012 at $0.52	265,228	26	137,894	-	-	-	137,920

Issuance of capital stock	2,500,000	250	582,142				582,392

Reclassification of warrants into equity	-	-	857,500	-	-	-	857,500

Cancellation of treasury stock	(1,380,000)	(138)	(231,517)	-	(1,380,000)	231,655	-

Net loss for 9 months ended March 31,2012	-	-	-	(3,330,475)	-	-	(3,330,475)

	94,238,151	$9,424	$7,893,202	$(14,707,305)	2,762,084	$(527,733)	$(7,332,412)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31, 2012	For the Nine Months Ended March 31, 2011	For the Cumulative Period June 20, 2007 (Date of Inception) through March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,330,475)	$(4,668,254)	$(14,698,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for services compensation, services rendered and charitable contributions	1,527,323	2,585,387	5,512,508
Cancellation of stock for services	-	(11,250)	(28,750)
Amortization of accrued settlement costs	51,259	8,543	76,887
Gain (loss) on financial instruments	439,892		439,892
Changes in operating assets and liabilities:
Other receivable	204,144	—	—
Prepaid expenses	(1,010)	12,778	8,160
Accounts payable	(142,163)	693,624	1,997,414
Accrued expenses	149,562	145,140	489,984
Accrued salaries and payroll taxes	573,566	669,833	3,537,153
Net cash used in operating activities	(527,902)	(564,199)	(2,664,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from a stockholder	—	—	50
Payment of settlement liabilities	(300,000)	(100,000)	(400,000)
Loan from officer	20,000	750,370	1,925,587
Sale of common stock	—	—	100
Proceeds from convertible debentures	—	—	400,000
Redemption of convertible debentures	(167,099)	—	(167,099)
Proceeds from subscription	1,000,000		1,000,000
Net cash provided by financing activities	552,901	650,370	2,758,638

NET INCREASE (DECREASE) IN CASH	24,999	(86,171)	93,660

CASH, BEGINNING OF PERIOD	68,661	3,994	—

CASH, END OF PERIOD	$93,660	$90,165	$93,660

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$—	$9,079
Forgiveness of debt	$—	$—	$50
Cancellation of common stock for services	$—	$(33,750)	$(138,750)
Settlement of accrued payroll and payroll taxes	$—	932,966	$932,966
Treasury stock as a result of settlement agreement	$—	859,388	$859,388
Reclassification of accrued interest to note payable and convertible debenture	$—	$137,964	$197,964
Debt converted to common stock	$353,635	$—	$353,635
Cancellation of treasury stock	$(231,655)	$—	$(231,655)
Reclassification of warrants to equity	$857,500	$—	$857,500

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2012

(Unaudited)

1.         Background Information

Cellceutix Corporation, formerly known as EconoShare, Inc., (the “Company” or the “Registrant”) was incorporated on August 1, 2005 in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

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

In connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40 per share (the “Offering”), a “Subscriber” on October 11, 2011, subscribed for 833,334 shares of the Company’s Class A common stock upon payment of $333,334 and on November 3, 2011, subscribed for 832,500 shares of the Company’s Class A common stock upon payment of $333,000 and on December 7, 2011, subscribed for 834,166 shares of the Company’s Class A common stock upon payment of $333,666. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed.

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

In November 2011, Cellceutix filed its Investigational New Drug (IND) application for Kevetrin™, our novel anti-cancer drug, with the U.S. Food and Drug Administration (FDA). In December 2011, Cellceutix was notified by the FDA that the production manufactured by our vendor Formatech, Inc. for use in the clinical trials was not eligible because of GMP violations at Formatech. Cellceutix retained another formulation manufacturer and production was completed in March 2012. The manufactured product is now undergoing quality and stability testing. Once completed, Cellceutix will submit an amended IND to the FDA. The trials are planned at Dana Farber/ Harvard Cancer Center. The clinical trial will test Kevetrin™ against a variety of different cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

In December 2011,Cellceutix initiated a study in collaboration with Pioneer Valley Life Sciences Institute, a Baystate Medical Center/University of Massachusetts Amherst Research Partnership ("the Institute"), to collaborate on an innovative research project to investigate Kevetrin's antitumor activity related to risk factor aging. In February 2012, Cellceutix received data from this study that is helpful in further developing the potential of Kevetrin.

In January 2012,Cellceutix filed a patent application for KM-133, our compound to treat psoriasis and subsequently filed a request for a pre-IND meeting with the FDA. The meeting is now scheduled for mid June 2012.

In March 2012,Cellceutix entered into an agreement with Beth Israel Deaconess Medical Center(BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy.BIDMChopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

BIDMC initiated combination studies with multikinaseinhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, KevetrinphosphorylatesMDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin.

BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis.

This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended March 31, 2012 and 2011, (b) the financial position at March 31, 2012 and (c) cash flows for the three and nine month periods ended March 31, 2012 and 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2011.  The results of operations for the three and nine month periods ended March 31, 2012 are not necessarily indicative of those to be expected for the entire year.

The company has evaluated all subsequent events through the filing date of this form 10-Q with SEC, to ensure that this form 10-Q includes subsequent events that should be recognized in the financial statements as of March 31, 2012, and appropriate disclosure of subsequent events which were not recognized in the financial statements

3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through March 31, 2012, the Company has had a cumulative net loss of $14,698,226and a working capital deficit of $7,057,183 at March 31, 2012.  As of March 31, 2012, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

5.          Commitments and Contingencies

Settlement Agreement

On February 14, 2011, the Company announced it reached a settlement agreement on all outstanding claims and issues between the Company and our former CEO, Mr. Evans. Each party dropped their respective claims and as a result all of Mr. Evans accrued salaries and options were cancelled. The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars. Payment by the Company in the amount of $100,000 was made upon the signing of the agreement and $300,000 was paid in February 2012. These payments resulted in the cancelation of 1,840,229 shares of common stock.2,762,084 shares of common stock remain in escrow until additional payments are made under the agreement and are shown as Treasury Stock on the Company’s Balance Sheet.

The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock. The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966. As of March 31, 2012, the settlement liability was $ 536,275 of which $ 261,046 is due in February 2013 and recorded as current liability.

Pharmaceutical Compounds

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds;Kevetrin, KM 277 and KM 278, by their inventors. The Company was assigned all right, title, and interest to an additional three pharmaceutical compounds on October 17, 2007, KM 133 KM 362 and KM 3174. In July 2009, the Company was assigned all right, title, and interest to KM 732.In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon. The Company filed a patent application for Kevetrin and intends to file patent applications for each of the other six compounds as funds become available.

In December 2009, the Company was assigned all right, title and interest to a new compound, KM-391, which it intends to develop for the treatment of autism. In exchange for this compound, the Company agreed to pay the inventors $10,000 plus 4.5% of net sales the compound in countries where a composition of matter patent has been issued and 3% of net sales in other countries.

Employment Agreements

The Company’s accrued officers’ salaries and payroll taxes as of March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011

Krishna Menon	$1,346,250	$1,075,000
Leo Ehrlich	$1,108,750	$837,500
Accrued Payroll Taxes	$149,188	$118,121

	$2,604,188	$2,030,621

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

6.       Fair Value of Financial Assets and Financial Liabilities

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market

•	Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

•	Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

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

The Company’s remaining financial instruments consisted primarily of (level 1) cash and cash equivalents, accounts payable, accrued expenses and note payable. The carrying amounts of the Company’s financial instruments generally approximate their fair values as of March 31, 2012 and June 30, 2011 due to the short term nature of these instruments.

The Company did not have any level 3 instruments at March 31, 2012 but had convertible debentures as of June 30, 2011. The convertible debentures were paid in full in January 2012.

7.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. At March 31, 2012 and June 30, 2011, payables of $46,800 and $38,700 to KARD were included in accrued expenses, respectively. For the three and nine months ended March 31, 2012and 2011 and the period June 20, 2007 (date of inception) through March 31, 2012, the Company has included $2,700, $8,100, $2,700, $8,100 and $46,800 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the Father Company does not have an exclusive arrangement with KARD. All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three and nine months ended March 31, 2012and 2011 and the period June 20, 2007 (date of inception) through March 31, 2012, the Company incurred $9,990, $9,990, $747,207, $1,032,867, and $2,601,110 of research and development expenses conducted by KARD, respectively. At March 31, 2012and June 30, 2011 the Company has included a total of $1,685,515 and $1,780,515 in accounts payable to Kard respectively.

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

At March 31, 2012, $225,773 is accrued as interest expense on this note. During the nine months ended March 31, 2012, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of the demand note to $2,022,264

9.         Stock Options and Warrants:

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

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  As of March 31, 2012, the Consultant has been awarded a total of 360,000 options to purchase common stock valued at $157,988, each grant is to be vested over one year from date of issuance.  For the three and nine months ended March 31, 2012, the Company has expensed $18,251 and $50,029 to professional fees expense, related to these options.

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $62,015, which includes the option modification expense.  As of March 31, 2012, the Company has $2,621 remaining in prepaid expenses related to this agreement and expensed $7,863 and $23,589 for the three and nine months ended March 31, 2012.

On December 29, 2010 options to purchase 1,680,000 shares of the Company’s common stock were granted to a consultant for financial and administrative services rendered pursuant to the 2010 Company’s  Equity Incentive Plan, of which 840,000 options were exercisable at the date of grant and 840,000  options vested on June 30, 2011.  The options are exercisable at $0.10 per share.

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.  The Company recorded $0.0 and $1,093,416 in stock based compensation for the three and nine months ended March 31, 2012 and a cumulative total of $3,292,248 in stock based compensation as of March 31, 2012.

In July 2011 we issued options to purchase 50,000 shares of our common stock to a consultant for services rendered to the Company valued at $28,000.

The fair value of each option for the nine months ended March 31, 2012 and 2011 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Expected term (in years)	5 – 10	5 – 10
Expected stock price volatility	142.51% – 148.15%	121.23% – 152.05%
Risk-free interest rate	1.97% – 3.0%	0.88% – 3.75%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,355,430	$0.25	1.36	—
Granted	38,442,500	0.11	9.24	—
Exercised	—	—	—	—
Forfeited/expired	(2,755,430)	0.25	—	—
Outstanding at June 30, 2011	39,042,500	$0.12	9.15	$24,003,475
Granted	140,000	0.58	7.00	$4,300
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding at March 31, 2012	39,182,500	$0.12	8.64	$15,819,150
Exercisable at March 31, 2012	39,117,623	$0.11	8.63	$15,816,685

The Company recognized of $1,175,445 and $2,481,150 of compensation costs related to option awards granted during the nine months ended March 31, 2012 and 2011, $18,251 and $1,042,151 for the three months ended March 31, 2012 and 2011 and $5,042,046 for the period from inception to March 31, 2012, respectively, and there is $28,401 of unamortized compensation cost expected to be recognized through December 31, 2012.  This includes the additional compensation costs related to the Board of Director’s approval to extend the term of all outstanding options an additional two years.

As of December 31, 2010, there were 2,964,000 warrants issued and outstanding with a weighted average exercise price of $0.81.  The warrants were to expire in September 2010, however in September 2010; the Company approved the extension of these warrants to December 31, 2013.

During the months of October, November and December 2011, warrants to purchase 2,500,000 shares of the Company’s Class A common stock were issued to an investor pursuant to his purchase of 2,500,000 shares of the Company’s Class A common stock at $0.40 per share. Under ASC 815-40-25, the fair value of these warrants should be reported as a liability, Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-25 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The warrants were valued at $417,608 at the time of issuance and recorded as a liability. At December 31, 2011, the warrants were valued at $1,327,500 and the warrant liability was increased by $909,892. On January 12, 2012, the subscription agreement was modified to remove the cashless exercise provision, and provide for “piggy-back” registration rights. The warrants were valued as of January 12, 2012 and the value reduced by $470,000. The remaining $857,000 of warrant value was reclassified from a liability to equity. As of March 31, 2012, these 2,500,000 warrants are outstanding with an exercise price of $1.00 and expire in October, November and December 2014.

10.           Equity Transactions

On August 29, 2011, the Company issued 100,000 shares of Class A common stock to consultants for services rendered in the first quarter of fiscal year 2012.The 100,000 shares of common stock are valued at a total of $38,000.

On September 9, 2011, the company issued 471,518 common shares of the company stock to White Star LLC and 235,759 common shares to Dahlia Nordlicht upon conversion of convertible debentures. (see note 11)

On November 8, 2011, the Company issued a total of 125,000 shares of Class A common stock to two consultants and a member of its scientific advisory board valued at $51,250.

On January 11, 2012, the Company issued a total of 200,000 shares of Class A common stock to a consultant valued at $90,000.

On March 7, 2012 the Company issued a total of 265,228 shares of Class A common stock as charitable contributions valued at $137,920.

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

12.           Subsequent Events

Cellceutix has been advised that a “Notice of Intent to Sell” 184,375 shares of the Company’ Class A Common Stock issued to Formatech, Inc. for services that were not completed (See Note 1), has been filed by Formatech’s Bankruptcy trustee. Cellceutix has engaged an attorney with the aim of recovering these shares. A court hearing for this Motion is scheduled for June 28, 2012.

On April 26, 2012, the Company issued 300,000 shares of Class A common stock to consultants for services. The 300,000 shares of common stock are valued at a total of $138,000 based on the closing bid price as quoted on the OTC Bulletin Board on April 25, 2012 of $0.46 per share. On May 3, 2012, the Company issued a total of 100,000 shares of Class A common stock to two consultants for services. The 100,000 shares of common stock are valued at a total of $48,000 based on the closing bid price as quoted on the OTC Bulletin Board on May 2, 2012 of .46 per share. In addition a total of 50,000 three (3) year stock purchase options exercisable at $0.54 were issued. The options vest on June 30, 2012.

On May 7, 2012 the Company announced that Syracuse University’s basketball coach Jim Boeheim joined Cellceutix as an advisor to the Company.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000. Initial funding was One Hundred Thousand USD ($100,000) for the purchase 10,000 Series A Convertible Preferred Shares, and was closed on May 8, 2012. Subscription Agreement provides for installment Funding Amounts to take place every thirty days after initial closing date for an amount of the lesser of (i) $75,000 or (ii) twenty five (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days. The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion. Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrants shall be issued to the Subscriber which warrant shall be exercisable at the conversion price of the common shares issued. The Series A Convertible Preferred shares do not pay dividends. The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

 On May 8, 2012, the Company renegotiated the terms of the outstanding balance of principle and interest $2,248,037, as of March 31, 2012, represented by the Ehrlich Promissory Note C issued to Leo Ehrlich for funds he loaned to the company. In connection therewith, the Company renegotiated the interest on the loan from 9% simple interest to 10% simple interest and issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

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

Management’s Plan of Operation

We are a developmental stage biopharmaceutical company. We plan to transition to a clinical stage company in mid 2012. In November 2011, Cellceutix filed an Investigational New Drug (IND) application for Kevetrin™, our novel anti-cancer drug, with the U.S. Food and Drug Administration (FDA). In December 2011, Cellceutix was notified by the FDA that the production manufactured by our vendor Formatech, Inc. for use in the clinical trials, was not eligible because of GMP violations at Formatech. Cellceutix retained another formulation manufacturer and production was completed in March 2012. The manufactured product is now undergoing quality and stability testing. Once completed, Cellceutix will submit an amended IND to the FDA. The trials are planned for at Dana Farber/ Harvard Cancer Center. The clinical trial will test Kevetrin™ against a variety of different cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

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

In December 2011,Cellceutix initiated a study in collaboration with Pioneer Valley Life Sciences Institute, a Baystate Medical Center/University of Massachusetts Amherst Research Partnership ("the Institute"), to collaborate on an innovative research project to investigate Kevetrin's antitumor activity related to risk factor aging. In February 2012, Cellceutix received data from this study that is helpful in further developing the potential of Kevetrin.

In January 2012,Cellceutix filed a patent application for KM-133, our compound to treat psoriasis and subsequently filed a request for a pre-IND meeting with the FDA. The Company now has a meeting scheduled in mid June 2012 with the FDA.

In March 2012,Cellceutix entered into an agreement with Beth Israel Deaconess Medical Center(BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy.BIDMChopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

BIDMC initiated combination studies with multikinaseinhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, KevetrinphosphorylatesMDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin.

BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis.

This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies.

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

Subsequent Events

Cellceutix has been advised that a “Notice of Intent to Sell” 184,375 shares of the Company’ Class A Common Stock issued to Formatech, Inc. for services that were not completed (See Note 1), has been filed by Formatech’s Bankruptcy trustee. Cellceutix has engaged an attorney with the aim of recovering these shares. A court hearing for this Motion is scheduled for June 28, 2012.

On April 26, 2012, the Company issued 300,000 shares of Class A common stock to consultants for services. The 300,000 shares of common stock are valued at a total of $138,000 based on the closing bid price as quoted on the OTC Bulletin Board on April 25, 2012 of .46 per share.

On May 3, 2012, the Company issued a total of 100,000 shares of Class A common stock to two consultants for services. The 100,000 shares of common stock are valued at a total of $48,000 based on the closing bid price as quoted on the OTC Bulletin Board on May 2, 2012 of $0.46 per share. In addition a total of 50,000 three (3) year stock purchase options exercisable at $0.54 were issued. The options vest on June 30, 2012.

On May 7, 2012 the Company announced that Syracuse University’s basketball coach Jim Boeheim joined Cellceutix as an advisor to the Company.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000. Initial funding was One Hundred Thousand USD ($100,000) for the purchase 10,000 Series A Convertible Preferred Shares, and was closed on May 8, 2012. Subscription Agreement provides for installment Funding Amounts to take place every thirty days after initial closing date for an amount of the lesser of (i) $75,000 or (ii) twenty five (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days. The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion. Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrants shall be issued to the Subscriber which warrant shall be exercisable at the conversion price of the common shares issued. The Series A Convertible Preferred shares do not pay dividends. The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

On May 8, 2012, the Company renegotiated the terms of the outstanding balance of principle and interest $2,248,037, as of March 31, 2012, represented by the Ehrlich Promissory Note C issued to Leo Ehrlich for funds he loaned to the company. In connection therewith, the Company renegotiated the interest on the loan from 9% simple interest to 10% simple interest and issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

Significant Milestones In Kevetrin’s Development

The following are studies completed and incorporated into our investigational new drug application (IND) filed on November 7, 2011 which is presently on hold.

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

We have incurred $4,738,972 in research and development expenses from inception through March 31, 2012.We have not obtained sufficient funding for our drug development business plan, nor have we generated any revenues, nor do we not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

The Company believes that this compound meets the requirements of FDA 505 (b) (2).This would allow the clinical study to begin at an advanced stage of clinical testing. The Company filed a request with the FDAfor a pre-IND meeting thatisnow scheduled for mid June 2012.

Liquidity and Capital Resources

As of March 31, 2012, the Company had a cash balance of $93,660. The Company will need to raise substantial funds in order to execute its product development plan. Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2012. The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

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

On January 12, 2012 we amended the terms of the 2,500,000 Warrants issued to Subscriber.   The amended terms eliminated the provision allowing for cashless exercise and provided for 'Piggy Back Registration Rights”.

On November 8, 2011, the Company issued a total of 125,000 shares of Class A common stock to two consultants and a member of its scientific advisory board valued at $51,250.

On May 8, 2012, the Company renegotiated the terms of the outstanding balance of principle and interest $2,248,037, as of March 31, 2012, represented by the Ehrlich Promissory Note C issued to Leo Ehrlich for funds he loaned to the company. In connection therewith, the Company renegotiated the interest on the loan from 9% simple interest to 10% simple interest and issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

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

1	Research and Development of $900,000: Includes planned costs for Kevetrin of $150,000, and $750,000 in preclinical development costs for our other compounds.

2	Clinical trials – We have budgeted $2,500,000 for our planned Phase 1 trials of Kevetrin

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately$4,750,000 (as per current management’s budgets). The Company does not have any arrangements at this time for equity or other financings towards meeting this financing requirement. If we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a) (4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 covered by this Quarterly Report on Form 10-Q.Based upon such evaluation, the Chief Executive Officer andChief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2012.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Toxikon Corporation, a vendor, has initiated litigation with claims that it is owed a balance of approximately $100,000 plus interest and legal fees. Cellceutix has retained a lawyer and is disputing these claims and believes there is no balance owed. Depositions are anticipated for April/May 2012.

Cellceutix has been advised that a “Notice of Intent to Sell” 184,375 shares of the Company’ Class A Common Stock issued to Formatech, Inc. for services that were not completed has been filed by Formatech’s Bankruptcy trustee. Cellceutix has engaged an attorney with the aim of recovering these shares. A court hearing for this Motion is scheduled for June 28, 2012.

Item 1a. Risk Factors

We are a "smaller reporting company" as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item.

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

On March 7, 2012 ,the Company issued a total of 265,228 shares of Class A common stock as charitable contributions valued at $122,005.

On April 26, 2012, the Company issued 300,000 shares of Class A common stock to consultants for services. The 300,000 shares of common stock are valued at a total of $138,000 based on the closing bid price as quoted on the OTC Bulletin Board on April 25, 2012 of .46 per share.

On May 3, 2012, the Company issued a total of 100,000 shares of Class A common stock to two consultants for services. The 100,000 shares of common stock are valued at a total of $48,000 based on the closing bid price as quoted on the OTC Bulletin Board on May 2, 2012 of .46 per share. In addition a total of 50,000 three (3) year stock purchase options exercisable at $.54 were issued. The options vest on June 30, 2012.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000. Initial funding was One Hundred Thousand USD ($100,000) for the purchase 10,000 Series A Convertible Preferred Shares, and was closed on May 8, 2012. Subscription Agreement provides for installment Funding Amounts to take place every thirty days after initial closing date for an amount of the lesser of (i) $75,000 or (ii) twenty five (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days. The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion. Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrants shall be issued to the Subscriber which warrant shall be exercisable at the conversion price of the common shares issued. The Series A Convertible Preferred shares do not pay dividends. The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

On May 8, 2012, the Company renegotiated the terms of the outstanding balance of principle and interest $2,248,037, as of March 31, 2012, represented by the Ehrlich Promissory Note C issued to Leo Ehrlich for funds he loaned to the company. In connection therewith, the Company renegotiated the interest on the loan from 9% simple interest to 10% simple interest and issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibit index

31-1	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32-1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

(b)  Reports on Form 8-K

(1)	The Company filed a Form 8-K on January 25, 2012 related to Item 3.02 Unregistered Sales of Equity Securities on the conversion of debt to Class A common stock.

(2)	The Company filed a Form 8-K on April 20, 2012 related to Item 8.01 Other Events, related to a Notice of Intent to Sell” 184,375 shares of the Company’ Class A Common Stock by the Bankruptcy Trustee of Formatech, a past vendor of Cellceutix

(3)	The Company filed a Form 8-K on January 25, 2012 related to Item 3.02 Unregistered Sales of Equity Securities; Item 5.03 Amendments to Articles of Incorporation or Bylaws, or Change of Fiscal Year; and Item 8.01: Other Events , related to various corporate matters

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

Dated: May 21, 2012

