Form 10-K
period 2012-06-30
Cellceutix CORP
filed 2012-10-12
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO __________

Commission File Number:000-52321

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

Yes☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes☐No☒

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

Yes☐ No☒.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐NO☒.

Issuer's revenues for its most recent fiscal year were $0.00

The aggregate market value of voting stock held by non-affiliates of the Registrant at September 30, 2012 was $49,828,581 computed by reference to the last traded sale price as reported on the Over the Counter market on such date.

There were 93,124,151 and -0- shares, respectively, of the registrant’s $ 0.0001 par value Class A and Class B common stock outstanding as of September 30, 2012.

1111

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

In connection with an offering by the Company of up to 2,500,000 shares at $0.40 per share (the “Offering”), a “Subscriber” purchased from October 11, 2011 through December 7, 2011, 2,500,000 shares of the Company’s Class A common stock for a total payment of $1,000,000.  In addition, the Subscriber was issued 2,500,000 Stock Purchase Warrants.  Each warrant is exercisable into one share of the Company’s Class A common stock at $1.00 per share.On January 12, 2012 we amended the terms of the 2,500,000 Warrants issued toSubscriber.   The amended terms eliminated the provision allowing for cashless exercise and provided for 'Piggy Back Registration Rights”.

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

In January 2012, Cellceutix filed a patent application for Prurisol™,  also known as  KM-133, a compound to treat psoriasis.

In March 2012, Cellceutix entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with our anti cancer compound, Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC hopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, KevetrinphosphorylatesMDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin.BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies.

On May 7, 2012,  Cellceutix announced that Syracuse University’s basketball coach Jim Boeheim joined Cellceutix as an advisor to the Company.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  Initial funding was One Hundred Thousand USD ($100,000) for the purchase of 10,000 Series A Convertible Preferred Shares.  Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.   Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of

issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

In June 2012,  Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™, our drug for treating psoriasis. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials.

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. The trial is registered on www.clinical trials.gov . http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Subsequent Events

On September 10, 2012 Cellceutix announced that it is in discussions with a major European university wishing to conduct clinical trials on Kevetrin.  The university wishes to test Kevetrin as a combination therapy for leukemia with drugs proprietary to one of the world’s largest pharmaceutical companies. Pursuant to a confidentiality agreement, Cellceutix cannot identify the university or the pharmaceutical company at this time.

On September 13, 2012,  the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB),  symbol “CTIX”.

OVERVIEW

We have acquired exclusive rights to eight (8) different pharmaceutical compound candidates that are designed for treatment of diseases which exist, or may exist in the future.  The Company will spend most of its efforts and resources on its Phase 1 trial at Dana Farber Cancer Center and Beth Israel Deaconess Hospital for its anti-cancer compound, Kevetrin™.  The Company will also be spending time and resources advancing Prurisol, for the treatment of psoriasis, towards an FDA application for a phase 2/3 clinical trial.

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

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $16,336,918 at June 30, 2012.  For the year ended June 30, 2012, the Company had a net loss of $4,942,442.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cytotoxicity: is the quality of being toxic to cells.

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

LTB4: Leukotriene B4 (LTB4) is a notable participant in inflammation and chemotaxis.

P53, also known as protein 53:  A tumor suppressor gene that is mutated in many human cancers and results in the loss of a cell’s ability to check for DNA damage.

Small Molecule Drug:  A medicinal drug compound having a molecular weight of less than 1,000 Daltons, and typically between 300 and 700 Daltons.

Western Blot Analysis: A technique used to identify and locate proteins based on their ability to bind to specific antibodies.

Xenograft: The cells of one species transplanted to another species.

The Company’s Pipeline Consists of the Following Compounds:

Compound	Disease	Development Stage
Kevetrin	Cancer	Phase 1
KM 133	Psoriasis	Preclinical
KM 391	Autism	Preclinical
KM 277	Arthritis	Preclinical
KM 278	Arthritis/Asthma	Preclinical
KM 362	MS/ALS/Parkinsons	Early R&D
KM-3174	Cancer	Early R&D
KM-732	Hypertensive emergency	Early R&D

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

Kevetrin mechanism involves p53 and p21

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

Study at Beth Israel Deaconess Medical Center

In March 2012, Cellceutix entered into an agreement with Beth Israel Deaconess Medical Center(BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with our anti cancer compound, Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC hopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, KevetrinphosphorylatesMDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies.

Phase 1 ClinicalTrial at Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. The trial is registered on www.clinicaltrials.gov (http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1 )

Compound: KM-133

Disease: Psoriasis

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

Regulatory

In June 2012 Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials.

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

Conclusions

Treatment with KM-391 for 90 days resulted in:

Correction of abnormal behavior (p<0.05 vs. controls and fluoxetine)

Increased plasticity of brain ~ 85% by Day 100

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

Conclusions: The administration of KM-391 significantly (p<0.01) increased serotonin levels in all 3 regions of the brain: cerebral cortex, hippocampus, and caudate nucleus, from very low levels as observed with 5,7-DHT-induced autism to normal levels as observed in placebo treated control without the 5,7-DHT.     These results further support the testing of KM-391 as a possible therapeutic agent in the treatment of autism in patients.

Further experiments are planned but are presently delayed due to our focus on Kevetrin and Prurisol.

Compound: KM 277

Disease: Arthritis

In-vivo studies on over 1,000 animal subjects have been conducted to check for potential efficacy of KM 277 in rheumatoid arthritis. These studies, as well as related in vitro assays, have led the Company’s management to believe that the compound has developmental potential for the treatment of the disease.

Further experiments are planned but are presently delayed due to our focus on Kevetrin and Prurisol.

Compound: KM 278

Disease: Arthritis/Asthma

KM 278 showed potential efficacy in both Osteoarthritis animal models and Asthma animal models.  KM 278 was tested against standard treatment for asthma and Osteoarthritis. These studies have led the Company’s management to believe that the compound has developmental potential for the treatment of asthma and Osteoarthritis.

Further experiments are planned but are presently delayed due to our focus on Kevetrin and Prurisol.

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

Further experiments are planned but are presently delayed due to our focus on Kevetrin and Prurisol.

Compound: KM-3174

Disease: Cancer

This is a very early stage developmental compound in the treatment of cancer. After additional in vitro and in vivo studies the Company will determine whether to advance this compound for further development.

Further experiments are planned but are presently delayed due to our focus on Kevetrin and Prurisol.

Compound: KM-732

Disease: Hypertensive Emergency

This is a very early-stage developmental compound with potential for the treatment of hypertensive emergency.  After additional in vitro and in vivo studies, the Company will determine whether to advance this compound for further development.

Further experiments are planned but are presently delayed due to our focus on Kevetrin and Prurisol.

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

In January 2012, Cellceutix filed a U.S. patent application covering the pharmaceutical formulation of Prurisol™, also known as  KM-133, a compound to treat psoriasis.

The Company intends to file patent applications for the other compounds as funds become available.

OUR STRATEGY

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of cancer and inflammatory disease.  Our strategy is to use our business and scientific expertise to maximize the value of our pipeline.  We will do this by focusing initially on our lead compounds, Kevetrin and Prurisol and advancing  them as quickly as possible along the regulatory pathway.  We will develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our products.  In order to successfully develop and market our products, we may have to partner with other companies.  Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

MANUFACTURING

The Company does not intend to establish, manufacturing  capabilities or facilities to produce its product candidates (compounds)  in the near or mid-term. The Company intends on using outside sources for its manufacturing needs. The Company may continue to use the services of Kard, Inc. to manufacture small quantities of compounds for animal and in-vitro studies.   (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

GOVERNMENT REGULATION

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

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug's potential safety and benefits. We submit this data to the FDA in an investigational new drug application (IND) seeking their approval to test the compound in humans.  Presently we have a number of compounds that would be classified in the category of preclinical testing.

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

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed development pipeline.  The same is true for our psoriasis compound, Prurisol,  as there are many drugs approved to treat various forms of psoriasis and many more in the publicly disclosed development pipeline.   Our success depends on our ability to identify tumor or psoriasis  types where these drugs have an advantage over existing therapies and those in the publicly disclosed development pipeline.

EMPLOYEES

As of June 30, 2012, the Company had two (2) employees, Dr. Krishna Menon, and Mr. Leo Ehrlich.  Messrs. Krishna Menon and Leo Ehrlich executed employment agreements with the Company on December 29, 2010.  The Company expects to conduct its operations using contractors and consultants for the short term. The Company may hire additional full-time employees to be engaged in administration, research and development should the Company have adequate funds.

CORPORATE INFORMATION

The Company's corporate headquarters are located at 100 Cummings Center, Suite 151-B, Beverly, MA, 01915. The Company's telephone number is (978) 236-8717.

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

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	successful demonstration in clinical trials that our leading drug candidates, Kevetrin and/or Prurisol are safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	the successful commercialization of our product candidates; and

•	market acceptance of our products.

Our leading product candidate Kevetrin is at an early stage of its clinical trial, while our other products are categorized as pre-clinical. If we do not successfully develop and commercialize these products, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

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

our R&D efforts, including the timing and cost of clinical trials; and

our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

The report of our independent registered public accounting firm includes a going concern opinion, and we may not be profitable in the future, if ever.

As of June 30, 2012 we had $27,703 cash available to support operations or our business plan.  Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph  in its audit report which is included elsewhere in this Form 10-K. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have resources to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately five million eight hundred and fifty thousand dollars ($5,850,000) in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets. We may not be able to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, a regulatory filing for Prurisol, and our Phase 1 trial for our anti-cancer drug Kevetrin. This will delay:

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

Our drug candidates are in early developmental and clinical stages. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any of our drug candidates.

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

Presently, we are at the early stage of  a Phase 1 clinical trial for Kevetrin, our anti-cancer drug . The work-plan we have developed for the next twelve (12) months should enable us to advance Kevetrin’s Phase 1 trial and  file an IND application with the FDA to begin Prurisol’s (anti-psoriasis) clinical trials. If approved, it would  allow us to commence Prurisol’s Phase 2 trial.

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

Even if our product candidate Prurisol receives regulatory approval, commercialization may be adversely affected by regulatory actions requiring a boxed warning.

Even if we receive regulatory approval for our psoriasis product candidate Prurisol, we expect an approval to include a boxed warning regarding possible severe health  risks and side effects.  Products with boxed warnings are subject to more restrictive regulations than products without such warnings. Boxed restrictions would make it more difficult to market Prurisol.

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

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trials in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to engage in revenue-generating operations.

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

The Company is exposed to product liability, clinical and preclinical liability risks which could place a substantial financial burden upon the Company should it be sued.

The Company could be exposed to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. In addition, the use in the Company's clinical trials of pharmaceutical products that it may develop and the subsequent sale of these products by the Company or its potential collaborators may cause the Company to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

The Company does have a $5,000,000 liability insurance for the Kevetrin clinical trials. The Company cannot assure that such insurance will provide adequate coverage against the Company's potential liabilities.  Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on our  business, financial condition and results of operations.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our compounds and the proprietary compounds  of others with which we have entered into licensing agreements. We have filed two patent applications and expect to file a number of additional patent applications in the coming years.  There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the proprietary compounds owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the proprietary compounds. If any trade secret, know-how or other proprietary information and/or compounds not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

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

We do not currently have any products available for sale, so have not secured a sales and marketing staff.  If we successfully receive regulatory approval  to market a drug, we cannot generate sales without sales or marketing staff and must rely on our officers to provide any sales or marketing services until such staff are secured, if ever.

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

We may not be able to attract and retain highly skilled personnel or consultants.

Our ability to attract and retain highly skilled personnel or consultants is critical to our operations and expansion. We face competition for these types of personnel from other pharmaceutical companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than us. We may not be successful in attracting and retaining qualified personnel or consultants on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel or consultants, our business, prospects, financial condition and results of operations will be materially  adversely affected.

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

The Company believes the following persons are critical to the success of the Company.  The terms of their employment agreements between them and the Company are as follows:

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

For example, with respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline.  Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the OTC Bulletin Board“OTCBB”," your ability to sell your shares in the secondary trading market may be limited.

Our common stock is currently quoted on the over-the-counter “OTCBB” market. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the “OTCBB” at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

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

As of June 30, 2012, the last trade price of our common stock, as quoted on the OTC Markets Group, Inc.'s OTCBB, was $0.64.  The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2012, shareholders of the Company owned approximately 49,133,642 shares of restricted stock, or 51.7% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

Our directors and executive officers own or control a sufficient number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

At June 30, 2012, our directors and executive officers own or control approximately 45.5% % of our outstanding voting power. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of our company.

The dual class structure of our common stock can have the effect of concentrating voting control with Menon and/ or Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share on all matters submitted to a vote of our stockholders and our Class A common stock has one vote per share on all matters submitted to a vote of our stockholders. Menon and Ehrlich each have vested options that they can exercise and  convert to 18,000,000 shares of Class B common stock.  That alone could result in the equivalent of 360,000,000 votes of Class A shares.  As of September 30, 2012 we had  93,124,151 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.  Because of the ten-to-one voting ratio between our Class B and Class A common stock, upon issuances of Class B common stock, the Class B holders can collectively control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  Initial funding was One Hundred Thousand USD ($100,000) for the purchase of 10,000 Series A Convertible Preferred Shares.  Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.   Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

On  July 3, 2012a second Tranche funding  was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

On June 25, 2012 the subscriber converted 10,000  Preferred Shares equal to $100,000 face value at $0.39  per share based on 85% of the closing bid price on May 7,  2012 of $0.46.   The company issued to the subscriber 255,754  shares of Cellceutix common stock.  In connection thereto the Company issued 255,754  warrants to purchase common shares of Cellceutix Corporation at $0.39 per share  valid for five years.

On July 30,2012,  a third Tranche funding was made to purchase Series A Convertible Preferred shares  in the amount of seventy five thousand dollars ($75,000)  for the purchase 7,500 Series A Convertible Preferred Shares.

On Augusst 23, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to 75,000 face value at $0.485 per share on 85% of the closing bid price on August 14, 2012 of $0.571.  The Company issued to the subscriber 154,639 shares of Cellceutix common stock.  In connection thereto the company issued 154,639 warrants to purchase common shares of Cellceutix Corporation at $0.485 per share valid for five years.

On August 31, 2012 a fourth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 19, 2012the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315  shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On September 20, 2012 a fifth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

 On September 24, 2012 the subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 of $0.62   The company issued to the subscriber 142,315 shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

The shares and the warrants of the above fundings, and all subsequent fundings, are subject to piggy back registration rights.

The financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-K.

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2012 we had  94,968,905 shares of common stock outstanding, and , loans, warrants and options convertible to 51,001,782 shares of common stock outstanding.

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

As of June 30, 2012, approximately  49,134, 000 of the  94,968,905  issued and outstanding shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 5,838,000 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

                                                                                                                                                                                                                             28

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

We subcontract the laboratory research and development work to Kard Scientific which occupies 10,000 square foot in the same building.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $2,601,110.

Management believes that the property arrangement satisfies the Company’s current needs and is sufficient for the Company to monitor the developmental progress at its subcontractors.

ITEM 3. LEGAL PROCEEDINGS

Toxikon Corporation, a vendor, has initiated litigation with claims that it is owed a balance of approximately $100,000 plus interest and legal fees. Cellceutix has retained a lawyer and is disputing these claims and believes there is no balance owed.  We have filed a motion seeking leave to file a countersuit seekingdamages for loses suffered due to Toxikon’s delays in completing the project in the amount of approximately $350,000.

Formatech is a former vendor of ours which had had received Cellceutix common stock and had also gone bankrupt. In July 2012, Cellceutix was advised  that a US Bankruptcy Court judge has allowed  Formatech’s bankruptcy trustee to sell 184,375 restricted shares of Cellceutix Class A Common Stock. The proceeds of the sale will be held in escrow pending the outcome of Cellceutix’s claims against Formatech. Cellceutix has engaged an attorney with the aim of recovering these funds.

From time to time, the Company may become involved in various lawsuits andlegal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is not currently aware of any  other legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None,

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock symbol is "CTIX". It was quoted on the OTC Markets Group, Inc.'s (OTCQB), through October 2011.  Thereafter and currently the Company's stock quotation coverage is on the FINRA operated OTC Bulletin Board (OTCBB).

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

Quarter ended                                                                                                                                 Low price/High price

June 30, 2012	$0.46	$0.74
March 31, 2012	$0.45	$0.62
December 31, 2011	$0.32	$0.74
September 30, 2011	$0.33	$0.74
June 30, 2011	$0.65	$0.95
March 31, 2011	$0.14	$0.85
December 31, 2010	$0.10	$0.51
September 30, 2010	$0.45	$0.70

Series A Convertible Preferred Shares par value $.001

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  Initial funding was One Hundred Thousand USD ($100,000) for the purchase of 10,000 Series A Convertible Preferred Shares.  Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.   Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

 Number of Shareholders

As of June 30, 2012, a total of 94,968,905 of the Company’s common stock (shares) are outstanding and held by approximately 1165 shareholders.   Of this amount, approximatly 49,134,000shares are unrestricted, approximatly 5,838,000 shares are restricted securities held by non-affiliates, and the remaining approximatly 43,296,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2012, there were 5,719,754 warrants and 41,277,500 stock options to purchase the Company’s Common Stock outstanding.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plan Awards In Last Fiscal Year

None

Recent Cancellation of Unregistered Securities

On February 4, 2012, the Company cancelled 1,380,000  shares of common stock, that were previously included in Treasury Stock, related to Mr. Evans’ settlement agreement.  (  SEE ITEM 11 EXECUTIVE COMPENSATION,  (EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.)

Recent Sales of Unregistered Securities

On August 29, 2011, the Company issued 100,000 shares of Class A common stock to consultants for services rendered in the first quarter of fiscal year 2012.The 100,000 shares of common stock are valued at a total of $38,000.

On September 9, 2011, the company issued 471,518Class A  common shares of the company stock to White Star LLC upon conversion of $222,791 of the principal on our existing outstanding debentures and $12,965 for interest; and the company issued 235,759 common shares to Dahlia Nordlicht upon conversion of $111,397 of the principal on our existing outstanding debentures and $6,482 for interest. Each of the Notes was converted at the price of $.50 per share. The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On November 8, 2011, the Company issued a total of 125,000 shares of Class A common stock to two consultants and a member of its scientific advisory board valued at $51,249.

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

                                                                                                                                                                                                                                   31

On April 26, 2012, the Company issued 300,000 shares of Class A common stock to consultants for services. The 300,000 shares of common stock are valued at a total of $138,000 based on the closing bid price as quoted on the OTC Bulletin Board on April 25, 2012 of .46 per share.

On May 3, 2012, the Company issued a total of 100,000 shares of Class A common stock to two consultants for services. The 100,000 shares of common stock are valued at a total of $49,000 based on the closing bid price as quoted on the OTC Bulletin Board on May 2, 2012 of $0.49 per share. In addition a total of 50,000 three (3) year stock purchase options exercisable at $0.38 were issued. The options vest on June 30, 2012.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  Initial funding was One Hundred Thousand USD ($100,000) for the purchase of 10,000 Series A Convertible Preferred Shares.  Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.   Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

On May 12, 2012 the Company amended the subscription agreement to clarify that the installment funding to take place every thirty days after the initial closing date was at Cellceutix’s discretion.

On May 8, 2012, in connection with the renegotiation of an outstanding loan to Mr. Ehrlich, the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

From  April 26, 2012 to May 3, 2012 the  Company issued an aggregate of 400,000 Class A common shares valued at $187,000 for services rendered by various consultants and an advisor.  Additionally, the Company issued two consultants a total of 50,000 three  (3) year stock purchase options exercisable at $0.54 were issued.  The options vest on June 30, 2012.

On May 29, 2012 the Company issued 25,000 Class A common shares to a consultant for services rendered valued at $13,250 based on the closing bid price on May 25, 2012 of $0.53.

On June 25, 2012 the subscriber converted 10,000 Series A  Preferred Shares equal to $100,000 face value at $0.39  per share based on 85% of the closing bid price on May 7,  2012 of $0.46.   The company issued to the subscriber 255,754  shares of Cellceutix common stock.  In connection thereto, the Company issued 255,754  warrants to purchase common shares of Cellceutix Corporation at $0.39 per share  valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On June 29, 2012,  the Company  issued  50,000  Class A common shares to a consultant for services rendered. Shares were valued at $31,150 based on the closing bid price of $0.62 on June 28, 2012.

On  July 3, 2012a second Tranche funding  was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

On July 25, 2012 the Company  issued  25,000  Class A common shares to a consultant for advisory services rendered for the fiscal year ended June 30, 2012.  The common shares were valued at $14,750 based on the closing price of $0.59 on July  24, 2012.

On July 30,2012,  a third Tranche funding was made to purchase Series A Convertible Preferred shares  in the amount of seventy five thousand dollars ($75,000)  for the purchase 7,500 Series A Convertible Preferred Shares.

On August 1, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.49 per share based on 85% of the closing bid price on July 26, 2012 of $0.58.   The company issued to the subscriber 153,061 shares of Cellceutix common stock.  In connection thereto the Company issued 153,061 warrants to purchase common shares of Cellceutix Corporation at $0.49 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On August 23,  2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.485 per share based on 85% of the closing bid price on August 14, 2012 of $0.571.   The company issued to the subscriber 154,639 shares of Cellceutix common stock.  In connection thereto the Company issued 154,639  warrants to purchase common shares of Cellceutix Corporation at $0.485 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On August 26,  2012 the Company  issued  50,000  Class A common shares to a consultant for services rendered.   The common shares were valued at $30,000  based on the closing price of $0.60 on August 24, 2012.

On August 31, 2012 a fourth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 1, 2012 a consultant was granted the option to purchase 30,000 shares of Class A common sharesat $0.62 vested immediately, for a term of five years.

On September 7, 2012  a consultant exercised their option to purchase 250,000 shares of Class A common shares at $0.20, resulting in a payment to the Company of $50,000 and the issuance of 250,000 shares of Class A common stock.

On September 10, 2012 Cellceutix announced that it is in discussions with a major European university wishing to conduct clinical trials on Kevetrin.  The university wishes to test Kevetrin as a combination therapy for leukemia with drugs proprietary to one of the world’s largest pharmaceutical companies. Pursuant to a confidentiality agreement, Cellceutix cannot identify the university or the pharmaceutical company at this time.

On September 13, 2012,  the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

On September 19, 2012the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315  shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On September 20, 2012 a fifth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

 On September 24, 2012 the subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012  of $0.62.  The company issued to the subscriber 142,315 shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

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

Management’s Plan of Operation

We are a biopharmaceutical company that has recently transitioned to a clinical stage company. In June 2012, Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™ our compound targeting psoriasis. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol.

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.The trial is registered on www.clinical trials.gov . http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin, the Company’s flagship compound against cancers, has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

In March 2012, Cellceutix entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy.BIDMChopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

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

BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. At this time the study is in progress.

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

We acquired exclusive rights to a total of eight (8) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future. The Company has spent most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers, and on Prurisol, for the treatment of psoriasis. Based on the experimental studies results to date, the Company has decided to advance these drugs along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials.

Liquidity and Capital Resources

As of June 30, 2012, the Company had a cash balance of $27,703.  The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2013.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

During October, November, and December 2011, in connection with an offering by the Company of a maximum of up to 2,500,000 shares at $0.40 per share (the “Offering”), a “Subscriber” subscribed for 2,500,000 shares of the Company’s Class A common stock upon payment of $1,000,000. Subscriber is also entitled to one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock subscribed. On January 12, 2012 we amended the terms of the 2,500,000 Warrants issued toSubscriber.   The amended terms eliminated the provision allowing for cashless exercise and provided for 'Piggy Back Registration Rights”.

On May 8, 2012, the Company agreed to change  the interest rate on  the outstanding balance of principle and interest $2,248,037, as of March 31, 2012, represented by the Ehrlich Promissory Note C issued to Leo Ehrlich for funds he loaned to the company. In connection therewith, the interest on the loan was changed from 9% simple interest to 10% simple interest and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

The Company issued Convertible Debentures on May 7, 2008, with an interest rate at 9% per annum, for a total amount of $400,000. On September 9, 2011, the company issued 471,518 common shares of the company’s common stock to White Star LLC upon the conversion of the debenture’s principal and interest; and the company issued 235,759 common shares to Dahlia Nordlicht upon the conversion of the debenture’s principal and interest. Each of the Notes was converted at the price of $.50 per share. The shares were issued pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended. The Company issued a check and paid off the remaining Convertible Debenture balance in the amount of $167,100 plus interest of $14,826 on January 3, 2012

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  Initial funding was One Hundred Thousand USD ($100,000) for the purchase of 10,000 Series A Convertible Preferred Shares.  Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.   Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

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

1	Research and Development- $1,500,000 in preclinical development costs, including costs to manufacture Prurisol.

2	Clinical trials – $3,000,000. We have budgeted $1,500,000 for our Phase 1 Kevetrin trials and $1,500,000 for the Prurisol pilot study and phase 2/3 trials.

3	Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4	Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

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

Current status

Information on the status of the Kevetrin study at Harvard Cancer Centers is available at http://clinicaltrials.gov/ct2/show/nct01664000?term=kevetrin+rank=1

The phase 1 study is titled, “A Safety, Pharmacokinetic and Pharmacodynamic Study of Kevetrin in Patients With Advanced Solid Tumors.”

Nature, timing and estimated costs	The Company has budgeted $1,500,000 for the Phase 1 clinical study to be incurred over the next 12 months.
36
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Kevetrin will become marketable.

Project	Drug Development of Prurisol™ for Psoriasis

Current status

In June 2012 Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials.

Nature, timing and estimated costs

After formulation of Prurisol, we plan on applying for regulatory approvals to conduct phase 2\3 clinical studies in Europe and the U.S. We expect this to begin in 2013. The Company has budgeted $1,500,000 for the clinical studies to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Prurisol will become marketable.

The Company intends to commit limited resources towards the development of compounds other than Kevetrin and Prurisol during the next twelve (12) months.

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

The work-plan we have developed for the next twelve (12) months is expected to support our Phase 1 clinical trial for Kevetrin and the start of a Phase 2 clinical trial for Prurisol.  If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this may significantly impact our development timelines and/or our financing needs.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2012, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2012.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.  In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  For the year ended June 30, 2011, the Company had reflected $733,438 of grants as a one time reduction of research and development expenses. For the periods ended June 30, 2012 and 2011, and from inception to June 30, 2012, the Company incurred $632,805, $1,339,186 and $4,363,574 of research and development costs net of grants respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2012, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products which have gained market acceptance.  For the years ended June 30, 2012 and 2011 and from inception to June 30, 2012, the Company has charged to operations $98,610, $32,341and $168,293, respectively.

                                                                                                                                                                                                                        38

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

Not applicable to smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cellceutix Corporation

Beverly, Massachusetts

We have audited the accompanying consolidated balance sheets of Cellceutix Corporation (a development stage enterprise) (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  financial position of Cellceutix Corporation (a development stage enterprise) as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the two years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holtz Rubenstein Reminick LLP
New York, New York
October 12, 2012

Cellceutix Corporation
(A Development Stage Enterprise)

Balance Sheets

	June 30, 2012	June 30, 2011

Assets
Current assets:
Cash	$27,703	$68,661
Prepaid expenses	325	40,290
Other receivables (Grant)	-	204,144

Total current assets	28,028	313,095

Total assets	$28,028	$313,095

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,966,026	$2,139,527
(including related party payables of $1,695,820 and $1,789,818, respectively)
Accrued expenses	330,880	127,432
(including related party accruals of $316,130 and $119,598, respectively)
Accrued salaries and payroll taxes	2,789,571	2,030,621
Note payable to officer	2,022,264	2,002,264
Accrued settlement costs, current	270,055	300,859
Convertible debentures, current	-	167,099

Total current liabilities	7,378,796	6,767,802

Long Term Liabilities
Accrued settlement costs, net of current	275,229	484,158
Convertible debentures, net of current	-	349,213

Total liabilities	7,654,025	7,601,173

Stockholders' Deficit
Preferred stock; $.001 par value; 9,500,000 shares authorized
Series A convertible preferred stock; $.001 par value; 500,000 shares designated,
0 and 0 shares issued and outstanding as of June 30, 2012 and 2011, respectively	-	-
Common stock:
Class A, $.0001 par value; 300,000,000 shares authorized; 94,968,905 and 91,720,646 shares issued as of June 30, 2012 and 2011 and 92,206,821 and 87,578,562
shares outstanding as of June 30, 2012 and 2011, respectively	9,497	9,172
Class B (10 votes per share); $.0001 par value; 100,000,000 shares authorized, 0
shares issued and outstanding, respectively	-	-
Additional paid in capital	9,229,157	4,838,968
Deficit accumulated during development stage	(16,336,918)	(11,376,830)
Treasury stock 2,762,084 and 4,142,084 shares at cost as of June 30, 2012 and 2011
respectively	(527,733)	(759,388)

Total stockholders' deficit	(7,625,997)	(7,288,078)

Total Liabilities and Stockholders' Deficit	$28,028	$313,095

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Operations

			For the
			cumulative
			period from
			20-Jun-07
			(Date of
	For the Year	For the Year	Inception)
	Ended June	Ended June	through June
	30, 2012	30, 2011	30, 2012

Revenues	$-	$-	$-

Operating expenses:
Research and development, gross	632,805	2,072,624	5,097,012
Grants	-	(733,438)	(733,438)
Research and development, net of grants	632,805	1,339,186	4,363,574
General and administrative expenses	205,787	127,680	534,771
Officers' payroll and payroll tax expense	2,413,036	2,921,016	7,593,684
Professional fees	846,858	1,302,151	2,578,911
Patent expense	98,610	32,341	168,293

Total operating expenses	4,197,096	5,722,374	15,239,233

Loss from operations	(4,197,096)	(5,722,374)	(15,239,233)

Interest expense - net	(257,414)	(215,923)	(583,028)
Warrant expense	(439,892)	-	(439,892)
Net loss before provision for income taxes	(4,894,402)	(5,938,297)	(16,262,153)
Provision for income taxes	-	-	-

Net loss	$(4,894,402)	$(5,938,297)	$(16,262,153)

Deemed dividends	(65,686)	-	(65,686)
Net loss attributable to common stockholders	$(4,960,088)	$(5,938,297)	$(16,327,839)

Basic and diluted loss per share attributable to
common stockholders	$(0.06)	$(0.06)

Weighted average number of common shares used in basic
and fully diluted per share calculations	90,159,045	90,300,957

The accompanying notes are an integral part of these financial statements.

42

(A Development Stage Enterprise)

Statement of Changes in Stockholders' Deficit

For the cumulative
Period June 20, 2007 (Date of Inception)
through June 30, 2012

						Deficit
						Accumulated
	Common Stock		Preferred Stock		Additional	During the	Treasury Stock
		Par Value		Par Value	Paid-in	Development
	Shares	$ 0.0001	Shares	$ 0.001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007
(Inception)	1,000,000	$100	-	-	$-	$-	-	$-	$100

Net loss	-	-	-	-	-	(530)	-	-	(530)
Balance, June 30, 2007	1,000,000	100				(530)			(430)

Share exchange with
Cellceutix Pharma, Inc.
December 6, 2007	(1,000,000)	(100)	-	-	-	100	-	-	-

Share exchange in reverse
merger with Cellceutix
Pharma, Inc.
December 6,2007	82,000,000	8,200	-	-	-	(8,200)	-	-	-

Shares exchanged in a reverse
acquisition of Cellceutix
Pharma, December 6, 2007	9,791,000	979	-	-	-	(979)	-	-	-

Issuance of stock options	-	-	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a
stockholder	-	-	-	-	50	-	-	-	50

Capital contribution from a
stockholder	-	-	-	-	50	-	-	-	50

Shares issued for services,
April 28, 2008 at $1.05	100,000	10	-	-	104,990	-	-	-	105,000

Net loss	-	-	-	-	-	(510,193)	-	-	(510,193)
Balance June 30, 2008	91,891,000	9,189	-	-	148,623	(519,802)	-	-	(361,990)

Cancellation of shares issued
for services, December 31, 2008	(100,000)	(10)	-	-	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	-	-	142,162	-	-	-	142,162

Shares issued for services,
June 11, 2009 at $0.38	20,000	2	-	-	7,598	-	-	-	7,600

Shares issued for services,
June 30, 2009 at $0.38	25,000	3	-	-	9,497	-	-	-	9,500

Net loss	-	-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	-	-	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services,
July 6, 2009 at $0.43	25,000	2	-	-	10,748	-	-	-	10,750

Shares issued for services,
February 5, 2010 at $0.30	3,500	-	-	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	-	-	383,291	-	-	-	383,291

Shares issued for services
June 1, 2010 at $0.45	75,000	8	-	-	33,742	-	-	-	33,750

Net loss	-	-	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010	91,939,500	9,194	-	-	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services,
July 6, 2010 at $0.55	50,000	5	-	-	27,495	-	-	-	27,500

Cancellation of shares issued	(75,000)	(8)	-	-	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	-	-	237,098	-	-	-	237,098

Forgiveness of liability in
connection with settlement
with stockholder	-	-	-	-	932,966	-	-	-	932,966

Repurchase of common stock
in connection with settlement	-	-	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services,
March 1, 2011 at $0.32	184,375	18	-	-	58,982	-	-	-	59,000

Shares issued for services,
February 8, 2011 at $0.20	70,000	7	-	-	13,993	-	-	-	14,000

Cancellation of treasury stock	(460,229)	(45)	-	-	(99,955)	-	(460,229)	100,000	-

Shares issued for services,
May 26, 2011 at $0.81	12,000	1	-	-	9,719	-	-	-	9,720

Net loss	-	-	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011	91,720,646	9,172	-	-	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)

Issuance of stock options	-	-	-	-	2,114,386	-	-	-	2,114,386

Convertible debentures converted	707,277	71	-	-	353,564	-	-	-	353,635
to common stock
Shares issued for services,	100,000	10	-	-	37,990	-	-	-	38,000
August 29, 2011 at $0.38
Shares issued for services,	125,000	13	-	-	51,236	-	-	-	51,249
November 8, 2011 at $0.41
Shares issued for services,	200,000	20	-	-	89,980	-	-	-	90,000
January 11, 2012 at $0.45
Shares issued for charitable
contributions, March 7, 2012	265,228	26	-	-	137,894	-	-	-	137,920
at $0.52
Shares issued for services,	300,000	30	-	-	137,970	-	-	-	138,000
April 26, 2012 at $0.46
Shares issued for services,	100,000	10	-	-	48,990	-	-	-	49,000
May 3, 2012 at $0.49
Shares issued for services,	25,000	2	-	-	13,248	-	-	-	13,250
May 29, 2012 at $0.53
Shares issued for services,	50,000	5	-	-	31,145	-	-	-	31,150
June 29, 2012 at $0.62
Issuance of capital stock	2,500,000	250	-	-	582,143	-	-	-	582,393

Reclassification of warrants	-	-	-	-	857,500	-	-	-	857,500
into equity
Cancellation of treasury stock	(1,380,000)	(138)	-	-	(231,517)	-	(1,380,000)	231,655	-

Issuance of preferred stock	-	-	10,000	10	99,990	-	-	-	100,000

Deemed dividend's	-	-	-	-	65,686	(65,686)	-	-	-

Conversion of Preferred Stock to common stock	255,754	26	(10,000)	(10)	(16)
Net loss	-	-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance June 30, 2012	94,968,905	$9,497	-	-	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)

 The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Cash Flows

			period from
			20-Jun-07
			(Date of
	For the Year	For the Year	Inception)
	Ended June 30,	Ended June 30,	through June
	2012	2011	30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,894,402)	$(5,938,297)	$(16,262,153)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock and stock options issued as payment for
services compensation, services rendered, and
charitable contributions	2,703,933	3,423,044	6,689,118
Cancellation of stock issued for services	-	(11,250)	(28,750)
Amortization of accrued settlement costs	60,268	25,629	85,896
Gain (loss) on financial instruments	439,892	-	439,892
Changes in operating assets and liabilities:
Other receivables	204,144	(204,144)	-
Prepaid expenses	(1,010)	20,001	8,160
Accounts payable	(173,502)	952,093	1,966,075
Accrued expenses	207,869	191,119	548,291
Accrued officers' salaries and payroll taxes	758,949	806,102	3,722,536

Net cash used in operating activities	(693,859)	(735,703)	(2,830,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-	-	50
Sale of common stock	-	-	100
Sale of preferred stock	100,000	-	100,000
Payment of settlement liabilities	(300,000)	(100,000)	(400,000)
Loan from officer	20,000	900,370	1,925,587
Proceeds from convertible debentures	-	-	(167,099)
Redemption of convertible debentures	(167,099)	-	400,000
Proceeds from subscription	1,000,000	-	1,000,000
Net cash provided by financing activities	652,901	800,370	2,858,638

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(40,958)	64,667	27,703

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	68,661	3,994	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,703	$68,661	$27,703

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$14,826	$-	$14,826

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to note payable and
convertible debentures	$-	$137,964	$197,964
Cancellation of common stock for services	$-	$(33,750)	$(138,750)
Settlement of accrued payroll and payroll taxes	$-	$932,966	$932,966
Cancellation of common stock as a result of settlement	$-	$859,388	$859,388
Debt converted to common stock	$353,635	$-	$353,635
Cancellation of treasury stock	$(231,655)	$-	$(231,655)
Reclassification of warrants to equity	$857,500	$-	$857,500
Deemed dividend from beneficial conversion
feature on preferred stock	$(17,646)	$-	$(17,646)
Deemed dividend - warrants	$48,040	$-	$48,040
Conversion of preferred stock into common stock	$(16)	$-	$(16)

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

In connection with an offering by the Company of up to 2,500,000 shares at $0.40 per share (the “Offering”), a “Subscriber” purchased from October 11, 2011 through December 7, 2011, 2,500,000 shares of the Company’s Class A common stock for a total payment of $1,000,000.  In addition, the Subscriber was issued 2,500,000 Stock Purchase Warrants.  Each warrant is exercisable into one share of the Company’s Class A common stock at $1.00 per share.  On January 12, 2012 we amended the terms of the 2,500,000 Warrants issued to Subscriber.   The amended terms eliminated the provision allowing for cashless exercise and provided for 'Piggy Back Registration Rights”.

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

In January 2012, Cellceutix filed a patent application for Prurisol™,  also known as  KM-133, a compound to treat psoriasis.

In March 2012, Cellceutix entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with our anti cancer compound, Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC hopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, KevetrinphosphorylatesMDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin.BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies.

On May 7, 2012,  Cellceutix announced that Syracuse University’s basketball coach Jim Boeheim joined Cellceutix as an advisor to the Company.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  Initial funding was One Hundred Thousand USD ($100,000) for the purchase of 10,000 Series A Convertible Preferred Shares.  Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.   Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

In June 2012,  Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™, our drug for treating psoriasis. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials.

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. The trial is registered on www.clinical trials.gov . http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

On September 10, 2012 Cellceutix announced that it is in discussions with a major European university wishing to conduct clinical trials on Kevetrin.  The university wishes to test Kevetrin as a combination therapy for leukemia with drugs proprietary to one of the world’s largest pharmaceutical companies. Pursuant to a confidentiality agreement, Cellceutix cannot identify the university or the pharmaceutical company at this time.

On September 13, 2012,  the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB),  symbol “CTIX”.

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through June 30, 2012, the Company has had a deficit accumulated during development stage of $16,336,918 and a working capital deficit of $7,350,768 at June 30, 2012.  As of June 30, 2012, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

The economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.  On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000. From May 8, 2012 to September 30, 2012, the Company received $400,000 through purchases of the preferred stock by the subscriber.

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

3.         Significant Accounting Policies

The significant accounting policies followed are:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2012 and 2011.

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

Research and Development

Expenditures for research, development, and engineering of products are expensed as incurred.   In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.   For the year ended June 30, 2011, the Company has reflected $733,438 of grants as a one time reduction of research and development expenses. For the periods ended June 30, 2012 and 2011, and since inception, the Company incurred $632,805, $1,339,186 and $4,363,574 of research and development costs net of grants respectively.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  As of June 30, 2012, the Company has expensed the costs associated with obtaining patents as the Company has not yet developed products which have gained market acceptance.  For the years ended June 30, 2012 and 2011 and from inception to June 30, 2012, the Company has charged to operations $98,610, $32,341 and $168,293, respectively.

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

 The Company has identified its U.S. Federal incometax return and its State return in Massachusetts as its majortax jurisdictions. The fiscal 2011 and forward years are still open for examination.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 51,001,781 and 47,013,732 were excluded from the computation of diluted earnings per share for the years ended June 30, 2012 and 2011, respectively, because their effect is anti-dilutive.

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

The components of stock based compensation  related to stock options recognized in the Company’s Statement of Operations for the years ended June 30, 2012 and 2011 and since inception are as follows:

	For the year ended June 30, 2012	For the year ended June 30, 2011	For the cumulative period from June 20, 2007 (Date of Inception) through June 30, 2012

Officers’ stock compensation	$1,995,416	$2,429,564	$4,849,629

Consulting	158,929	910,760	1,168,338
Patent expense	—	—	19,443
	$2,154,345	$3,340,324	$6,037,410

Recent Accounting Pronouncements

 In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this guidance will not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 is intended to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this guidance will not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The adoption of this guidance will not have a material effect on the Company’s financial statements.

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of this guidance will not have a material effect on the Company’s financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.         Commitments and Contingencies

Settlement Agreement

On February 14, 2011, the Company announced it reached a settlement agreement on all outstanding claims and issues between the Company and our former CEO, Mr. Evans. Each party dropped their respective claims and as a result all of Mr. Evans accrued salaries and options were cancelled.  The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars.   Payment by the Company in the amount of $100,000 was made upon signing of the agreement, which resulted in reducing the liability owed to Mr. Evans; cancelling 460,229 shares of common stock On February 4, 2012, the Company made the second payment of $300,000 to Mr. Evans and cancelled 1,380,000 shares of its common stock.  The remaining 2,762,084 shares of common stock held in escrow until additional payments are made under the agreement are shown as Treasury Stock on the Company’s Balance Sheet.

The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock. The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966.  As of June 30, 2012, the settlement liability is $545,284 of which $ 270,055 is due in February 2013 and recorded as current liability.

Legal

Toxikon Corporation, a vendor, has initiated litigation with claims that it is owed a balance of approximately $100,000 plus interest and legal fees pursuant to a manufacturing agreement. Cellceutix has retained a lawyer and is disputing these claims and believes there is no balance owed.  We have filed a motion seeking leave to file a countersuit seekingdamages for loses suffered due to Toxikon’s delays in completing the project in the amount of approximately $350,000.

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

The Company has recorded accrued officers’ salaries and payroll taxes are as follows:

	2012	2011

Krishna Menon	$1,442,500	$1,075,000
Leo Ehrlich	$1,205,000	$837,500
Accrued Payroll Taxes	$142,071	$118,121

	$2,789,571	$2,030,621

5.         Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At June 30, 2012 and June 30, 2011, payables of $49,500 and $38,700 to KARD were included in accrued expenses, respectively. For the fiscal years ended June 30, 2012 and 2011 and the period June 20, 2007 (date of inception) through June 30, 2012, the Company has included $10,800, $10,800 and $49,500 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the fiscal years ended June 30, 2012 and 2011 and the period June 20, 2007 (date of inception) through June 30, 2012, the Company incurred $9,990, $1,227,731, and $2,601,110 of research and development expenses conducted by KARD, respectively.  At June 30, 2012 and 2011 the Company has included a total of $1,685,515 and $1,780,515 in accounts payable to Kard respectively.

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

On May 8, 2012, in connection with the renegotiation of an outstanding loan to Mr. Ehrlich, the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

At June 30, 2012, $266,630 is accrued as interest expense on this note. During the year ended June 30, 2012, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of the demand note to $2,022,264

7.         Stock Transactions

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

On November 8, 2011, the Company issued a total of 125,000 shares of Class A common stock to two consultants and a member of its scientific advisory board valued at $51,249.

On January 11, 2012, the Company issued a total of 200,000 shares of Class A common stock to a consultant valued at $90,000.

On February 2, 2012 the Company paid $300,000 to Mr. Evans and cancelled 1,380,000 shares of common stock related to Mr. Evans settlement agreement.

On March 7, 2012,  the Company issued a total of 265,228 shares of Class A common stock as charitable contributions valued at $137,920.

On April 26, 2012, the Company issued 300,000 shares  of Class A common stock to a consultant valued at $138,000.

On May 3, 2012,  the Company issued a total of 100,000 shares of Class A common stock  to two consultant valued at $49,000.

On May 29, 2012, the Company issued 25,000 shares  of Class A common stock to a consultant valued at $13,250.

On June 29, 2012, the Company issued 50,000 shares of Class A common stockto a consultant valued at $31,150.

Series A Convertible Preferred Shares par value $.001

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  Initial funding was One Hundred Thousand USD ($100,000) for the purchase of 10,000 Series A Convertible Preferred Shares.  Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25% ) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.   Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

On September 13, 2012,  the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

On  July 3, 2012a second Tranche funding  was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

                                                                                                                                                                                                                               52

On June 25, 2012 the subscriber converted 10,000  Preferred Shares equal to $100,000 face value at $0.39  per share based on 85% of the closing bid price on May 7,  2012 of $0.46.   The company issued to the subscriber 255,754  shares of Cellceutix common stock.  In connection thereto the Company issued 255,754  warrants to purchase common shares of Cellceutix Corporation at $0.39 per share  valid for five years.

On July 30,2012,  a third Tranche funding was made to purchase Series A Convertible Preferred shares  in the amount of seventy five thousand dollars ($75,000)  for the purchase 7,500 Series A Convertible Preferred Shares.

On August 1, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.49 per share based on 85% of the closing bid price on July 25, 2012 of $0.59.   The company issued to the subscriber 154,799 shares of Cellceutix common stock.  In connection thereto the Company issued 154,799 warrants to purchase common shares of Cellceutix Corporation at $0.49 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On August 23,  2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.485 per share based on 85% of the closing bid price on August 14, 2012 of $0.571.   The company issued to the subscriber 154,639 shares of Cellceutix common stock.  In connection thereto the Company issued 154,639  warrants to purchase common shares of Cellceutix Corporation at $0.485 valid for five years.

On August 31, 2012 a fourth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 19, 2012the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315  shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On September 20, 2012 a fifth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 24, 2012 the subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012  of $0.62.  The company issued to the subscriber 142,315 shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

The shares and the warrants of the above fundings, and all subsequent fundings, are subject to piggy back registration rights.

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

On May 6, 2010, the Company entered into a two year agreement with an individual for consulting services.  In exchange for these services, the Company granted the Consultant 200,000 options to purchase common stock.  The options were valued using the Black-Scholes option model for $52,257.  As of June 30, 2012, the Company recorded a remaining expense of $26,210related to this agreement.

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

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company's Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company's products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company's common stock. Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged. As of June 30, 2012, the Consultant has been awarded a total of 390,000 options to purchase common stock valued at $174,758 to be vested over one year.  For the years ended June 30, 2012 and 2011, the Company has expensed $64,950 and $53,408to professional fees expense, related to these options.

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

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows:   Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vested on June 30, 2011 and 6 million options vesting on January 3, 2012.    The Board, at its discretion, may increase the base salary based upon relevant circumstances.  The Company has recorded $1,097,416 in stock based compensation during the year ended June 30, 2012 and $2,194,832 in stock based compensation during the year ended June 30, 2011.

The fair value of each option for the years ended June 30, 2012 and 2011 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30, 2012	Year June 30, 2011
Expected term (in years)	3 - 10	5 - 10
Expected stock price volatility	138.64% - 148.15%	121.23% - 152.05%
Risk-free interest rate	0.43%– 3.00%	0.20%– 3.75%
Expected dividend yield	0%	0%

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2010	3,355,430	$0.25	1.61
Granted	38,442,500	0.11	9.49
Exercised	—	—	—
Forfeited/expired	(2,755,430	0.25	—
Outstanding at June 30, 2011	39,042,500	$0.12	9.40	$
Granted	2,235,000	0.52	9.47
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at June 30, 2012	41,277,500	$0.14	8.46		$21,186,225
Exercisable at June 30, 2012	41,212,514	$0.13	8.44		$21,178,457

The Company recognized stock based compensation cost related to stock options of $2,154,345 for the year ended June 30, 2012, $3,340,324 for the year ended June 30,2011 and $6,037,410 for the period from inception to June 30, 2012, respectively, and there is $31,501 of unamortized compensation cost expected to be recognized through June 30, 2013,

As of June 30, 2012, there are 5,719,754 warrants issued and outstanding with a weighted average exercise price of $0.87.

of these warrants, 2,964,000  warrants were to expire in September 2010, however in September 2010; the Company approved the extension of these warrants to December 31, 2013.

During the months of October, November and December 2011, warrants to purchase 2,500,000 shares of the Company’s Class A common stock were issued to an investor pursuant to his purchase of 2,500,000 shares of the Company’s Class A common stock at $0.40 per share. Under ASC 815-40-25, the fair value of these warrants should be reported as a liability, Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-25 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The warrants were valued at $417,608 at the time of issuance and recorded as a liability. At December 31, 2011, the warrants were valued at $1,327,500 and the warrant liability was increased by $909,892. On January 12, 2012, the subscription agreement was modified to remove the cashless exercise provision, and provide for “piggy-back” registration rights. The warrants were valued as of January 12, 2012 and the value reduced by $470,000.  The remaining $857,000 of warrant value was reclassified from a liability to equity.  As of June 30, 2012, these 2,500,000 warrants are outstanding with an exercise price of $1.00 and expire in October, November and December 2014.

In June 2012, warrants to purchase 255,754 shares of the Company’s Class A common stock were issued to an investor pursuant to the conversion of 10,000 shares of Series A Convertible Preferred Stock into 255,754 shares of the Company’s Class A common stock at $0.39 per share of common stock.  The exercise price of the warrants is $0.39 per share.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.10	1,680,000	8.50	$0.10	1,680,000	$0.10
0.11	36,000,000	8.50	0.11	36,000,000	0.11
0.14	80,000	1.67	0.14	80,000	0.14
0.15	10,000	1.83	0.15	10,000	0.15
0.17	10,000	3.50	0.17	5,000	0.17
0.18	100,000	1.85	0.18	100,000	0.18
0.20	637,500	8.62	0.20	637,500	0.20
0.22	10,000	8.59	0.22	10,000	0.22
0.23	10,000	8.66	0.23	10,000	0.23
0.24	10,000	3.41	0.24	10,000	0.24
0.25	5,000	8.63	0.25	5,000	0.25
0.26	10,000	2.17	0.26	10,000	0.26
0.32	10,000	2.50	0.32	10,000	0.32
0.33	100,000	2.85	0.33	100,000	0.33
0.34	10,000	2.66	0.34	10,000	0.34
0.35	20,000	2.38	0.35	20,000	0.35
0.36	10,000	9.33	0.36	6,658	0.36
0.37	30,000	2.10	0.37	30,000	0.37
0.38	140,000	2.56	0.38	137,479	0.38
0.39	10,000	3.33	0.39	10,000	0.39
0.40	50,000	2.50	0.40	50,000	0.40
0.41	10,000	2.08	0.41	10,000	0.41
0.42	20,000	2.75	0.42	20,000	0.42
0.43	10,000	2.33	0.43	10,000	0.43
0.44	10,000	9.17	0.44	8,329	0.44
0.47	10,000	2.99	0.47	10,000	0.47
0.49	30,000	7.58	0.49	14,220	0.49
0.50	10,000	9.67	0.50	3,342	0.50
0.51	2,000,000	9.85	0.51	2,000,000	0.51
0.53	35,000	7.68	0.53	19,986	0.53
0.54	50,000	2.83	0.54	50,000	0.54
0.58	10,000	9.42	0.58	5,836	0.58
0.61	10,000	3.25	0.61	10,000	0.61
0.62	10,000	9.50	0.62	4,986	0.62
0.64	10,000	3.08	0.64	10,000	0.64
0.68	10,000	9.08	0.68	9,178	0.68
0.69	10,000	10.00	0.69	0	0.69
0.70	50,000	2.00	0.70	50,000	0.70
0.71	10,000	9.02	0.71	10,000	0.71
0.84	20,000	8.85	0.84	20,000	0.84
0.89	10,000	8.86	0.89	10,000	0.89
	41,277,500			41,212,514

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $7,592,213 at June 30, 2012. The loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.  Due to the potential limitation and the Company’s historical losses, the Company has placed a full valuation allowance.  The valuation allowance increased by $1,278,300 at June 30, 2012 and $2,508,000 at June 30, 2011.

The income tax provision benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

		Years Ended

	June 30, 2012		June 30, 2011
Book income at federal statutory rate	34.00%		34.00%
State income tax, net of federal tax benefit	4.72%		6.31%
Change in valuation allowance	(25.86%	)	(42.23%	)
Research and development credit	1.28%		-
Permanent difference	(6.22%	)	3.15%
Others - net	(7.92%)		(1.23%)
Total	0.00%		0.00%

There was no current or deferred provision or benefit for income taxes for the year ended June 30, 2012and 2011 and for the period from June 20, 2007 (Date of Inception) through June 30, 2012.  The components of deferred tax assets as of June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011

Deferred tax (liability) asset:
Accrued payroll	$1,109,600	$807,700
Stock compensation	1,916,300	1,132,200
Other	108,700	10,200
Research and development credit	263,000	-
Net operating loss carry forwards	2,396,200	2,565,400
	5,793,800	4,515,500
Valuation allowance	(5,793,800)	(4,515,500)
Total deferred taxes	$-	$-

11.       Subsequent Events

On  July 3, 2012a second Tranche funding  was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

On July 25, 2012 the Company  issued  25,000  Class A common shares to a consultant  for advisory services rendered for the fiscal year ended June 30, 2012.  The common shares were valued at $14,750 based on the closing price of $0.59 on July  24, 2012.

On July 30,2012,  a third Tranche funding was made to purchase Series A Convertible Preferred shares  in the amount of seventy five thousand dollars ($75,000)  for the purchase 7,500 Series A Convertible Preferred Shares.

On August 1, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at$0. .49 per share based on 85% of the closing bid price on July 26, 2012 of $0.58.   The company issued to the subscriber 153,061shares of Cellceutix common stock.  In connection thereto the Company issued 153,061 warrants to purchase common shares of Cellceutix Corporation at $0.49 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On August 23,  2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at .485 per share based on 85% of the closing bid price on August 14, 2012 of $0.571.   The company issued to the subscriber 154,639 shares of Cellceutix common stock.  In connection thereto the Company issued 154,639  warrants to purchase common shares of Cellceutix Corporation at .485 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On August 26,  2012 the Company  issued  50,000  Class A common shares to a consultant for services rendered.   The common shares were valued at $30,000  based on the closing price of $0.60 on August 24, 2012.

On August 31, 2012 a fourth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of ($75,000) USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 1, 2012 a consultant was granted the option to purchase 30,000 shares of Class A common sharesat $0.62 vested immediately, for a term of five years.

On September 7, 2012  a consultant exercised their option to purchase 250,000 shares of Class A common shares at $0.20, resulting in a payment to the Company of $50,000 and the issuance of 250,000 shares of Class A common stock.

On September 10, 2012 Cellceutix announced that it is in discussions with a major European university wishing to conduct clinical trials on Kevetrin.  The university wishes to test Kevetrin as a combination therapy for leukemia with drugs proprietary to one of the world’s largest pharmaceutical companies. Pursuant to a confidentiality agreement, Cellceutix cannot identify the university or the pharmaceutical company at this time.

On September 13, 2012,  the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

On September 19, 2012the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at .527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315  shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at .527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On September 20, 2012 a fifth tranche funding was made to purchase Series A Convertible Preferred shares in the amount of ($75,000) USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 24, 2012 the subscriber converted 7,500 Preferred Shares equal to $75,000 face value at .527 per share based on 85% of the closing bid price on August 31, 2012  of $0.62.   The company issued to the subscriber 142,315 shares of Cellceutix common stock.  In connection thereto the Company issued 142,315  warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2012 covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2012

Management’s Report on Internal Control Over Financial Reporting

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Title
Leo Ehrlich	54	Chief Executive and Financial Officer; Chairman of the Board of Directors
Krishna Menon	65	President; Chief Scientific Officer, Director

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

Krishna Menon RCM, PhD, VMDserved as President of Cellceutix Pharma since inception in June 2007.  Following the acquisition, he was appointed President and a director. Dr. Menon, simultaneously therewith, also serves as the Chief Operating Officer at Kard Scientific, Inc.  Dr. Menon is also the inventor of Kevetrin, our lead compound.  Dr. Menon has more than 35 years in drug development for academia and industry. Originally trained as a veterinary surgeon, Menon began his career as Chief Government Veterinarian for a major Parish in Jamaica. He segued to a three-year stint as Director of Agriculture for the Cayman Islands, in the British Caribbean and, in 1982, moved to the Dana Farber Cancer Research Institute, where he worked under the direction of  Chief Physician Dr. Emil Tom Frye. He earned his PhD in Pharmacology from Kerala University. Menon's PhD work focused on anti-folate therapy of various cancers. Menon was Research Scientist at Dana Farber from 1985 to 1990 and Senior Research Scientist, In Vivo Research (Cancer), at Bayer Pharmaceuticals (Miles Laboratories) from 1991 to 1993. After a year operating his own veterinary oncology and drug development consultancy practice, Menon was tapped to be Group Leader, Cancer In Vivo Research and Clinical Development, for Eli Lilly (1995-2001), where he played a key role in lead selection and pre-clinical development of the eventual blockbuster drugs Gemzar and Alimta.  In 1999, Eli Lilly honored Menon with the “President's Recognition Award”. (See Item 13. Certain Relationships and Related Transactions; and Director Independence)

AUDIT COMMITTEE.The Company intends to establish an audit committee, which will consist of independent directors. The audit committee's duties would be to recommend to the Company's board of directors the engagement of independent auditors to audit the Company's financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company's board of  directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE.Our board of directors does not have a standing compensation committee responsible for determining executive and director compensation.  Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination.  Given the small size of the Company and its Board and the Company's limited resources, locating, obtaining and retaining additional independent directors is extremely difficult.  In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process.  Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire Board of Directors act in place of a compensation committee.  When acting in this capacity, the Board does not have a charter.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended June 30, 2012 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Dr. Krishna	2012	$367,500	$0	$548,708	$0	$0	$916,208
Menon (1)(2)(3)	2011	$341,667	$0	$1,097,416	$0	$0	$1,958,816
President, Chief Scientific	2010	$358,333	$0	$0	$0	$0	$358,333
Officer, Director	2009	$258,333	$0	$0	$0	$0	$258,333
	2008	$116,667	$0	$0	$0	$0	$116,667

Leo Ehrlich, (4)(5)	2012	$367,500	$0	$1,446,708	$0	$0	$1,814,208
Chief Executive	2011	$300,000	$0	$1,097,416	$0	$0	$1,917149
and Financial Officer,	2010	$250,000	$0	$0	$0	$0	$250,000
Chairman of the Board	2009	$200,000	$0	$0	$0	$0	$200,000
	2008	$87,500	$0	$0	$0	$0	$87,500

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

(3)

Represents the amount of Dr. Menon’s base salary paid by the Company.  Dr. Menon’s total base salary for 2008 was $200,000 for the period of December 7, 2007 through December 7, 2008, and $300,000 for the period of December 7, 2008 through December 7, 2009 and $400,000 for the period December 7, 2009 through June 30, 2010,  $ 375,000 for the period July 1, 2010 through June 30, 2011, and $367,500 for the period July 1, 2011 through June 30, 2012. Of these amounts, $1,442,500 was deemed earned by Dr. Menon through June 30, 2012and has been deferred and remains unpaid as of June 30, 2012

(4)

From June 2007, Mr. Ehrlich served as Chief Financial Officer and a Director of the Company. On November 5, 2010, Leo Ehrlich, was appointed to serve as Chief Executive and Financial Officer, and Chairman of the Board of Directors.

(5)

Represents the amount of Mr. Ehrlich’s base salary paid by the Company.  Mr. Ehrlich’s total base salary for 2008 was $150,000 for the period of December 7, 2007 through December 7, 2008, and $250,000 for the period of December 7, 2008 through December 7, 2009 and $250,000 for the period December 7, 2009 through June 30, 2010, $ 300,000 for the period from July 1, 2010 through June 30, 2011, and 367,500 for the period July 1, 2011 through June 30, 2012.  Of these amounts, $1,205,000 was deemed earned by Mr. Ehrlich through June 30, 2012 and has been deferred and remains unpaid as of June 30, 2012.

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

COMPENSATION OF DIRECTORS

At this time, Directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse its directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2012 fiscal year.

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

On November 5, 2010, George Evans, our former CEO resigned his position as a Director and Chief Executive Officer of Cellceutix Corporation.  On February 14, 2011, the Company announced that it reached a settlement agreement on all outstanding claims between the Company and Mr. Evans. The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars. A payment by the Company in the amount of $100,000 was made upon the signing of the agreement which resulted in the cancellation of 460,229 common shares.  On February 2, 2012 an additional payment by the Company in the amount of $300,000 was made which resulted in the cancellation of 1,380,000  common shares.  All options granted to Mr. Evans were cancelled.  Purchased shares are to be retired by the Company as payment is made.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding CelllceutixCommon Stock as of June 30, 2012 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Cellceutix Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-B under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Dr. Krishna Menon C/O Cellceutix(3) 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	49,048,286	43.41%

Leo Ehrlich (4) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	36,251,812	29%
All Directors and Executive Officers as a Group (2 persons) (5)	83,300,098	72.41%

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

2.

For each shareholder, the calculation of percentage of beneficial ownership is based upon 92,206,821 shares of Common Stock outstanding as of June 30, 2012, and shares of Common Stock subject to options, warrants and/or conversion rights, including the conversion right of $0.50 for one share on Mr. Ehrlich’s convertible debt, held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

3.	Krishna Menon, Chief Scientific Officer. Includes 18,000,000 vested options granted to him under the 2010 Equity Inventive Plan currently exercisable.

4.

Leo Ehrlich, CEO, Chief Financial Officer and Director.  (i) Includes 8,745,002 shares of Cellceutix common stock held by Mr. Ehrlich, (ii) includes 3,502,282 shares of Cellceutix’s common stock held by the wife and child of Leo Ehrlich, (iii) includes 4,004,528 shares of common stock into which the convertible loan in the amount of $2,002,264 would be convertible at $.50 per share deemed to be outstanding, (iv) includes 18,000,000 vested options granted to him under the 2010 Equity Incentive Plan currently excercisable and (v) includes 2,000,000 shares of common stock issued to him on May 8, 2012.

5.

Includes 83,300,098 shares of Common Stock directly and indirectly owned by the Executive Officers and Directors as a group, family members (see 4.), convertible loans (see 4.), and vested options (see 3. and 4.).

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

KARD Scientific, Inc.

Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. On December 7, 2007, Cellceutix Pharma began renting

200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month.  In September of 2007, the Company engaged Kard Scientific to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  We do not have an exclusive arrangement with KARD.  All work performed by Kard must have prior approval of the executive officers of the Company; and we retain all intellectual property resulting from the services by KARD. To date we have incurred charges from KARD of $2,601,110

Mr. Leo Ehrlich

During 2010, Mr. Ehrlich, an officer of the Company, converted previous amounts provided in cash to the Company of $32,310 into a loan (the “  Ehrlich Promissory Note A  ”).   The Ehrlich Promissory Note A was an unsecured, 6% per annum simple interest bearing, demand note.  During the same period, Mr. Ehrlich provided an additional $85,000 in cash in the form of a loan to the Company (the “  Ehrlich Promissory Note B  ”).  The Ehrlich Promissory Note B was an unsecured, 6% per annum simple interest bearing, demand note.

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.   During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional $997,047 which brought the balance of the demand note to $2,002,264.  On April 1, 2011, the Company amended the Ehrlich Promissory Note C   and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal. At June 30, 2011,  $80,898 was accrued as interest expense on this note.

On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan and agreed to change  the interest rate on  the outstanding balance of principle and interest of $2,248,037, as of March 31, 2012, from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Director Independence

Our common stock trades on the OTC Bulletin Board , OTCBB. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees. During the years ended June 30, 2012 and 2011, the aggregate fees billed by the Company's auditors, Holtz Rubinstein Reminick LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $99,587, and $104,933, respectively.

Audit-Related Fees. During years ended June 30, 2012 and 2011, our auditors, Holtz Rubinstein Reminick LLP, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors, Holtz Rubinstein Reminick LLP, did not provide tax compliance or tax planning advice during the years ended June 30, 2012 and 2011.

All Other Fees. There were no fees billed for services rendered by Holtz Rubenstein Reminick LLP for 2012 and 2011, other than the services described above.

PART IV

 ITEM 15. EXHIBITS

(A) EXHIBITS INCLUDED HEREIN:

EXHIBIT NO. DESCRIPTION

2.1         Agreement and Plan of Share Exchange, by and among EconoShare, Inc., Cellceutix Pharma, Inc., and the Shareholders of  Cellceutix Pharma, Inc. dated as of December 6, 2007 (1)

3.1         Articles of Incorporation of Cellceutix Pharma, Inc. (1)

3.2         By-laws of Cellceutix Pharma, Inc. (1)

3.4          State of Nevada, Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock,

May 9, 2012

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

10.2.2    Convertible  Promissory Note dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners,  White Star LLC, and Dahlia Nordlicht, filed with the Company’s Form 10-KSB with the Securities Commission on September 24, 2008.

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

10.16     Consulting Agreement with James DeAngelis filed on Form 8-K with the Securities Commission on May 21, 2009

10.17     Agreement between Cellceutix Pharma, Inc. and Girindus America  dated June 22, 2009

10.18     Agreement between Cellceutix Corporation and Toxikon Corporation dated October 22, 2009

10.24     Agreement between Cellceutix Corporation and Formatech Corporation dated March 22, 2010

10.25  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated November 03, 2009

10.26  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated May 07, 2009

10.27  Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010

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

 10.36Subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000, dated May 8, 2012.

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

Dated: October  12, 2012

/s/  Leo Ehrlich, Chief Executive Officer,  Chief Financial Officer, Principal Accounting Officer, and Secretary.

Dated:  October   12, 2012

/s/ Krishna Menon, President and Director

Dated:  October 12,  2012