Form 10-Q
period 2012-09-30
Cellceutix CORP
filed 2012-11-19
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________________

FORM 10 – Q

_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No☒

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2012 was 93,174,151 shares.

CELLCEUTIX CORPORATION

FORM 10-Q

INDEX

 TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION

Item	1	Financial Statements

		Balance Sheets-September 30, 2012 (Unaudited) and June 30, 2012 (Audited)	3

		Statements of Operations (Unaudited) - For the Three Months Ended September 30, 2012 and 2011, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2012	4

		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2012	5

		Statement of Cash Flows (Unaudited) - For the Three Months Ended September 30, 2012 and 2011, and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2012	6

		Notes to Financial Statements (Unaudited)	7

Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	14

Item	3	Quantitative and Qualitative Disclosures About Market Risk	16

Item	4	Controls & Procedures	16

		PART II OTHER INFORMATION

Item	1	Legal Proceedings	16
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	16
Item	3	Default Upon Senior Securities	17
Item	4	Mine Safety Disclosures	17
Item	5	Other Information	17
Item	6	Exhibits	17
		Signatures	18

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
(A Development Stage Enterprise)

Balance Sheets
	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$124,865	$27,703
Prepaid expenses	15,971	325

Total current assets	140,836	28,028

Total assets	$140,836	$28,028

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable (including related party payables of $1,695,683 and $1,695,820, respectively)	$1,866,223	$1,966,026

Accrued expenses (including related party accruals of $369,802 and $316,130, respectively)	369,802	330,880

Accrued salaries and payroll taxes	2,996,797	2,789,571
Note payable to officer	2,022,264	2,022,264
Accrued settlement costs, current	279,163	270,055

Total current liabilities	7,534,249	7,378,796

Long Term Liabilities
Accrued settlement costs, net of current	275,229	275,229

Total liabilities	7,809,478	7,654,025

Stockholders' Deficit
Preferred stock; $.001 par value; 9,500,000 shares authorized
Series A convertible preferred stock; $.001 par value; 500,000 shares designated, 0 and 0
shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	-	-
Common stock:
Class A, $.0001 par value; 300,000,000 shares authorized; 95,886,235 and 94,968,905 shares issued as of September 30, 2012 and June 30, 2012 and 93,124,151 and 92,206,821
shares outstanding as of September 30, 2012 and June 30, 2012, respectively	9,589	9,497
Class B (10 votes per share); $.0001 par value; 100,000,000 shares authorized, 0
shares issued and outstanding, respectively	-	-
Additional paid in capital	9,867,214	9,229,157
Deficit accumulated during development stage	(17,017,712)	(16,336,918)
Treasury stock 2,762,084 shares at cost as of September 30, 2012 and June 30, 2012
respectively	(527,733)	(527,733)

Total stockholders' deficit	(7,668,642)	(7,625,997)

Total Liabilities and Stockholders' Deficit	$140,836	$28,028

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation (A Development Stage Enterprise) Statements of Operations (unaudited)
			(Date of Inception) through September 30, 2012
	For the Three Months Ended
	September 30,
	2012	2011
Revenues	$-	$-	$-
Operating expenses:
Research and development, gross	184,953	102,902	5,281,965
Grants	-	-	(733,438)
Research and development, net of grants	184,953	102,902	4,548,527
General and administrative expenses	24,020	6,839	558,791
Officers' payroll and payroll tax expense	113,974	652,322	7,707,658
Professional fees	77,315	132,091	2,656,226
Patent expense	8,650	-	176,943
Total operating expenses	408,912	894,154	15,648,145
Loss from operations	(408,912)	(894,154)	(15,648,145)
Interest expense - net	(60,080)	(67,299)	(643,108)
Warrant expense	-	-	(439,892)
Net loss before provision for income taxes	$(468,992)	$(961,453)	$(16,731,145)
Provision for income taxes	-	-	-
Net loss	$(468,992)	$(961,453)	$(16,731,145)
Deemed dividends	(211,802)	-	(277,488)
Net loss attributable to common stockholders	$(680,794)	$(961,453)	$(17,008,633)
Basic and diluted loss per share attributable to
common stockholders	$(0.01)	$(0.01)
Weighted average number of common shares used in basic
and fully diluted per share calculations	92,496,542	91,916,872

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the cumulative
Period June 20, 2007 (Date of Inception)
through June 30, 2012
(Unaudited)
						Deficit
						Accumulated
	Common Stock		Preferred Stock		Additional	During the	Treasury Stock
		Par Value		Par Value	Paid-in	Development
	Shares	$ 0.0001	Shares	$ 0.001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007
(Inception)	1,000,000	$100	-	$-	$-	$-	-	$-	$100
Net loss	-	-	-	-	-	(530)	-	-	(530)
Balance, June 30, 2007 Share exchange with Cellceutix Pharma, Inc.	1,000,000	100				(530)			(430)

December 6, 2007 Share exchange in reverse merger with Cellceutix Pharma, Inc.	(1,000,000)	(100)	-	-	-	100	-	-	-

December 6,2007 Shares exchanged in a reverse acquisition of Cellceutix	82,000,000	8,200	-	-	-	(8,200)	-	-	-

Pharma, December 6, 2007	9,791,000	979	-	-	-	(979)	-	-	-
Issuance of stock options Forgiveness of debt from a	-	-	-	-	43,533	-	-	-	43,533

Stockholder Capital contribution from a Stockholder	-	-	-	-	50	-	-	-	50

Shares issued for services	-	-	-	-	50	-	-	-	50

April 28, 2008 at $1.05	100,000	10	-	-	4,990	-	-	-	05,000
Net loss	-	-	-	-	-	(510,193)	-	-	(510,193)
Balance June 30, 2008 Cancellation of shares issued	91,891,000	9,189	-	-	148,623	519,802)	-	-	(361,990)

for services, December 31, 2008	(100,000)	(10)	-	-	(104,990)	-	-	-	(105,000)
Issuance of stock options Shares issued for services	-	-	-	-	142,162	-	-	-	142,162

June 11, 2009 at $0.38 Shares issued for services,	20,000	2	-	-	7,598	-	-	-	7,600

June 30, 2009 at $0.38	25,000	3	-	-	9,497	-	-	-	9,500
Net loss	-	-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009 Shares issued for services,	91,836,000	9,184	-	-	202,890	(2,005,133)	-	-	(1,793,059)

July 6, 2009 at $0.43 Shares issued for services,	25,000	2	-	-	10,748	-	-	-	10,750

February 5, 2010 at $0.30	3,500	-	-	-	1,050	-	-	-	1,050
Issuance of stock options Shares issued for services	-	-	-	-	383,291	-	-	-	383,291

June 1, 2010 at $0.45	75,000	8	-	-	33,742	-	-	-	33,750
Net loss	-	-	-	-	-	3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010 Shares issued for services,	91,939,500	9,194	-	-	631,721	(5,438,533)	-	-	(4,797,618)

July 6, 2010 at $0.55	50,000	5	-	-	27,495	-	-	-	27,500
Cancellation of shares issued	(75,000)	(8)	-	-	(33,742)	-	-	-	(33,750)
Issuance of stock options	-	-	-	-	3,060,691	-	-	-	3,060,691
Modification of stock options Forgiveness of liability in connection with settlement	-	-	-	-	237,098	-	-	-	237,098

with stockholder Repurchase of common stock	-	-	-	-	932,966	-	-	-	932,966

in connection with settlement Shares issued for services,	-	-	-	-	-	-	4,602,313	859,388)	(859,388)

March 1, 2011 at $0.32 Shares issued for services,	184,375	18	-	-	58,982	-	-	-	59,000

February 8, 2011 at $0.20	70,000	7	-	-	13,993	-	-	-	14,000
Cancellation of treasury stock Shares issued for services,	(460,229)	(45)	-	-	(99,955)	-	(460,229)	100,000	-

May 26, 2011 at $0.81	12,000	1	-	-	9,719	-	-	-	9,720
Net loss	-	-	-	-	-	5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011	91,720,646	9,172	-	-	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)
Issuance of stock options	-	-	-	-	2,114,386	-	-	-	2,114,386
Convertible debentures converted to common stock	707,277	71	-	-	353,564	-	-	-	353,635
Shares issued for services, August 29, 2011 at $0.38	100,000	10	-	-	37,990	-	-	-	38,000
Shares issued for services, November 8, 2011 at $0.41	125,000	13	-	-	51,236	-	-	-	51,249
Shares issued for services, January 11, 2012 at $0.45	200,000	20	-	-	89,980	-	-	-	90,000
Shares issued for charitable contributions, March 7
2012 at $0.52	265,228	26	-	-	137,894	-	-	-	137,920
Shares issued for services, April 26, 2012 at $0.46	300,000	30	-	-	137,970	-	-	-	138,000
Shares issued for services, May 3, 2012 at $0.49	100,000	10	-	-	48,990	-	-	-	49,000
Shares issued for services, May 29, 2012 at $0.53	25,000	2	-	-	13,248	-	-	-	13,250
Shares issued for services, June 29, 2012 at $0.62	50,000	5	-	-	31,145	-	-	-	31,150
Issuance of capital stock	2,500,000	250	-	-	582,143	-	-	-	582,393
Reclassification of warrants into equity	-	-	-	-	857,500	-	-	-	857,500
Cancellation of treasury stock	(1,380,000)	(138)	-	-	(231,517)	-	(1,380,000)	231,655	-
Issuance of preferred stock	-	-	10,000	10	99,990	-	-	-	100,000
Deemed dividend's	-	-	-	-	65,686	(65,686)	-	-	-
Conversion of preferred stock to common stock	255,754	26	(10,000)	(10)	(16)	-	-	-	-
Net loss	-	-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance June 30, 2012	94,968,905	$9,497	-	$-	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)
Issuance of stock options					31,597				31,597
Shares issued for services, July 25, 2012 at $0.59	25,000	3			14,747				14,750
Shares issued for services, August 26, 2012 at $0.60	50,000	5			29,995				30,000
Exercise of stock options	250,000	25			49,975				50,000
Issuance of preferred stock			30,000	30	299,970				300,000
Deemed dividends					211,802	(211,802)			-
Conversion of preferred stock to common stock	592,330	59	(30,000)	(30)	(29)				(0)
Net loss						(468,992)			(468,992)
Balance September 30, 2012	95,886,235	$9,589	-	$-	$9,867,214	$(17,017,712)	2,762,084	$(527,733)	$(7,668,642)

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)
			For the cumulative period from June 20, 2007 (Date of Inception) through September 30, 2012

	For the Three Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(468,992)	$(961,453)	$(16,731,145)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock and stock options issued as payment for
services compensation, services rendered, and
charitable contributions	76,347	641,070	6,765,464
Cancellation of stock issued for services	-	-	(28,750)
Amortization of accrued settlement costs	9,108	17,086	95,004
Gain (loss) on financial instruments	-	-	439,892
Changes in operating assets and liabilities:
Other receivables	-	204,144	-
Prepaid expenses	(15,646)	222	(7,485)
Accounts payable	(99,803)	(222,004)	1,866,272
Accrued expenses	38,922	52,912	587,213
Accrued officers' salaries and payroll taxes	207,226	188,388	3,929,762
Net cash used in operating activities	(252,838)	(79,635)	(3,083,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-	-	50
Sale of common stock	-	-	100
Sale of preferred stock	300,000	-	400,000
Payment of settlement liabilities	-	-	(400,000)
Loan from officer	-	20,000	1,925,587
Proceeds from convertible debentures	-	-	(167,099)
Redemption of convertible debentures	-	-	400,000
Proceeds from subscription	-	-	1,000,000
Exercise of stock options	50,000	-	50,000
Net cash provided by financing activities	350,000	20,000	3,208,638
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	97,162	(59,635)	124,865
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,703	68,661	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,865	$9,026	$124,865
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$14,826
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to note payable and
convertible debentures	$-	$-	$197,964
Cancellation of common stock for services	$-	$-	$(138,750)
Settlement of accrued payroll and payroll taxes	$-	$-	$932,966
Cancellation of common stock as a result of settlement	$-	$-	$859,388
Debt converted to common stock	$-	$353,635	$353,635
Cancellation of treasury stock	$-	$-	$(231,655)
Reclassification of warrants to equity	$-	$-	$857,500
Deemed dividend from beneficial conversion
feature on preferred stock	$53,032	$-	$70,678
Deemed dividend - warrants	$158,770	$-	$206,810
Conversion of preferred stock into common stock	$(30)	$-	$(46)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Notes to Financial Statements

September 30, 2012

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

On December 29, 2010 shareholders adopted and approved the 2010 Equity Incentive Plan and authorized an amendment to the Company’s Articles of Incorporation to authorize Class B common stock convertible into Class A common stock on a 1:1 basis, however the Class B Common Stock shall entitle ten votes for each share of Class B Common Stock. All shares issued as of balance sheet dates are Class A common stock.

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

On May 7, 2012, Cellceutix announced that Syracuse University’s basketball coach Jim Boeheim joined Cellceutix as an advisor to the Company.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The Subscription Agreement provides for installment Funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights. As of September 30, 2012 a total of $400,000 Series A Convertible Preferred shares were subscribed too and there remains a balance of $600,000 for the Company to draw upon in installment funding per the agreement.

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

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. The trial is registered on www.clinical trials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

On September 10, 2012 Cellceutix announced that it is in discussions with a major European university wishing to conduct clinical trials on Kevetrin.  The university wishes to test Kevetrin as a combination therapy for leukemia with drugs proprietary to one of the world’s largest pharmaceutical companies. Pursuant to a confidentiality agreement, Cellceutix cannotidentify the university or the pharmaceutical company at this time.

On September 13, 2012, the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB), symbol “CTIX”.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended September 30, 2012 and 2011, (b) the financial position at September 30, 2012 and (c) cash flows for the three month periods ended September 30, 2012 and 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2012.  The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of those to be expected for the entire year.

The company has evaluated all subsequent events through the filing date of this form 10-Q with SEC, to ensure that this form 10-Q includes subsequent events that should be recognized in the financial statements as of September 30, 2012, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

 3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through September 30, 2012, the Company has had a deficit accumulated during development stage of $ 17,017,712 and a working capital deficit of $7,393,413 at September 30, 2012.  As of September 30, 2012, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

 5.           Commitments and Contingencies

Settlement Agreement

On February 14, 2011, the Company announced it reached a settlement agreement on all outstanding claims and issues between the Company and our former CEO, Mr. Evans. Each party dropped their respective claims and as a result all of Mr. Evans accrued salaries and options were cancelled.  The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars.   Payment by the Company in the amount of $100,000 was made upon signing of the agreement, which resulted in reducing the liability owed to Mr. Evans; cancelling 460,229 shares of common stock.  On February 4, 2012, the Company made the second payment of $300,000 to Mr. Evans and cancelled 1,380,000 shares of its common stock.  The remaining 2,762,084 shares of common stock held in escrow until additional payments are made under the agreement are shown as Treasury Stock on the Company’s Balance Sheet.

The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock. The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966.  As of September 30, 2012, the settlement liability is $554,392 of which $279,163 is due in February 2013 and recorded as current liability.

Legal

Toxikon Corporation, a vendor, has initiated litigation with claims that it is owed a balance of approximately $100,000 plus interest and legal fees. Cellceutix has retained a lawyer and is disputing these claims and believes there is no balance owed.  We have filed a motion seeking leave to file a countersuit seeking damages for loses suffered due to Toxikon’s delays in completing the project in the amount of approximately $350,000.

Formatech is a former vendor of ours which had received Cellceutix common stock and had also gone bankrupt. In July 2012, Cellceutix was advised that a US Bankruptcy Court judge has allowed Formatech’s bankruptcy trustee to sell 184,375 restricted shares of Cellceutix Class A Common Stock. The proceeds of the sale will be held in escrow pending the outcome of Cellceutix’s claims against Formatech. Cellceutix has engaged an attorney with the aim of recovering these funds.

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

The Company has recorded accrued officers’ salaries and payroll taxes are as follows:

	September 30, 2012	June 30, 2012
Krishna Menon	$1,538,750	$1,442,500
Leo Ehrlich	$1,301,250	$1,205,000
Accrued Payroll Taxes	$156,797	$142,071
	$2,996,797	$2,789,571

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At September 30, 2012 and 2011, payables of $52,200 and $41,400 to KARD were included in accrued expenses, respectively. For the three months ended September 30, 2012 and 2011 and the period June 20, 2007 (date of inception) through September 30, 2012, the Company has included $2,700, $2,700 and $52,200 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three months ended September 30, 2012 and 2011 and the period June 20, 2007 (date of inception) through September 30, 2012, the Company incurred $0, $9,990, and $2,601,110 of research and development expenses conducted by KARD, respectively.  At September 30, 2012 and June 30, 2012 the Company has included a total of $1,685,515 and $1,685,515 in accounts payable to Kard respectively.

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

 At September 30, 2012, $317,602 is accrued as interest expense on this note. As of September 30, 2012, the balance of the demand note is $2,022,264

8.	Stock Options and Warrants:

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  As of September 30, 2012, the Consultant has been awarded a total of 420,000 options to purchase common stock valued at $196,938 to be vested over one year from date of issuance.  For the three months ended September 30, 2012, the Company has expensed $15,006 to professional fees expense, related to these options.

The fair value of each option for the three months ended September 30, 2012 and 2011 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Expected term (in years)	5-10	3-10
Expected stock price volatility	136.05% - 137.33%	143.49%-145.28%
Risk-free interest rate	1.53% - 1.72%	1.98%-3.00%
Expected dividend yield	0%	0%

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan (“the Plan”). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2012	41,277,500	$0.14	8.46	$21,186,225
Granted	60,000	0.67	7.42	---
Exercised	(250,000)	0.20	—	—
Forfeited/expired	—	—	—	—
Outstanding at September 30, 2012	41,087,500	$0.14	8.21	$35,440,250
Exercisable at September 30, 2012	41,022,500	$0.13	8.19	$35,405,553

The Company recognized $76,347, $641,070 and $6,765,464 of stock based compensation costs related to stock and stock option awards for the three months ended September 30, 2012 and 2011 and the period from inception to September 30, 2012, respectively, and there is $38,675 of unamortized compensation cost expected to be recognized through September 30, 2013.

As of September 30, 2012, there were 6,312,084 warrants issued and outstanding with a weighted average exercise price of $0.84.  Of these warrants, 2,964,000 warrants were to expire in September 2010, however in September 2010; the Company approved the extension of these warrants to December 31, 2013.

During the months of October, November and December 2011, warrants to purchase 2,500,000 shares of the Company’s Class A common stock were issued to an investor pursuant to his purchase of 2,500,000 shares of the Company’s Class A common stock at $0.40 per share. Under ASC 815-40-25, the fair value of these warrants should be reported as a liability, Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-25 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The warrants were valued at $417,608 at the time of issuance and recorded as a liability. At December 31, 2011, the warrants were valued at $1,327,500 and the warrant liability was increased by $909,892. On January 12, 2012, the subscription agreement was modified to remove the cashless exercise provision, and provide for “piggy-back” registration rights. The warrants were valued as of January 12, 2012 and the value reduced by $470,000.  The remaining $857,000 of warrant value was reclassified from a liability to equity.  As of September 30, 2012, these 2,500,000 warrants are outstanding with an exercise price of $1.00 and expire in October, November and December 2014.

On August 1, 2012, warrants to purchase 153,061 shares of the Company’s Class A common stock were issued to an investor pursuant to the conversion of 7,500 shares of Series A Convertible Preferred Stock into 153,061 shares of the Company’s Class A common stock at $0.49 per share of common stock.  The exercise price of the warrants is $0.49 per share.

On August 23, 2012, warrants to purchase 154,639 shares of the Company’s Class A common stock were issued to an investor pursuant to the conversion of 7,500 shares of Series A Convertible Preferred Stock into 154,639 shares of the Company’s Class A common stock at $0.485 per share of common stock.  The exercise price of the warrants is $0.485 per share.

On September 19, 2012, warrants to purchase 142,315 shares of the Company’s Class A common stock were issued to an investor pursuant to the conversion of 7,500 shares of Series A Convertible Preferred Stock into 142,315 shares of the Company’s Class A common stock at $0.527 per share of common stock.  The exercise price of the warrants is $0.527 per share.

On September 24, 2012, warrants to purchase 142,315 shares of the Company’s Class A common stock were issued to an investor pursuant to the conversion of 7,500 shares of Series A Convertible Preferred Stock into 142,315 shares of the Company’s Class A common stock at $0.527 per share of common stock.  The exercise price of the warrants is $0.527 per share.

9.           Equity Transactions

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The subscription agreement provides for installment funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

On September 13, 2012, the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

On July 3, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

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

On July 30, 2012, a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

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

On August 31, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 19, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315 shares of Cellceutix common stock.  In connection thereto the Company issued 142,315 warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On September 20, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

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

The shares and the warrants of the above fundings, and all subsequent fundings pursuant to Series A Convertible Preferred shares, are subject to piggy back registration rights.

On September 7, 2012 a consultant exercised their option to purchase 250,000 shares of Class A common shares at $0.20, resulting in a payment to the Company of $50,000 and the issuance of 250,000 shares of Class A common stock.

10.          Subsequent Event

On October 24, 2012 the Company issued a total of 50,000 Class A common shares to consultants for services through December 31, 2012, valued at $43,500 based on the closing bid price as quoted on the OTC Bulletin Board on October 23, 2012 at $.87 per share.

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

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin, the Company’s flagship compound against cancers, has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

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

BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. At this time the study is in progress. We expect human trials to begin on this study only after a few months have passed in our Kevetrin study on solid tumors.

On September 10, 2012 we announced that we are in discussions with a major European university wishing to conduct clinical trials on Kevetrin.  The university wishes to test Kevetrin as a combination therapy for leukemia with drugs proprietary to one of the world’s largest pharmaceutical companies. Pursuant to a confidentiality agreement, Cellceutix cannot identify the university or the pharmaceutical company at this time.  We have been informed that the clinical protocol is now being written.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had a cash balance of $124,865.  The Company will need to raise substantial funds in order to execute its product development plan.  Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2013.  The Company may seek to raise capital through an offering of our common stock or other securities of the Company. However, there can be no assurance that we will be successful in securing the capital we require or that we may obtain financing on terms and conditions that are acceptable to the Company.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The Subscription Agreement provides for installment funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding. Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

As of September 30, 2012 a total of $400,000 Series A Convertible Preferred shares were subscribed too and there remains a balance of $600,000 for the Company to draw upon in installment funding per the agreement.

Requirement for Additional Capital

Research and Development Costs.  The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

1. Research and Development- $1,500,000 in preclinical development costs, including costs to manufacture Prurisol.

2. Clinical trials – $3,000,000.  We have budgeted $1,500,000 for our Phase 1 Kevetrin trials and $1,500,000 for the Prurisol pilot study and phase 2/3 trials.

3. Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and  Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2012.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Formatech is a former vendor of ours which had received Cellceutix common stock and had also gone bankrupt. In July 2012, Cellceutix was advised that a US Bankruptcy Court judge has allowed Formatech’s bankruptcy trustee to sell 184,375 restricted shares of Cellceutix Class A Common Stock. The proceeds of the sale will be held in escrow pending the outcome of Cellceutix’s claims against Formatech. Cellceutix has engaged an attorney with the aim of recovering these funds.

Item 2. Unregistered sales of equity securities

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The subscription agreement provides for installment funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights.

On July 3, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

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

On July 30, 2012, a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of seventy five thousand dollars ($75,000) for the purchase 7,500 Series A Convertible Preferred Shares.

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

On August 31, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 19, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315 shares of Cellceutix common stock.  In connection thereto the Company issued 142,315 warrants to purchase common shares of Cellceutix Corporation at $0.527 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On September 20, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

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

The shares and the warrants of the above fundings, and all subsequent fundings pursuant to Series A Convertible Preferred shares, are subject to piggy back registration rights.

On September 7, 2012 a consultant exercised their option to purchase 250,000 shares of Class A common shares at $0.20, resulting in a payment to the Company of $50,000 and the issuance of 250,000 shares of Class A common stock.

On October 24, 2012 the Company issued a total of 50,000 Class A common shares to consultants for services through December 31, 2012, valued at $43,500 based on the closing bid price as quoted on the OTC Bulletin Board on October 23, 2012 at $.87 per share.

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

 CELLCEUTIX CORPORATION

/s/ Leo Ehrlich

 Leo Ehrlich, Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors

(Principal Executive, Accounting and Financial Officer)

/s/ Krishna Menon

Krishna Menon,

President and Director

Dated: November 19, 2012