Form 10-Q
period 2012-12-31
Cellceutix CORP
filed 2013-02-13
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________________

FORM 10 – Q

_______________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Yes☐ No☒

The number of shares outstanding of the Registrant’s Common Stock as of February 11, 2013 was 95,622,984 shares.

CELLCEUTIX CORPORATION

FORM 10-Q

INDEX

 TABLE OF CONTENTS

		PART I FINANCIAL INFORMATION

Item	1	Financial Statements

		Balance Sheets-December 31, 2012 (Unaudited) and June 30, 2012 (Audited)	4

		Statements of Operations (Unaudited) - For the Three and Six Months Ended December 31, 2012 and 2011, and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2012	6

		Statements of Changes in Stockholder’s Deficit (Unaudited) - For the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2012	8

		Statements of Cash Flows (Unaudited) - For the Six Months Ended December 31, 2012 and 2011, and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2012	13

		Notes to Financial Statements (Unaudited)	15

Item	2	Management’s Discussion & Analysis of Financial Condition and Results of Operations	23

Item	3	Quantitative and Qualitative Disclosures About Market Risk	26

Item	4	Controls & Procedures	27

		PART II OTHER INFORMATION

Item	1	Legal Proceedings	27
Item	2	Unregistered Sales of Equity Securities Use of Proceeds	27
Item	3	Default Upon Senior Securities	28
Item	4	Mine Safety Disclosures	29
Item	5	Other Information	29
Item	6	Exhibits	29
		Signatures	30

Part 1.  Financial Information

Item 1.  Financial Statements

Cellceutix Corporation
(A Development Stage Enterprise)

Balance Sheets
	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$222,862	$27,703
Prepaid expenses	12,204	325

Total current assets	235,066	28,028

Deferred offering costs	297,001	-
Intangibles, net	2,847	-

Total assets	$534,914	$28,028

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable (including related party payables of $1,695,683 and $1,695,820, respectively)	$1,988,003	$1,966,026

Accrued expenses (including related party accruals of $412,565 and $316,130, respectively)	412,568	330,880

Accrued salaries and payroll taxes	3,204,023	2,789,571
Note payable to officer	2,022,264	2,022,264
Accrued settlement costs, current	288,270	270,055

Total current liabilities	7,915,128	7,378,796

Long Term Liabilities
Accrued settlement costs, net of current	275,229	275,229

Total liabilities	8,190,357	7,654,025

Stockholders' Deficit
Preferred stock; $.001 par value; 9,500,000 shares authorized
Series A convertible preferred stock; $.001 par value; 500,000 shares designated, 0 and 0
shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	-	-
Common stock:
Class A, $.0001 par value; 300,000,000 shares authorized; 98,385,068 and 94,968,905 shares issued as of December 31, 2012 and June 30, 2012 and 95,622,984 and 92,206,821
shares outstanding as of December 31, 2012 and June 30, 2012, respectively	9,839	9,497
Class B (10 votes per share); $.0001 par value; 100,000,000 shares authorized, 0
shares issued and outstanding, respectively	-	-
Additional paid in capital	10,628,983	9,229,157
Deficit accumulated during development stage	(17,766,537)	(16,336,918)
Treasury stock 2,762,084 shares at cost as of December 31, 2012 and June 30, 2012
respectively	(527,733)	(527,733)

Total stockholders' deficit	(7,655,443)	(7,625,997)

Total Liabilities and Stockholders' Deficit	$534,914	$28,028

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation (A Development Stage Enterprise) Statements of Operations
(Unaudited)
					For the cumulative period from June 20, 2007 (Date of Inception) through December 31, 2012
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-	$-
Operating expenses:
Research and development, gross	281,516	106,964	466,469	209,866	5,563,481
Grants	-	-	-	-	(733,438)
Research and development, net of grants	281,516	106,964	466,469	209,866	4,830,043
General and administrative expenses	28,267	12,230	52,287	19,069	587,058
Officers' payroll and payroll tax expense	113,975	646,582	227,949	1,298,904	7,821,633
Professional fees	244,573	225,230	321,888	357,321	2,900,799
Patent expense	20,409	81,720	29,059	81,720	197,352

Total operating expenses	688,740	1,072,726	1,097,652	1,966,880	16,336,885

Loss from operations	(688,740)	(1,072,726)	(1,097,652)	(1,966,880)	(16,336,885)

Interest expense - net	(60,080)	(77,787)	(120,160)	(145,086)	(703,188)
Warrant expense	-	(909,892)	-	(909,892)	(439,892)
Total other expenses	(60,080)	(987,679)	(120,160)	(1,054,978)	(1,143,080)

Net loss before provision for income taxes	(748,820)	(2,060,405)	(1,217,812)	(3,021,858)	(17,479,965)
Provision for income taxes	-	-	-	-	-

Net loss	$(748,820)	$(2,060,405)	$(1,217,812)	$(3,021,858)	$(17,479,965)

Deemed dividends	-	-	(211,802)	-	(277,488)
Net loss attributable to common stockholders	$(748,820)	$(2,060,405)	$(1,429,614)	$(3,021,858)	$(17,757,453)

Basic and diluted loss per share attributable to
common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares used in basic
and fully diluted per share calculations	93,507,421	94,076,076	93,001,981	92,996,474

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Deficit
For the cumulative
Period June 20, 2007 (Date of Inception)
through December 31, 2012
(Unaudited)
						Deficit
						Accumulated
	Common Stock		Preferred Stock		Additional	During the	Treasury Stock
		Par Value		Par Value	Paid-in	Development
	Shares	$ 0.0001	Shares	$ 0.001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007
(Inception)	1,000,000	$100	-	$-	$-	$-	-	$-	$100
Net loss	-	-	-	-	-	(530)	-	-	(530)
Balance, June 30, 2007	1,000,000	100				(530)			(430)

Share exchange with
Cellceutix Pharma, Inc.
December 6, 2007	(1,000,000)	(100)	-	-	-	100	-	-	-

Share exchange in reverse
merger with Cellceutix
Pharma, Inc.
December 6,2007	82,000,000	8,200	-	-	-	(8,200)	-	-	-

Shares exchanged in a reverse
acquisition of Cellceutix
Pharma, December 6, 2007	9,791,000	979	-	-	-	(979)	-	-	-

Issuance of stock options	-	-	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a
stockholder	-	-	-	-	50	-	-	-	50

Capital contribution from a
stockholder	-	-	-	-	50	-	-	-	50

Shares issued for services,
April 28, 2008 at $1.05	100,000	10	-	-	104,990	-	-	-	105,000

Net loss	-	-	-	-	-	(510,193)	-	-	(510,193)
Balance June 30, 2008	91,891,000	9,189	-	-	148,623	(519,802)	-	-	(361,990)

Cancellation of shares issued
for services, December 31, 2008	(100,000)	(10)	-	-	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	-	-	142,162	-	-	-	142,162

Shares issued for services
June 11, 2009 at $0.38,	20,000	2	-	-	7,598	-	-	-	7,600

Shares issued for services
June 30, 2009 at $0.38	25,000	3	-	-	9,497	-	-	-	9,500

Net loss	-	-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	91,836,000	9,184	-	-	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services,
July 6, 2009 at $0.43,	25,000	2	-	-	10,748	-	-	-	10,750

Shares issued for services
February 5, 2010 at $0.30	3,500	-	-	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	-	-	383,291	-	-	-	383,291

Shares issued for services
June 1, 2010 at $0.45	75,000	8	-	-	33,742	-	-	-	33,750

Net loss	-	-	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010,	91,939,500	9,194	-	-	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services
July 6, 2010 at $0.55	50,000	5	-	-	27,495	-	-	-	27,500

Cancellation of shares issued	(75,000)	(8)	-	-	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	-	-	237,098	-	-	-	237,098

Forgiveness of liability in
connection with settlement
with stockholder	-	-	-	-	932,966	-	-	-	932,966

Repurchase of common stock
in connection with settlement	-	-	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services,
March 1, 2011 at $0.32	184,375	18	-	-	58,982	-	-	-	59,000

Shares issued for services,
February 8, 2011 at $0.20	70,000	7	-	-	13,993	-	-	-	14,000

Cancellation of treasury stock	(460,229)	(45)	-	-	(99,955)	-	(460,229)	100,000	-

Shares issued for service
May 26, 2011 at $0.81	12,000	1	-	-	9,719	-	-	-	9,720

Net loss	-	-	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011	91,720,646	9,172	-	-	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)

Issuance of stock options	-	-	-	-	2,114,386	-	-	-	2,114,386

Convertible debentures converted to common stock	707,277	71	-	-	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011 at $0.38	100,000	10	-	-	37,990	-	-	-	38,000

Shares issued for services, November 8, 2011 at $0.41	125,000	13	-	-	51,236	-	-	-	51,249

Shares issued for services, January 11, 2012 at $0.45	200,000	20	-	-	89,980	-	-	-	90,000

Shares issued for charitable contributions, March 7
2012 at $0.52	265,228	26	-	-	137,894	-	-	-	137,920

Shares issued for services, April 26, 2012 at $0.46	300,000	30	-	-	137,970	-	-	-	138,000

Shares issued for services, May 3, 2012 at $0.49	100,000	10	-	-	48,990	-	-	-	49,000

Shares issued for services, May 29, 2012 at $0.53	25,000	2	-	-	13,248	-	-	-	13,250

Shares issued for services, June 29, 2012 at $0.62	50,000	5	-	-	31,145	-	-	-	31,150

Issuance of capital stock	2,500,000	250	-	-	582,143	-	-	-	582,393

Reclassification of warrants into equity	-	-	-	-	857,500	-	-	-	857,500

Cancellation of treasury stock	(1,380,000)	(138)	-	-	(231,517)	-	(1,380,000)	231,655	-

Issuance of preferred stock	-	-	10,000	10	99,990	-	-	-	100,000

Deemed dividend's	-	-	-	-	65,686	(65,686)	-	-	-

Conversion of preferred stock to common stock	255,754	26	(10,000)	(10)	(16)	-	-	-	-

Net loss	-	-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance June 30, 2012	94,968,905	$9,497	-	$-	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)

Issuance of stock options	-	-	-	-	125,915	-	-	-	125,915

Shares issued for services, July 25, 2012 at $0.59	25,000	3	-	-	14,747	-	-	-	14,750

Shares issued for services, August 26, 2012 at $0.60	50,000	5	-	-	29,995	-	-	-	30,000

Shares issued for services, October 24, 2012 at $0.87	50,000	5	-	-	43,495	-	-	-	43,500

Shares issued as commitment fee, December 6, 2012 at $0.89	336,625	34	-	-	299,967	-	-	-	300,001

Shares sold, December 6, 2012 at $0.89, net of offering costs	112,208	11	-	-	96,989	-	-	-	97,000

Exercise of stock options	250,000	225	-	-	276,975	-	-	-	277,200

Issuance of preferred stock	-	-	30,000	30	299,970	-	-	-	300,000

Deemed dividends	-	-	-	-	211,802	(211,802)	-	-	-

Conversion of preferred stock to common stock	592,330	59	(30,000)	(30)	(29)	-	-	-	-

Net loss	-	-	-	-	-	(1,217,812)	-	-	(1,217,812)
Balance December 31, 2012	95,385,068	$9,839	-	$-	$10,628,983	$(17,766,532)	2,762,084	$(527,733)	$(7,655,443)

Cellceutix Corporation
(A Development Stage Enterprise)

Statements of Cash Flows
(Unaudited)
			For the cumulative period from June 20, 2007 (Date of Inception) through December 31, 2012

	For the Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,217,812)	$(3,021,858)	$(17,479,965)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock and stock options issued as payment for
services compensation, services rendered, and
charitable contributions	214,165	1,269,630	6,903,283
Cancellation of stock issued for services	-	-	(28,750)
Amortization of accrued settlement costs	18,215	34,173	104,111
Gain (loss) on financial instruments	-	909,892	439,892
Changes in operating assets and liabilities:
Other receivables	-	204,144	-
Prepaid expenses	(11,879)	(1,010)	(3,719)
Amortization of intangibles	501	-	501
Accounts payable	21,977	(101,665)	1,988,052
Accrued expenses	81,688	116,313	629,979
Accrued officers' salaries and payroll taxes	414,452	366,340	4,136,988

Net cash used in operating activities	(478,693)	(224,041)	(3,309,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangibles	(3,348)	-	(3,348)

Net cash used in investing activities	(3,348)	-	(3,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-	-	50
Sale of common stock			100
Sale of common stock, net of offering costs	97,000	-	97,000
Deferred offering costs	3,000	-	3,000
Sale of preferred stock	300,000	-	400,000
Payment of settlement liabilities	-	-	(400,000)
Loan from officer	-	20,000	1,925,587
Proceeds from convertible debentures	-	-	(167,099)
Redemption of convertible debentures	-	-	400,000
Proceeds from subscription	-	1000000	1,000,000
Exercise of stock options	277,200	-	277,200
Net cash provided by financing activities	677,200	1,020,000	3,535,838

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	195,159	795,959	222,862

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,703	68,661	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$222,862	$864,620	$222,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$25,909	$-	$40,735

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to note payable and
convertible debentures	$-	$-	$197,964
Cancellation of common stock for services	$-	$-	$(138,750)
Settlement of accrued payroll and payroll taxes	$-	$-	$932,966
Cancellation of common stock as a result of settlement	$-	$-	$859,388
Debt converted to common stock	$-	$353,635	$353,635
Cancellation of treasury stock	$-	$-	$(231,655)
Reclassification of warrants to equity	$-	$-	$857,500
Deemed dividend from beneficial conversion
feature on preferred stock	$53,032	$-	$70,678
Deemed dividend - warrants	$158,770	$-	$206,810
Conversion of preferred stock into common stock	$(30)	$-	$(46)

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

(Unaudited)

1.       Organization And Nature Of Business

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

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. The trial is registered on www.clinical trials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC hopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. At this time the study is in progress. Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer.

In January 2013 the Company announced that the University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). The Company has been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Adminstered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The study is scheduled to begin in the first half of 2013. The University will source the funding for this trial.

The Company also announced it is presently in discussions with other institutions for collaborations in conducting clinical trials with Kevetrin on multiple cancers.

In June 2012, Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™, a drug for treating psoriasis. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials. The Company plans to sponsor a Phase II/III Proof of Concept trial in Europe that is planned to begin late first quarter/early second quarter 2013. This will be a relatively short trial with only 30 days of treatment and 30 days of follow-up to evaluate the efficacy and safety of Prurisol. The manufacturer, Dr. Reddy’s Laboratories Ltd., has advised the Company that the manufacturing of Prurisol is planned to begin in February 2013.

At this time the Company is focusing its research and development efforts exclusively on Kevetrin and Prurisol.

On September 13, 2012, the company filed a Certificate of Correction with the State of Nevada to correct the par value of the preferred shares from the amended articles of incorporation filed June 24, 2011 from $.0001 per share to $.001 per share.

On December 6, 2012 , the Company entered into a Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $10,000,000 million of the Company’s shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. (SEE NOTE 9)

On December 25, 2012 the United States Patent and Trademark Office (USPTO) awarded the Company U.S. Patent No. 8,338,454 B2, titled "Nitrile Derivatives and their Pharmaceutical Use and Compositions." The patent covers pharmaceutical compositions comprising Kevetrin™, and related compounds and compositions.

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB), symbol “CTIX”.

2.          Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended December 31, 2012 and 2011, (b) the financial position at December 31, 2012 and (c) cash flows for the six month periods ended December 31, 2012 and 2011, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the Company’s Form 10K for the fiscal year ended June 30, 2012.  The results of operations for the three and six month periods ended December 31, 2012 are not necessarily indicative of those to be expected for the entire year.

The company has evaluated all subsequent events through the filing date of this form 10-Q with SEC, to ensure that this form 10-Q includes subsequent events that should be recognized in the financial statements as of December 31, 2012, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

 3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through December 31, 2012, the Company has had a cumulative net loss attributable to common stockholders of $17,766,532 and a working capital deficit of $7,680,062 at December 31, 2012.  As of December 31, 2012, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has entered into a financing agreement with Aspire Capital Fund for $10,000,000. The Company does not have the right to commence any sales of its shares to Aspire Capital Fund until the SEC has declared the registration statement filed on January 22, 2012, effective. (See Note 9 referencing Aspire Capital Fund). If the SEC doesn’t declare our registration effective, there can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all.

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

4.          Recent accounting pronouncements

The Company has reviewed all recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC and did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock. The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of $932,966.  As of December 31, 2012, the settlement liability is $563,499 of which $288,270 is due in February 2013 and recorded as current liability.

Legal

Cellceutix Corporation has entered into a settlement agreement with a former vendor Toxikon Corporation, settling all claims asserted by Toxikon in a civil action filed by Toxikon Corporation in the Commonwealth of Massachusetts.  Cellceutix Corporation has agreed to pay Toxikon Corporation ninety-thousand ($90,000.00) dollars prior to March 1, 2013 in full settlement of the claims asserted and the amount has been recorded on the balance sheet as of December 31, 2012..

Formatech is a former vendor of the Company which had received Cellceutix common stock and had also gone bankrupt. In July 2012, Cellceutix was advised that a US Bankruptcy Court judge has allowed Formatech’s bankruptcy trustee to sell 184,375 restricted shares of Cellceutix Class A Common Stock. The proceeds of any sales of these shares will be held in escrow pending the outcome of Cellceutix’s claims against Formatech. Cellceutix has engaged an attorney with the aim of recovering these funds.

Pharmaceutical Compounds

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277 and KM 278, by their inventors. The Company was assigned all right, title, and interest to an additional three pharmaceutical compounds on October 17, 2007, KM 133 KM 362 and KM 3174. In July 2009, the Company was assigned all right, title, and interest to KM 732.  In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon.  In December 2012, the Company was issued a US patent  for Kevetrin.  The Company intends to file patent applications for each of the other six compounds as studies advance and funds become available.

 In December 2009, the Company was assigned all right, title and interest to a new compound, KM-391, which it intends to develop for the treatment of autism.  In exchange for this compound, the Company agreed to pay the inventors $10,000 plus 4.5% of net sales of the compound in countries where a composition of matter patent has been issued and 3% of net sales in other countries.

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

The Company has recorded accrued officers’ salaries and payroll taxes are as follows:

	December 31, 2012	June 30, 2012
Krishna Menon	$1,635,000	$1,442,500
Leo Ehrlich	$1,397,500	$1,205,000
Accrued Payroll Taxes	$171,523	$142,071
	$3,204,023	$2,789,571

6.           Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At December 31, 2012 and June 30, 2012, payables of $54,900 and $49,500 to KARD were included in accrued expenses, respectively. For the three and six months ended December 31, 2012 and 2011 and the period June 20, 2007 (date of inception) through December 31, 2012, the Company has included $2,700, $5,400, $2,700, $5,400, and $54,900 in general and administrative expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three and six months ended December 31, 2012 and 2011 and the period June 20, 2007 (date of inception) through December 31, 2012, the Company incurred $0, $0, $0, $9,990, and $2,601,110 of research and development expenses conducted by KARD, respectively.  At December 31, 2012 and June 30, 2012 the Company has included a total of $1,685,515 and $1,685,515 in accounts payable to Kard respectively.

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

 At December 31, 2012, $357,665 is accrued as interest expense on this note. As of December 31, 2012, the balance of the demand note is $2,022,264

8.	Stock Options and Warrants:

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The remainder of the agreement remains unchanged.  As of December 31, 2012, the Consultant has been awarded a total of 450,000 options to purchase common stock valued at $233,918 to be vested over one year from date of issuance.  For the three and six months ended December 31, 2012, the Company has expensed $91,564, and $109,324 to professional fees expense, related to these options and remeasurement at December 31, 2012.

The fair value of each option for the six months ended December 31, 2012 and 2011 was estimated on the date of grant or grant modification using the Black Scholes model that uses assumptions noted in the following table.

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Expected term (in years)	5-10	3-10
Expected stock price volatility	134.22% - 137.33%	143.45%-148.15%
Risk-free interest rate	1.53% - 1.75%	1.98%-3.00%
Expected dividend yield	0%	0%

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

Stock Options

The following table summarizes all stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2012	41,277,500	$0.14	8.46	$21,186,225
Granted	90,000	0.85	8.09	---
Exercised	(2,250,000)	0.12	—	—
Forfeited/expired	—	—	—	—
Outstanding at December 31, 2012	39,117,500	$0.14	7.97	$66,131,775
Exercisable at December 31, 2012	39,052,500	$0.14	7.95	$66,070,958

The Company recognized $137,818, $214,165, $616,674, 1,246,444, and $6,903,282 of stock based compensation costs related to stock and stock option awards for the three and six months ended December 31, 2012 and 2011 and the period from inception to December 31, 2012, respectively, and there is $57,898 of unamortized compensation cost expected to be recognized through December 31, 2013.

As of December 31, 2012, there were 6,312,084 warrants issued and outstanding with a weighted average exercise price of $0.84.  Of these warrants, 2,964,000 warrants were to expire in September 2010, however in September 2010; the Company approved the extension of these warrants to December 31, 2013.

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

9.           Equity Transactions

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The subscription agreement provides for installment funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding.Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights. The Agreement was mutually terminated between the parties on January 8, 2013.

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

On August 1, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.49 per share based on 85% of the closing bid price on July 25, 2012 of $0.59.   The company issued to the subscriber 153,061 shares of Cellceutix common stock.  In connection thereto the Company issued 153,061warrants to purchase common shares of Cellceutix Corporation at $0.49 valid for five years.   The shares and the warrants are subject to piggy back registration rights.

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

On December 19, 2012 the Company issued  320,000 Class A common shares par value $.0001 to a consultant upon exercise of stock options granted to him  pursuant to the Company’s 2009 and 2010 Equity Incentive Plans of which  80,000 were granted on March 2, 2009, exercisable at $0.14 per share; 200,000 were granted on February 8, 2011, exercisable at $0.20 per share; and 40,000 were granted on February 17, 2011 exercisable at $.20 per share.  The Company received $59,200.

On December 21, 2012 the Company issued 1,680,000 Class A common shares to a consultant upon exercise of Stock Options granted on December 29, 2010 under the Company’s 2010 Equity Incentive Plan and exercisable  at $0.10 per share.    The Company received $168,000.

On December 6, 2012 , the Company entered into a Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $10,000,000 million of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 336,625 shares of our Class A Common Stock as a commitment fee and sold to Aspire Capital 112,208 shares of Class A Common Stock for $100,000. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs.

Concurrently with entering into the Purchase Agreement, the Company agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On January 22, 2012, the Company filed a Form S-3 registration statement. The Company does not have the right to commence any sales of its shares to Aspire Capital until the SEC has declared the registration statement effective. Thereafter, on every and any business day selected by the Company, the Company shall have the right to direct Aspire Capital Fund to purchase (each such purchase, a “Regular Purchase”), up to 100,000 shares on each and any business day chosen by the Company; however, in any event, the amount of a Regular Purchase will not exceed $500,000 per business day. The purchase price for Regular Purchases (the “Regular Purchase Price”), shall be equal to the lesser of: (i) the lowest sale price of the shares on the purchase date, or (ii) the average of the three (3) lowest closing sale prices of the shares during the twelve (12) business days prior to the purchase date. The Regular Purchase Price will be known at the time of notice and before any shares are sold to Aspire Capital Fund.

In addition to the Regular Purchases, with one day’s prior written notice, the Company shall also have the right to require the ACF Investor to purchase up to an additional 20% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-five percent (95%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if (a) the closing sale price for the Company Class A common shares on the notice day for the VWAP Purchase is higher than $0.50, and (b) the Company has also submitted a Regular Purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP Purchases that the Company may require.

Aspire Capital Fund has no right to require any sales by the Company, but is obligated to make purchases from the Company as the Company directs it in accordance with the Purchase Agreement. The Company can also accelerate the amount of Class A Common Stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

The Company is never under any obligation to sell shares to Aspire Capital Fund. Aspire Capital Fund has no rights to require the Company to sell shares.

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

We have recently transitioned to a clinical stage company. On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin™, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the early stage of the trial. The Company has received no notice of events outside of the parameters of the protocol and the trial is progressing. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC hopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy.

BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. At this time the study is in progress. Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer.

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Adminstered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The study is scheduled to begin in the first half of 2013. The University will source the funding for this trial.

The Company is presently in discussions with other institutions for collaborations in conducting clinical trials with Kevetrin on multiple cancers.

On December 25, 2012 the United States Patent and Trademark Office (USPTO) awarded the Company U.S. Patent No. 8,338,454 B2, titled "Nitrile Derivatives and their Pharmaceutical Use and Compositions." The patent covers pharmaceutical compositions comprising Kevetrin™, and related compounds and compositions.

Prurisol is our anti-psoriasis drug candidate. It is a small molecule with a molecular weight of less than 500 MW. It is synthesized through a multi step-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™ our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the us to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol.

We plan to sponsor a Phase II/III Proof of Concept trial in Europe that is on target to begin late first quarter/early second quarter 2013. This will be a relatively short trial with only 30 days of treatment and 30 days of follow-up to evaluate the efficacy and safety of Prurisol. Our manufacturer, Dr. Reddy’s Laboratories Ltd., has advised us that the manufacturing of Prurisol is planned to begin in February.

At this time the Company is focusing its research and development efforts exclusively on Kevetrin and Prurisol.

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

Liquidity and Capital Resources

As of December 31, 2012 the Company had a cash balance of $222,862.  The Company will need to raise substantial funds in order to execute its product development plan.  The Company has entered into a financing agreement with Aspire Capital Fund for $10,000,000. We do not have the right to commence any sales of our shares to Aspire Capital Fund until the SEC has declared the registration statement filed on , effective. (SEE BELOW) Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2013.

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The Subscription Agreement provides for installment funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding. Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights. As of December 31, 2012 a total of $400,000 Series A Convertible Preferred shares were subscribed too and there remained a balance of $600,000 for the Company to draw upon in installment funding per the agreement.   The Agreement was mutually terminated between the parties on January 8, 2013.

On December 6, 2012 , we entered into a Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $10,000,000 million of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital 336,625 shares of our Class A Common Stock as a commitment fee and sold to Aspire Capital 112,208 shares of Class A Common Stock for $100,000. Concurrently with entering into the Purchase Agreement, we agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On January 22, 2012, the Company filed a Form S-3 registration statement.

We do not have the right to commence any sales of our shares to Aspire Capital until the SEC has declared the registration statement effective. Thereafter, on every and any business day selected by the Company, the Company shall have the right to direct Aspire Capital Fund to purchase (each such purchase, a “Regular Purchase”), up to 100,000 shares on each and any business day chosen by the Company; however, in any event, the amount of a Regular Purchase will not exceed $500,000 per business day. The purchase price for Regular Purchases (the “Regular Purchase Price”), shall be equal to the lesser of: (i) the lowest sale price of the shares on the purchase date, or (ii) the average of the three (3) lowest closing sale prices of the shares during the twelve (12) business days prior to the purchase date. The Regular Purchase Price will be known at the time of notice and before any shares are sold to Aspire Capital Fund.

In addition to the Regular Purchases, with one day’s prior written notice, the Company shall also have the right to require the ACF Investor to purchase up to an additional 20% of the trading volume of the shares for the next business day at a purchase price (the “VWAP Purchase Price”), equal to the lesser of: (i) the closing sale price of the shares on the purchase date, or (ii) ninety-five percent (95%) of the next business day’s volume weighted average price (each such purchase, a “VWAP Purchase”). The Company shall have the right, in its sole discretion, to determine a maximum number of shares and set a minimum market price threshold for each VWAP Purchase. The Company can only require a VWAP Purchase if (a) the closing sale price for the Company Class A common shares on the notice day for the VWAP Purchase is higher than $0.50, and (b) the Company has also submitted a Regular Purchase on the notice date for the VWAP Purchase. There are no limits on the number of VWAP Purchases that the Company may require.

Aspire Capital Fund has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. We can also accelerate the amount of Class A Common Stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

The Company is never under any obligation to sell shares to Aspire Capital Fund. Aspire Capital Fund has no rights to require the Company to sell shares.

Requirement for Additional Capital

Research and Development Costs.  The Company has engaged in limited research and development activities. We currently do not have sufficient funds to meet our planned drug development for the next twelve (12) months and we may not be able to obtain the necessary financing on terms and conditions acceptable to the Company. Assuming that we are successful in raising additional financing, we plan to incur the following expenses over the next twelve (12) months:

1. Research and Development- $2,000,000 in preclinical development costs, including testing Kevetrin on additional tumors and costs to manufacture Prurisol.

2. Clinical trials – $3,000,000.  We have budgeted $1,500,000 for our Phase 1 Kevetrin trials and $1,500,000 for the Prurisol pilot study and phase 2/3 trials.

3. Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development program (s), meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $6,350,000 (as per current management’s budgets). The Company has entered into a $10,000,000 financing agreement with Aspire Capital Fund. We do not have the right to commence any sales of our shares to Aspire Capital until the SEC has declared the registration statement effective. (SEE Liquidity and Capital Resources) If the SEC doesn’t declare our registration effective, or we are unable to obtain additional financing on terms and conditions acceptable to the Company, our business plan will be significantly delayed.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2012.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  December 31,  2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cellceutix Corporation has entered into a settlement agreement with a former vendor Toxikon Corporation, settling all claims asserted by Toxikon in a civil action filed by Toxikon Corporation in the Commonwealth of Massachusetts.  Cellceutix Corporation has agreed to pay Toxikon Corporation ninety-thousand ($90,000.00) dollars prior to March 1, 2013 in full settlement of the claims asserted and the amount has been recorded on the balance sheet as of December 31, 2012.

Formatech is a former vendor of ours which had received Cellceutix common stock and had also gone bankrupt. In July 2012, Cellceutix was advised that a US Bankruptcy Court judge has allowed Formatech’s bankruptcy trustee to sell 184,375 restricted shares of Cellceutix Class A Common Stock. The proceeds of any sales of these shares will be held in escrow pending the outcome of Cellceutix’s claims against Formatech. Cellceutix has engaged an attorney with the aim of recovering these funds.

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

On December 19, 2012 the Company issued  320,000 Class A common shares par value $.0001 to a consultant upon exercise of stock options granted to him  pursuant to the Company’s 2009 and 2010 Equity Incentive Plans of which  80,000 were granted on March 2, 2009, exercisable at $0.14 per share; 200,000 were granted on February 8, 2011, exercisable at $0.20 per share; and 40,000 were granted on February 17, 2011 exercisable at $.20 per share.  The Company received $59,200.

On December 21, 2012 the Company issued 1,680,000 Class A common shares to a consultant upon exercise of Stock Options granted on December 29, 2010 under the Company’s 2010 Equity Incentive Plan and exercisable  at $0.10 per share.    The Company received $168,000.

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

 (b)  Reports on Form 8-K

(1)	The Company filed a Form 8-K on December 6, 2012 related to Item 1.01 Entry into a Material Definitive Agreement and Item 3.02 Unregistered Sales of Equity Securities with Aspire Capital Fund
(2)	The Company filed a Form 8-K on December 26, 2012 related to Item 3.02 Unregistered Sales of Equity Securities for option conversions into Class A Common Stock.
(3)

The Company filed a Form 8-K on December 27, 2012 related to Item 7.01. Regulation FD Disclosure that the Company signed a Confidential Disclosure Agreement with one of the world’s most prominent cancer centers in the United States for possible clinical trials funded by the hospital.

(4)

The Company filed a Form 8-K on December 27, 2012 related to Item 1.02  Termination of Material Definitive Agreement that the Company and the accredited investor mutually agreed to terminate the Series A Convertible Preferred Subscription Agreement of May 2012.

(5)	The Company filed a Form 8-K on December 26, 2013 related to Item 3.02 Unregistered Sales of Equity Securities for warrant conversions into Class A Common Stock.

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

Dated: February 13, 2013

