Form 10-Q
period 2013-03-31
Cellceutix CORP
filed 2013-05-20
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Cellceutix Corporation

Commission File Number: 000-52321

(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

100 Cumming Center, Suite 151-B

Beverly, MA 01915

(Address of principal executive offices, Zip Code)

(978)-236-8717

(Registrant’s telephone number, including area code)

_________________________________________________________

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                                          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Non-Accelerated Filer [ ]	Accelerated Filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                          No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.001 par value	97,363,984

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012 (audited)	3
	Condensed Statements of Operations (unaudited) for the three and nine months ended March 31, 2013 and 2012 and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2013	5
	Statement of Changes in Shareholders Deficit for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2013	6
	Condensed Statements of Cash Flows (unaudited) for the nine months ended March 31, 2013 and 2012 and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2013	10
	Notes to Condensed Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition of and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES		30

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

All statements other than statements of historical fact are statements that could be deemed forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. When used in this report, the terms “Cellceutix”, “Company”, “we”, “our”, and “us” refer to Cellceutix Corporation.

Part 1.  Financial Information

Item 1.  Financial Statements

CELLCEUTIX CORPORATION (A Development Stage Enterprise) Condensed Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,078,042	$27,703
Prepaid expenses	7,456	325
Total Current Assets	1,085,498	28,028

Other Assets:
Patent costs - net	3,684	-
Deferred offering costs	251,511	-
Total Other Assets	255,195	-

Total Assets	$1,340,693	$28,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable - (including related party payables of $1,692,023 and $1,695,820, respectively)	$1,982,231	$1,966,026
Accrued expenses - (including related party accruals of 436,515 and 316,130, respectively)	447,515	330,880
Accrued salaries and payroll taxes - related parties	3,431,972	2,789,571
Accrued settlement costs	278,326	270,055
Note payable - related party	2,022,264	2,022,264
Total Current Liabilities	8,162,308	7,378,796

Long Term Liabilities:
Accrued settlement costs - net of current settlement costs	-	275,229

Total Liabilities	8,162,308	7,654,025

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 98,746,068 issued and 97,363,984 outstanding as of March 31, 2013 and 94,968,905 issued and 92,206,821 outstanding as of June 30, 2012	9,875	9,497
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and June 30, 2012	-	-
Additional paid-in capital	12,076,821	9,229,157
Deficit accumulated during the development stage	(18,633,082)	(16,336,918)
Treasury stock - 1,382,084 and 2,762,084 shares at cost - as of March 31, 2013 and June 30, 2012, respectively	(275,229)	(527,733)
Total Stockholders' Deficit	(6,821,615)	(7,625,997)

Total Liabilities and Stockholders' Deficit	$1,340,693	$28,028

The accompanying notes are an integral part of these condensed financial statements

CELLCEUTIX CORPORATION (A Development Stage Enterprise) Condensed Statements of Operations
(Unaudited)

For the Three Months Ended March 31,			For the Nine Months Ended March 31,		For the cumulative period from June 20, 2007 (Date of Inception) through March
2013		2012	2013	2012	31, 2013

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development, gross	543,115	269,043	1,009,584	478,909	6,106,596
Grants	-	-	-	-	(733,438)
Research and development, net of grants	543,115	269,043	1,009,584	478,909	5,373,158
General and administrative expenses	33,388	159,710	85,675	178,779	620,446
Officers' payroll and payroll tax expense	125,372	113,975	353,321	1,412,879	7,947,005
Professional fees	98,566	159,350	420,454	516,671	2,999,365
Patent expense	310	14,077	29,369	95,797	197,662

Total operating expenses	800,751	716,155	1,898,403	2,683,035	17,137,636

Loss from operations	(800,751)	(716,155)	(1,898,403)	(2,683,035)	(17,137,636)
Interest expense - net	(65,799)	(62,462)	(185,959)	(207,548)	(768,987)
Gain (loss) on financial instruments	-	470,000	-	(439,892)	(439,892)
Total other expenses	(65,799)	407,538	(185,959)	(647,440)	(1,208,879)
Net loss before provision for income taxes	(866,550)	(308,617)	(2,084,362)	(3,330,475)	(18,346,515)
Provision for income taxes	-	-	-	-	-

Net loss	$(866,550)	$(308,617)	$(2,084,362)	$(3,330,475)	$(18,346,515)

Deemed dividends	-	-	(211,802)	-	(277,488)
Net loss attributable to common stockholders	$ (866,550)	$(308,617)	$(2,296,164)	$(3,330,475)	$(18,624,003)

Basic and diluted loss per share attributable to common stockholders	$(0.01)	$(0.00)	$(0.02)	$(0.04)

Weighted average number of common shares	96,091,495	91,256,613	94,016,785	89,649,308

The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

(A Development Stage Enterprise)

Statement of Changes in Stockholders' Deficit

For the cumulative

Period June 20, 2007 (Date of Inception)

through March 31, 2013

(Unaudited)

Common Stock				Preferred Stock		Additional	Deficit Accumulated During the Development Stage	Treasury Stock
Shares			Par Value 0.0001		Par Value	Paid-in		Shares	Amount
		$		Shares	$0.001	Capital				Total

Shares issued June 20, 2007
(Inception)	1,000,000		$100	-	$-	$-	$-	-	$-	$100

Net loss	-		-	-	-	-	(530)	-	-	(530)
Balance, June 30, 2007	1,000,000		100	-	-	-	(530)	-	-	(430)
Share exchange with Cellceutix Pharma, Inc.December 6, 2007	(1,000,000)		(100)	-	-	-	100	-	-	-

Share exchange in reverse merger with Cellceutix Pharma, Inc.December 6,2007	82,000,000		8,200	-	-	-	(8,200)	-	-	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, Inc.December 6, 2007	9,791,000		979	-	-	-	(979)	-	-	-
Issuance of stock options	-		-	-	-	43,533	-	-	-	43,533
Forgiveness of debt from a stockholder	-		-	-	-	50	-	-	-	50

Capital contribution from a stockholder	-		-	-	-	50	-	-	-	50
Shares issued for services,
April 28, 2008 at $1.05	100,000		10	-	-	104,990	-	-	-	105,000
Net loss	-		-	-	-	-	(510,193)	-	-	(510,193)
Balance June 30, 2008	91,891,000		9,189	-	-	148,623	(519,802)	-	-	(361,990)

Cancellation of shares issued for services,December 31, 2008	(100,000)		(10)	-	-	(104,990)	-	-	-	(105,000)

Issuance of stock options	-		-	-	-	142,162	-	-	-	142,162
Shares issued for services,June 11, 2009 at $0.38	20,000		2	-	-	7,598	-	-	-	7,600

Shares issued for services,June 30, 2009 at $0.38	25,000		3	-	-	9,497	-	-	-	9,500
Net loss	-		-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	91,836,000		9,184	-	-	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services,July 6, 2009 at $0.43	25,000		2	-	-	10,748	-	-	-	10,750

Shares issued for services,February 5, 2010 at $0.30	3,500		-	-	-	1,050	-	-	-	1,050
Issuance of stock options	-		-	-	-	383,291	-	-	-	383,291
Shares issued for services June 1, 2010 at $0.45	75,000		8	-	-	33,742	-	-	-	33,750
Net loss	-		-	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010	91,939,500		9,194	-	-	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services,July 6, 2010 at $0.55	50,000		5	-	-	27,495	-	-	-	27,500
Cancellation of shares issued	(75,000)		(8)	-	-	(33,742)	-	-	-	(33,750)
Issuance of stock options	-		-	-	-	3,060,691	-	-	-	3,060,691
Modification of stock options	-		-	-	-	237,098	-	-	-	237,098
Forgiveness of liability in connection with settlement with stockholder	-		-	-	-	932,966	-	-	-	932,966

Repurchase of common stock in connection with settlement	-		-	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services,March 1, 2011 at $0.32	184,375		18	-	-	58,982	-	-	-	59,000

Shares issued for services,February 8, 2011 at $0.20	70,000		7	-	-	13,993	-	-	-	14,000
Cancellation of treasury stock	(460,229)		(45)	-	-	(99,955)	-	(460,229)	100,000	-
Shares issued for services,May 26, 2011 at $0.81	12,000		1	-	-	9,719	-	-	-	9,720
Net loss	-		-	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011	91,720,646		9,172	-	-	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)

Issuance of stock options	-		-	-	-	2,114,386	-	-	-	2,114,386

Convertible debentures converted to common stock	707,277		71	-	-	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011 at $0.38	100,000		10	-	-	37,990	-	-	-	38,000

Shares issued for services, November 8, 2011 at $0.41	125,000		13	-	-	51,236	-	-	-	51,249

Shares issued for services, January 11, 2012 at $0.45	200,000		20	-	-	89,980	-	-	-	90,000

Shares issued for charitable contributions, March 7 2012 at $0.52	265,228
			26	-	-	137,894	-	-	-	137,920

Shares issued for services, April 26, 2012 at $0.46	300,000		30	-	-	137,970	-	-	-	138,000

Shares issued for services, May 3, 2012 at $0.49	100,000		10	-	-	48,990	-	-	-	49,000

Shares issued for services, May 29, 2012 at $0.53	25,000		2	-	-	13,248	-	-	-	13,250

Shares issued for services, June 29, 2012 at $0.62	50,000		5	-	-	31,145	-	-	-	31,150

Issuance of capital stock	2,500,000		250	-	-	582,143	-	-	-	582,393

Reclassification of warrants into equity	-		-	-	-	857,500	-	-	-	857,500

Cancellation of treasury stock	(1,380,000)		(138)	-	-	(231,517)	-	(1,380,000)	231,655	-

Issuance of preferred stock	-		-	10,000	10	99,990	-	-	-	110,000

Deemed dividend's	-		-	-	-	65,686	(65,686)	-	-	-

Conversion of preferred stock to common stock	255,754		26	(10,000)	(10)	(16)	-	-	-	(10,000)

Net loss	-		-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance June 30, 2012	94,968,905		$9,497	-	$-	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)

Issuance of stock options	-		-	-	-	170,213	-	-	-	170,213

Shares issued for services, July 25, 2012 at $0.59	25,000		3	-	-	14,747	-	-	-	14,750

Shares issued for services, August 26, 2012 at $0.60	50,000		5	-	-	29,995	-	-	-	30,000

Shares issued for services, October 24, 2012 at $0.87	50,000		5	-	-	43,495	-	-	-	43,500

Shares issued as commitment fee, December 6, 2012 at $0.89	336,625		34	-	-	299,967	-	-	-	300,001

Shares sold, December 6, 2012 at $0.89, net of offering costs	112,208		11	-	-	96,989	-	-	-	97,000

Shares sold in March 2013 at $1.45-$1.54, net of offering costs	1,000,000		100	-	-	1,470,730	-	-	-	1,470,830

Exercise of stock options	2,250,000		225	-	-	276,975	-	-	-	277,200

Exercise of warrants	741,000		74	-	-	185,176	-	-	-	185,250

Issuance of preferred stock	-		-	30,000	30	299,970	-	-	-	300,000

Cancellation of treasury stock	(1,380,000)		(138)	-	-	(252,366)	-	(1,380,000)	252,504	-

Deemed dividends	-		-	-	-	211,802	(211,802)	-	-	-

Conversion of preferred stock to common stock	592,330		59	(30,000)	(30)	(29)	-	-	-	-

Net loss	-		-	-	-	-	(2,084,362)	-	-	(2,084,362)
Balance March 31, 2013	98,746,068		$9,875	-	$-	$12,076,821	$(18,633,082)	1,382,084	$(275,229)	$(6,821,615)

The accompanying notes are an integral part of these condensed financial statements

CELLCEUTIX CORPORATION

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,			For the cumulative period from June 20, 2007 (Date of Inception) through March 31, 2013

	2013		2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,084,362)		$(3,330,475)	$(18,346,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for services compensation, services rendered, and charitable contributions
	258,463		1,527,323	6,947,582
Cancellation of stock issued for services	-		-	(28,750)
Amortization of accrued settlement costs	33,042		51,259	118,938
Amortization of patent costs	554		-	554
Gain (loss) on financial instruments	-		439,892	439,892
Changes in operating assets and liabilities:
Other receivables	-		204,144	-
Prepaid expenses	(7,131)		(1,010)	1,029
Accounts payable	16,205		(142,163)	1,982,280
Accrued expenses	116,635		149,562	664,925
Accrued officers' salaries and payroll taxes	642,401		573,566	4,364,937

Net cash used in operating activities	(1,024,193)		(527,902)	(3,855,128)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent Costs	(4,238)		-	(4,238)

Net cash used in investing activities	(4,238)		-	(4,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-		-	50
Sale of common stock	-		-	100
Sale of common stock	1,616,320		-	1,616,320
Sale of preferred stock	300,000		-	400,000
Payment of settlement liabilities	(300,000)		(300,000)	(700,000)
Loan from officer	-		20,000	1,925,587
Proceeds from convertible debentures	-		-	(167,099)
Redemption of convertible debentures	-		(167,099)	400,000
Proceeds from subscription	-		1,000,000	1,000,000
Exercise of stock options and warrants	462,450		-	462,450
Net cash provided by financing activities	2,078,770		552,901	4,937,408

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	1,050,339		24,999	1,078,042

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,703		68,661	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,078,042		$93,660	$1,078,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$25,909		$-	$40,735

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
FINANCING ACTIVITIES
Common stock issued for acquisition	$-		$-	$9,079
Forgiveness of debt	$-		$-	$50
Reclassification of accrued interest to note payable and				-
convertible debentures	$-		$-	$197,964
Cancellation of common stock for services	$-		$-	$(138,750)
Settlement of accrued payroll and payroll taxes	$-		$-	$932,966
Cancellation of common stock as a result of settlement	$-		$-	$859,388
Debt converted to common stock	$-		$353,635	$353,635
Cancellation of treasury stock	$(252,504)		$(231,655)	$(484,159)
Reclassification of warrants to equity	$-		$857,500	$857,500
Deemed dividend from beneficial conversion				-
feature on preferred stock	$53,032		$-	$70,678
Deemed dividend - warrants	$158,770		$-	$206,810
Conversion of preferred stock into common stock	$(30)		$-	$(46)
Shares issued as deferred offering costs	$300,001	$		$300,001
The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cellceutix Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2012, included in our Annual Report on Form 10-K for the year ended June 30, 2012.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Cellceutix Corporation.

Cellceutix Corporation, formerly known as EconoShare, Inc., (“Cellceutix” or the “Company”) was incorporated on August 1, 2005. On December 6, 2007, the Company acquired Cellceutix Pharma, Inc. which was incorporated in the State of Delaware on June 20, 2007, in exchange for newly issued shares of the Company’s common stock. As a result of the exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of the Company. The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date. The Company also follows the accounting guidelines for accounting for and reporting in Development Stage Enterprises in preparing its financial statements.

The Company’s Common Stock is quoted on the Over the Counter Bulletin Board (OTCBB), symbol “CTIX”.

All amounts, where it is designated in these notes to the financial statements as an approximate amount, are rounded to the nearest thousand dollars.

Nature of Operations

Overview

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

Pharmaceutical Compounds – Kevetrin and Prurisol

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277 and KM 278, by their inventors. The Company was assigned all right, title, and interest to an additional three pharmaceutical compounds on October 17, 2007, KM 133 (Prurisol), KM 362 and KM 3174. In July 2009, the Company was assigned all right, title, and interest to KM 732.  In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon.  In December 2012, the Company was issued a US patent for Kevetrin.  In January 2012 the Company filed a patent application for KM 133. The Company intends to file patent applications for each of the other six compounds as studies advance and funds become available for these projects.

In December 2009, the Company was assigned all right, title and interest to a new compound, KM-391, which it intends to develop for the treatment of autism.  In exchange for this compound, the Company agreed to pay the inventors $10,000 plus 4.5% of net sales of the compound in countries where a composition of matter patent has been issued and 3% of net sales in other countries.

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC hopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy. BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. At this time the study is in progress. The most recent results were received from BIDMC in April 2013, which showed apoptosis induction (TUNEL) in renal cancer (786). Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer upon completion of a successful phase 1 clinical study presently in progress.

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (“IND”) application for Kevetrin, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial.

The trial is registered on www.clinical trials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

On December 25, 2012 the United States Patent and Trademark Office (USPTO) awarded the Company U.S. Patent No. 8,338,454 B2, titled "Nitrile Derivatives and their Pharmaceutical Use and Compositions." The patent covers pharmaceutical compositions comprising Kevetrin, and related compounds and compositions.

In January 2013 the Company announced that the University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). The Company has been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Adminstered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The trial’s principal investigator plans for this phase 1b trial to begin once a higher patient dosing is achieved at the Dana Farber trial. We expect the trial to begin in the second half of 2013. The University will source the funding for this trial.

The Company is presently in discussions with other institutions for collaborations in conducting clinical trials and acquiring a new drug. There are now two material transfer agreements pending with major hospitals.

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow us to forgo early-stage trials and advance Prurisol into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. Our Prurisol manufacturer, Dr. Reddy’s Laboratories Ltd., has advised us that the manufacturing of Prurisol took longer than planned, has been completed, and it is now being formulated. We plan to sponsor a Phase II/III Proof of Concept trial in Europe to begin in the third quarter 2013. This will be a relatively short trial with only 30 days of treatment and 30 days of follow-up to evaluate the efficacy and safety of Prurisol.

2. Significant Accounting Policies

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents. We hold cash balances in excess of the federally insured limits of $250,000 with one prominent financial institution. We deem this credit risk not to be significant as our cash is held by a major prominent financial institution. Total cash and cash equivalents held in checking accounts, as reported on the accompanying balance sheets, totaled approximately $1,078,000 and $28,000 at March 31, 2013 and June 30, 2012, respectively.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, the valuation allowance on deferred tax assets and various contingent liabilities. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Certain Risks and Uncertainties

Product Development

We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. Research and development expenses amounted to approximately $543,000 and $269,000 for the three months ended March 31, 2013 and 2012, respectively. Research and development expenses amounted to approximately $1,010,000 and $479,000 are for the nine months ended March 31, 2013 and 2012, respectively. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved, based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. For the three months and nine months ended March 31, 2013 and 2012, 49,520,936 shares and 49,142,574 of common share equivalents were excluded from the computation of diluted earnings per share because their effect is anti-dilutive.

For the year ended March 31, 2013 and 2012, no convertible preferred stock, convertible notes, warrants and options were included in the calculation of the Company's diluted loss per share because the company reported net loss from continuing operations attributed to common shareholders.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with United States generally accepted accounting principles. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We did not provide any current or deferred income tax provision or benefit for any periods presented to date because we have continued to experience a net operating loss since inception and therefore provide a 100% valuation allowance against all of our deferred tax assets.

The Company adopted the ASC accounting pronouncement “Accounting for Uncertainty in Income Taxes”. This pronouncement provides guidance for recognizing and measuring uncertain tax positions, as defined in the FASB accounting pronouncement “Accounting for Income Taxes”. This pronouncement prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. This pronouncement also provides accounting guidance on derecognizing, classification and disclosure of these uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company has not recognized any interest and penalties in 2013 or 2012.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by Cellceutix for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S.“tax regulations”. Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

ASC 505-50-30-11 (previously EITF 96-18) further provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and
ii.	The date at which the counterparty’s performance is complete.

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation using the straight-line method.

Recent Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC and did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

 3.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through March 31, 2013, the Company has had a deficit accumulated during the development stage of approximately $18,633,000 and a working capital deficit of approximately $7,077,000 at March 31, 2013.  As of March 31, 2013, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has entered into a financing agreement with Aspire Capital Fund for $10,000,000 (See Note 10).

The economic downturn and market instability has made the business climate more volatile and more costly.  If the current equity and credit markets deteriorate further or do not improve, it may make necessary debt or equity financing more difficult, more costly and more dilutive.  Failure to secure the necessary financing in a timely manner and on favorable terms could have a material adverse effect on the Company’s growth strategy, financial performance and stock price and could require the delay of new product development and clinical trial plans.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

4. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	March, 31 2013	June 30, 2012

Accrued consulting fee	$11,000	$14,000
Accrued rent (Note 7)	58,000	50,000
Accrued interest	379,000	267,000
Total	$448,000	$331,000

5. Accrued Salaries and Payroll Taxes – Related Parties

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March, 31 2013	June 30, 2012

Accrued salaries	$3,244,000	$2,648,000
Accrued payroll taxes	188,000	142,000
Total	$3,432,000	$2,790,000

Accrued payroll liabilities include accrued salaries and payroll taxes to the Company’s two executive officers.

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

6. Commitments and Contingencies

Settlement Agreement

On February 14, 2011, the Company announced it reached a settlement agreement on all outstanding claims and issues between the Company and our former CEO, Mr. Evans. Each party dropped their respective claims and as a result all of Mr. Evans accrued salaries and options were cancelled.  The terms of the agreement provide that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars.   Payment by the Company in the amount of $100,000 was made upon signing of the agreement, which resulted in reducing the liability owed to Mr. Evans; cancelling 460,229 shares of common stock.  On February 4, 2012 and January 29, 2013, the Company made the second and third payment of $300,000 each to Mr. Evans and cancelled 1,380,000 shares of its common stock in each of the two years.  The remaining 1,382,084 shares of common stock held in escrow until additional payments are made under the agreement are shown as Treasury Stock on the Company’s Balance Sheet.

The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock. The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of approximately $932,000.  As of March 31, 2013, the settlement liability of approximately $278,000 is due in February 2014 and recorded as current liability.

Legal

Cellceutix Corporation has settled all claims with Toxikon in a civil action in the Commonwealth of Massachusetts.  In February 2013, Cellceutix paid Toxikon Corporation ninety-thousand ($90,000) dollars in full settlement of claims asserted.

Formatech is a former vendor of ours which had received Cellceutix common stock and had also gone bankrupt. In July 2012, Cellceutix was advised that a US Bankruptcy Court judge has allowed Formatech’s bankruptcy trustee to sell 184,375 restricted shares of Cellceutix Class A Common Stock. The proceeds of any sales of these shares will be held in escrow pending the outcome of Cellceutix’s claims against Formatech. Cellceutix has engaged an attorney with the aim of recovering these funds. The case is still pending resolution in court.

7.  Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At March 31, 2013 and June 30, 2012, payables of approximately $58,000and $50,000 to KARD were included in accrued expenses, respectively.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA.  The Company does not have an exclusive arrangement with KARD.  All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the three and nine months ended March 31, 2013 and 2012 and the period June 20, 2007 (date of inception) through March 31, 2013, the Company incurred approximately $0, $0, $0, $10,000, and $2,601,000 of research and development expenses conducted by KARD, respectively.  At March 31, 2013 and June 30, 2012 the Company has included a total of approximately $1,686,000 in accounts payable to Kard.

8.   Note Payable – Related Party

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

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this loan was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C.  The Ehrlich Promissory Note C is an unsecured demand note that bears 10% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%.   During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional $997,047 which brought the balance of the demand note to $2,002,264.  On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal.

On May 8, 2012, in connection with the renegotiation of an outstanding loan to Mr. Ehrlich, the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

At March 31, 2013, approximately $379,000 is accrued as interest expense on this note. As of March 31, 2013, the balance of the demand note is approximately $2,022,000.

9.	Stock Options and Warrants:

Consulting Agreement

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The monthly fee was increased to $6,000 beginning in November 2012. The remainder of the agreement remains unchanged.  As of March 31, 2013, the Consultant has been awarded a total of 480,000 options to purchase common stock valued at approximately $284,000 to be vested over one year from date of issuance.  For the three and nine months ended March 31, 2013, the Company has expensed approximately $44,000, and $154,000 to professional fees expense, related to these options and remeasurement at March 31, 2013.

 Stock Options

The fair value of each option for the nine months ended March 31, 2013 and 2012 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Expected term (in years)	5-10	5-10
Expected stock price volatility	132.51% – 137.33%	142.51% – 148.15%
Risk-free interest rate	1.53% – 1.98%	1.97% – 3.0%
Expected dividend yield	0	0

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2012	41,277,500	$0.14	8.46	$21,186,000
Granted	120,000	1.08	8.36	-
Exercised	(2,250,000)	0.12	-	-
Forfeited/expired	-	-	-	-
Outstanding at March 31, 2013	39,147,500	$0.14	7.71	$63,003,000
Exercisable at March 31, 2013	39,082,500	$0.14	7.70	$62,974,000

The Company recognized approximately $44,000 and $18,000 of stock based compensation costs related to stock and stock options awards for the three months ended March 31, 2013 and 2012; approximately $258,000 and $1,175,000 for the nine months ended March 31, 2013 and 2012, and approximately $6,948,000 for the period from inception to March 31, 2013, respectively, and there is approximately $84,000 of unamortized compensation cost expected to be recognized through March 31, 2014.

Stock Warrants

On March 5, 2013 the Company issued 370,500 Class A common shares par value $.0001 to each of two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at $0.25 per share. The Company received an aggregate of $185,250. The issuance was exempt from registration under Section 4(2) of the Securities Act.

As of March 31, 2013 and June 30, 2012, there were 5,571,084 and 5,719,754 warrants issued and outstanding with a weighted average exercise price of $0.92 and $0.87, respectively.  Of these warrants, approximately 2,223,000 warrants were to expire in September 2010, however in September 2010; the Company approved the extension of these warrants to December 31, 2013.  As of March 31, 2013 and June 30, 2012, the average remaining contractual life of the outstanding warrants was 1.68 years and 2.02 years, respectively and the aggregate intrinsic value was $4,627,000 and $474,000, respectively.

10.   Equity Transactions

Aspire Agreement

On December 6, 2012, the Company entered into a Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $10,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 336,625 shares of our Class A Common Stock as a commitment fee and sold to Aspire Capital 112,208 shares of Class A Common Stock for $100,000. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs.

Concurrently with entering into the Purchase Agreement, the Company agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On January 22, 2012, the Company filed a Form S-3 registration statement and the registration statement was declared effective by the SEC on February 14, 2013. Thereafter, on every and any business day selected by the Company, the Company shall have the right to direct Aspire Capital Fund to purchase (each such purchase, a “Regular Purchase”), up to 100,000 shares on each and any business day chosen by the Company; however, in any event, the amount of a Regular Purchase will not exceed $500,000 per business day. The purchase price for Regular Purchases (the “Regular Purchase Price”), shall be equal to the lesser of: (i) the lowest sale price of the shares on the purchase date, or (ii) the average of the three (3) lowest closing sale prices of the shares during the twelve (12) business days prior to the purchase date. The Regular Purchase Price will be known at the time of notice and before any shares are sold to Aspire Capital Fund.

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

During the quarter ended March 31, 2013, the Company sold an additional 1,000,000 shares generating gross proceeds of $1,516,320.

As of March 31, 2013, the Company had completed sales to Aspire totaling 1,112,208 shares of common stock generating gross proceeds of approximately $1,616,000.

Series A Convertible Preferred Shares Subscription Agreement

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The subscription agreement provides for installment funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding. Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights. To date an aggregate of $400,000 was funded, and the Company issued an aggregate of 848,084 common shares and 848,084 common stock purchase warrants. The subscription for the remaining $600,000 subscription agreement was mutually terminated between the parties on January 8, 2013.

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

On August 1, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.49 per share based on 85% of the closing bid price on July 25, 2012 of $0.59.   The company issued to the subscriber 153,061 shares of Cellceutix Class A common stock.  In connection thereto the Company issued 153,061 warrants to purchase Class A common shares of Cellceutix Corporation at $0.49 per share and is valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On August 23, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.485 per share based on 85% of the closing bid price on August 14, 2012 of $0.571.   The company issued to the subscriber 154,639 shares of Cellceutix Class A common stock.  In connection thereto the Company issued 154,639 warrants to purchase Class A common shares of Cellceutix Corporation at $0.485 per share and is valid for five years.

On August 31, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 19, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315 shares of Cellceutix Class A common stock.  In connection thereto the Company issued 142,315 warrants to purchase common shares of Cellceutix Corporation at $0.527 per share and is valid for five years.   The shares and the warrants are subject to piggy back registration rights.

On September 20, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 24, 2012 the subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 of $0.62.  The company issued to the subscriber 142,315 shares of Cellceutix Class A common stock.  In connection thereto the Company issued 142,315 warrants to purchase Class A common shares of Cellceutix Corporation at $0.527 per share and is valid for five years.   The shares and the warrants are subject to piggy back registration rights.

Other Equity Transactions during the Nine Months Ended March 31, 2013

On July 25, 2012, the Company issued a total of 25,000 Class A common shares to consultants for services, valued at

$14,750 based on the closing bid price as quoted on the OTC Bulletin Board on July 24, 2012 at $.59 per share.

On August 26, 2012, the Company issued a total of 50,000 Class A common shares to consultants for services, valued at

$30,000 based on the closing bid price as quoted on the OTC Bulletin Board on August 25, 2012 at $.60 per share.

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

During the nine months period ended March 31, 2013, the Company issued 10,000 shares of stock options at the end of each month, totaled 90,000 shares to a Consultant as compensation for service to assist the Company’s Chief Scientific Officer (Note 9). As of March 31, 2013, a total of 480,000 options have been awarded to the Consultant.

11. Subsequent Events

Subsequent to March 31, 2013 and through May 15, 2013, the Company issued a total of 300,000 Class A common shares par value $.0001 to Aspire Capital Fund LLC against receipt of $481,340.

The company has evaluated all subsequent events through the filing date of this form 10-Q with SEC, to ensure that this form 10-Q includes subsequent events that should be recognized in the financial statements as of March 31, 2013, and appropriate disclosure of subsequent events which were not recognized in the financial statements.

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

Management’s Plan of Operation

We acquired exclusive rights to a total of eight (8) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future. The Company has spent most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers, and on Prurisol, for the treatment of psoriasis. Based on the studies to date, the Company has decided to advance these drugs along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. At this time the Company is focusing its research and development efforts exclusively on Kevetrin and Prurisol.

Kevetrin

We have recently transitioned to a clinical stage company. On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the early stage of the trial. The Company has received no notice of events outside of the parameters of the protocol and the trial is progressing. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC hopes to improve therapy for melanoma and renal cell carcinoma, cancers that are particularly resistant to therapy. BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC will test the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study will provide vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. At this time the study is in progress. The most recent results were received from BIDMC in April 2013, which showed apoptosis induction (TUNEL) in renal cancer (786). Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer upon completion of a successful phase 1 clinical study presently in progress.

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Adminstered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The trial’s principal investigator wants this phase 1b trial to begin once a higher patient dosing is achieved at the Dana Farber trial. We expect the trial to begin in the second half of 2013. The University will source the funding for this trial.

On December 25, 2012 the United States Patent and Trademark Office (USPTO) awarded the Company U.S. Patent No. 8,338,454 B2, titled "Nitrile Derivatives and their Pharmaceutical Use and Compositions." The patent covers pharmaceutical compositions comprising Kevetrin, and related compounds and compositions.

Prurisol

Prurisol is our anti-psoriasis drug candidate. It is a small molecule with a molecular weight of less than 500 MW. It is synthesized through a multi-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow the us to forgo early-stage trials and advance Prurisol into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. Our Prurisol manufacturer, Dr. Reddy’s Laboratories Ltd., has advised us that the manufacturing of Prurisol took longer than planned, has been completed, and it is now being formulated. We plan to sponsor a Phase II/III Proof of Concept trial in Europe to begin in the third quarter 2013. This will be a relatively short trial with only 30 days of treatment and 30 days of follow-up to evaluate the efficacy and safety of Prurisol.

General

The Company is presently in discussions with other institutions for collaborations in conducting clinical trials and acquiring a new drug. There are now two material transfer agreements pending with major hospitals.

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

Liquidity and Capital Resources

As of March 31, 2013 the Company had a cash balance of approximately $1,078,000.  The Company will need to raise substantial funds in order to execute its product development plan.  The Company has entered into a financing agreement with Aspire Capital Fund (Aspire Capital) for $10,000,000 which allows the Company to sell Cellceutix common stock shares to Aspire Capital. As of March 31, 2013, the Company had completed sales to Aspire totaling 1,112,208 shares of common stock generating gross proceeds of approximately $1,616,000. As of March 31, 2013, approximately $8,384,000 is available under the financing arrangement with Aspire on the sale of the Company’s common stock. Subsequent to March 31, 2013 and through May 15, 2013, the Company issued a total of 300,000 Class A common shares par value $.0001 to Aspire Capital Fund LLC against receipt of $481,340.

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

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees for compliance with the provisions of the Sarbanes-Oxley Act, investor relations programs and increased professional services. Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2014.

Requirement for Additional Capital

Research and Development Costs.  We have used and intend to continue to use the net proceeds from the above Aspire transaction to fund our product development programs and for general corporate purposes, and therefore anticipate having sufficient funds to meet our planned drug development for the next twelve (12) months. We plan to incur the following expenses over the next twelve (12) months:

1. Research and Development- $1,500,000 in preclinical development costs including testing Kevetrin on additional tumors, and costs to manufacture Prurisol.

2. Clinical trials - $2,750,000.  We have budgeted $1,250,000 for our Phase 1 Kevetrin trials and $1,500,000 for the Prurisol pilot study and phase 2/3 trials.

3. Corporate overhead of $1,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $200,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $8,384,000 (as per current management’s budgets) from its financing agreement with Aspire Capital Fund.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2013.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  March 31,  2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cellceutix Corporation has settled all claims with Toxikon in a civil action in the Commonwealth of Massachusetts.  In February 2013, Cellceutix paid Toxikon Corporation ninety-thousand ($90,000) dollars in full settlement of claims asserted.

Formatech is a former vendor of ours which had received Cellceutix common stock and had also gone bankrupt. In July 2012, Cellceutix was advised that a US Bankruptcy Court judge has allowed Formatech’s bankruptcy trustee to sell 184,375 restricted shares of Cellceutix Class A Common Stock. The proceeds of any sales of these shares will be held in escrow pending the outcome of Cellceutix’s claims against Formatech. Cellceutix has engaged an attorney with the aim of recovering these funds. The case is still pending resolution in court.

Item 2. Unregistered sales of equity securities

On March 5, 2013 the Company issued 370,500 Class A common shares par value $.0001 to each of two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at $0.25 per share. The Company received an aggregate of $185,250. The issuance was exempt from registration under Section 4(2) of the Securities Act.

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

 (b)  Reports on Form 8-K

(1)

The Company filed a Form 8-K on January 8, 2013 related to Item 1.02  Termination of Material Definitive Agreement that the Company and the accredited investor mutually agreed to terminate the Series A Convertible Preferred Subscription Agreement of May 2012.

(2)	The Company filed a Form 8-K on March 8, 2013 related to Item 3.02 Unregistered Sales of Equity Securities for warrant conversions into Class A Common Stock.
(3)

The Company filed a Form 8-K on March 4, 2013 related to Item 7.01. Regulation FD Disclosure that the Company received back a signed Confidential Disclosure Agreement with one of the world’s most prominent cancer centers in the United States for The licensing of a novel new compound that potentially treats illnesses associated with cancer.

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

Dated: May 20, 2013

