Form 10-K
period 2013-06-30
Cellceutix CORP
filed 2013-09-30
CIK 1355250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

Issuer's revenues for its most recent fiscal year were $0.00

The aggregate market value of voting stock held by non-affiliates of the Registrant at December 31, 2012 was $101,015,081computed by reference to the last traded sale price as reported on the Over the Counter market on such date.

There were 101,518,984 and -0- shares, respectively, of the registrant’s $ 0.0001 par value Class A and Class B common stock outstanding as of September 17, 2013.

2

CELLCEUTIX CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2013

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “ intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will”     or the negative of these terms or other comparable terminology,  we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW ABOUT OUR BUSINESS

Cellceutix Corporation (the “Company” or Cellceutix or the “Registrant”) is a clinical stage biotechnology company focused on discovering small molecule drugs for hard to treat diseases, including drug-resistant cancers, psoriasis, autism and inflammatory disease.

Our flagship compound, Kevetrin, is a drug that has shown promising laboratory data as a new cancer treatment. A Phase 1 clinical trial is in progress at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center, to test Kevetrin against advanced solid tumors.

We have acquired exclusive rights to a total of eight (8) pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future. The Company has spent most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers, and on Prurisol, for the treatment of psoriasis. Based on the studies to date, the Company has decided to advance these drugs along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials.

On September 4, 2013, we purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the Chapter 7 trustee for the bankrupt estate of these entities. The aggregate purchase price for the sale and transfer of these Purchased Assets was $2.1 million in cash, plus 1.4 million shares of our Class A common stock. For further information see the Polymedix Asset Acquisition section below in this Part I, Item 1 section and Note 13 of the Notes to our Financial Statements included in this Annual Report on Form 10-K for information regarding the Polymedix Assets Acquisition.

OUR BUSINESS STRATEGY

We are in the business of developing and or acquiring innovative small molecule therapies to treat diseases with significant medical need.  Our strategy is to use our business and scientific expertise to maximize the value of our diverse pipeline. We expect to develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our products.  In order to successfully develop and market our products, we may have to partner with other companies.  Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

HISTORY AND CORPORATE STRUCTURE

Cellceutix Corporation, formerly known as EconoShare, Inc., was incorporated on August 1, 2005 in the State of Nevada and was organized for the purpose of developing a B2B (Business to Business) website for an Asset Sharing market place and transaction system.

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

POLYMEDIX ASSET ACQUISITION

On September 4, 2013, the Company purchased substantially all of the assets (“Purchased Assets”) of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. (“Seller”) from the U.S. Bankruptcy Court.  The Bankruptcy Cases were pending before the Bankruptcy Court for the District of Delaware and were being jointly administered under Case No. 13-10690 (BLS).

The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock (the “Registrable Securities”), total aggregate purchase price of approximately $4.8 million. These common shares were valued at $1.93 per share, based on the September 4, 2013 opening stock price as quoted on the OTB Bulletin Board, resulting in approximately $2.7 million of stock issued to acquire the Purchased Assets. The Company shall, not later than sixty days from the date of acquisition prepare and deliver to the Seller for their consent a schedule allocating the Purchase Price among the Purchased Assets acquired by the Company.

The Company is required to file a Registration with the Securities and Exchange Commission to register the common stock within 60 days.   At any time between one day after the Closing and three hundred and sixty-five (365) days after the Closing, the Seller or any holder of the Registrable Securities may make written demand upon the Purchaser for the Purchaser to repurchase the Registrable Securities for $1 per share.

The Asset Purchase Agreement was included in a Form 8-K filed with the US Securities and Exchange Commission on September 4, 2013. Included in the purchase are rights to intellectual property (IP), compounds, clinical studies and equipment; the most significant value being the clinical studies and IP.

The following is a summary of the acquired assets as described in the last quarterly filing by Polymedix with the US Securities and Exchange Commission on November 9, 2012.

Brilacidin™

The intravenous formulation of Polymedix’s lead product candidate, brilacidin, is an antibiotic which has the potential to treat a variety of indications, including ACUTE BACTERIAL SKIN AND SKIN STRUCTURE INFECTIONS (“ABSSSI”) caused by either drug-sensitive or drug-resistant strains of Staphylococcus aureus bacteria.

ABSSSI

In April 2012, Polymedix completed and announced positive results from a Phase 2 clinical trial with brilacidin.  This randomized, blinded, active-controlled, multinational Phase 2 clinical trial was conducted at multiple sites in Canada, Russia and Ukraine.  The study objectives were to evaluate the safety and efficacy of brilacidin as treatment for ABSSSI caused by Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus (MRSA).  The study objectives were met, with all evaluated doses of brilacidin demonstrating similar clinical response rates to those of the active control, daptomycin.  The study was conducted in accordance with FDA’s most recent ABSSSI guidelines and is intended to support regulatory approval in the United States.  As expected, and consistent with previous clinical studies, patients receiving brilacidin commonly reported sensations of numbness and tingling that were generally characterized as mild and resolved following treatment. No patient stopped treatment as a result of these sensations. Other treatment-related adverse events included hypertension, injection site pain, nausea, vomiting, vertigo, and pyrexia. There was one treatment-related serious adverse event that was at least possibly drug-related reported in each brilacidin study arm. Treatment-related serious adverse events included an instance of hypertension in the medium and high dose regimens, which discontinued therapy, and an instance of increased platelets in the low dose regimen.

Oral Mucositis

In animal models of oral mucositis, an oral rinse containing brilacidin was shown to reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo.  Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies.  Polymedix believed that the combination of these attributes contribute to the efficacy of brilacidin in these animal models.

Delparantag™

Delparantag (formerly PMX-60056) is a synthetic, small-molecule intended to reverse the effects of the commonly used anticoagulants unfractionated heparin (UFH), and its derivatives, low molecular weight heparins (LMWH), to help manage the balance of antithrombosis and anticoagulation and reduce the incidence of bleeding in certain interventional cardiology procedures, such as Percutaneous Coronary Intervention (PCI) and Coronary Arterial Bypass Grafting (CABG), and other situations where UFH and LMWH are used and bleeding may occur.

In May 2012, Polymedix announced that they had stopped enrollment in two clinical trials for delparantag: a Phase 2 clinical trial for reversing the anticoagulant activity of UFH in patients undergoing PCI procedures, and a Phase 1B/2 clinical trial for reversing the anticoagulant activity of the LMWH enoxaparin in healthy volunteers.  While delparantag showed activity in neutralizing both UFH and the LMWH enoxaparin in these clinical trials, Polymedix decided to stop enrollment in both trials due to observations of reductions in blood pressure in some patients.

Other

Other product candidates acquired by Cellceutix, include; compounds active against Gram-negative bacteria, fungal infections, malaria, tuberculosis, biowarfare pathogens, and PolyCide® antimicrobial biomaterials.

Cellceutix is now evaluating all these programs.  It is too soon in our acquisition process to develop a comprehensive plan or budget for the development costs of these newly acquired assets.

Intellectual Property Acquired from Polymedix

The intellectual property portfolio of the former Polymedix which we acquired consists of the following:

Patent	Status	Description
COMPOSITION AND USE PATENTS
Design, preparation and properties of antibacterial beta-peptides. (1)	United States - Issued 01/13/04	This patent claims composition of matter for particular beta-peptides that have antibacterial properties. It also claims pharmaceutical preparations containing particular antibacterial beta-peptides and methods for creating sanitizing surfaces by treatment with an antibacterial beta-peptide.
Amphiphilic Polymers as Anti-Infective Agents: 1 (1)

United States – filed

Patent Cooperation Treaty – filed

National Phase entered

United States - issued 02/06/2007

European Patent - issued 09/17/2008

Other issued patents include Australia, China, Japan, South Korea

These patents and application family claims composition of matter for facially amphiphilic polymers that are polyamides, polyesters, polyurea, polyurethane, polycarbonate, or polyphenylene, compounds. Also claimed are material articles made from the amphiphilic polymers that have antimicrobial properties.
Amphiphilic Polymers as Anti-Infective Agents: 2 (Phenylalkynes) (1)

United States – filed

Patent Cooperation Treaty – filed

National Phase entered

European Patent - issued 05/25/2011

Other issued patents: Australia, South Korea

European Divisional filed

Other divisional filings: Japan, China

These patents are similar to “Amphiphilic Polymers as Anti-Infective Agents: 1” above, but further claims facially amphiphilic polymers that are polyphenylene and heteroarylene compounds.
Facially amphiphilic polymers and oligomers and uses thereof: 1 (1)

United States – filed

Patent Cooperation Treaty - filed

National Phase entered

Other issued patents: Australia

United Stated Divisional – issued 08/07/2012

European Divisionals – four filed

Other Divisional filings: Australia, China, Japan

This application claims pharmaceutical compositions and uses for facially amphiphilic polymers, oligomers and small molecules that are polyamides, polyesters, polyurea, polyurethane, polycarbonate, or polyphenylene, compounds. Uses include method of treatment (systemic and topical) as antimicrobial agents against bacteria, fungi and viruses and as an antidote to heparin and LMWH. Also, composition of matter claims are expanded.

Patent	Status	Description
Facially amphiphilic polymers and oligomers and uses thereof: 2 (Phenylalkynes) (1)

United States – filed

Patent Cooperation Treaty - filed

National Phase entered

United States patent issued 07/17/2012

Other issued patents: Australia

United States Divisional – filed

European Divisional - filed

Other Divisional filings: China, South Korea

These patents are similar to “Amphiphilic Polymers as Anti-Infective Agents: 1” above, except that the small molecules to which it claims use are polyphenylene and heteroarylene compounds.
Polycationic Compounds and Uses thereof

United States – filed

Patent Cooperation Treaty – filed

National Phase entered

United States patent issued 06/30/2009

European Patent issued 08/07/13

Australia Patent issued 05/17/12

China Patent Issued 08/22/12

South Korea Patent issued 08/03/12

United States Continuations – five filed: four issued 06/29/10; 03/06/12; 07/31/12; 08/13/13; one pending

Other Divisional filings: Japan, China

South Korea Divisional issued 06/26/12

This application claims method of use for modulating angiogenesis with polycationic compounds, compositions of anti-heparin compounds and methods of inhibiting heparin activity.
Composition and Use of Polymethacrylate Co-Polymers (1)	United States – filed Patent Cooperation Treaty - filed National Phase entered Australian Patent issued European Divisionals - three filed	This application claims amphiphilic co-polymers that exhibit antimicrobial activity and uses in a number of pharmaceutical and material applications.

Ophthalmic and Otic Compositions of Facially Amphiphilic Polymers and Oligomers and Use Thereof	United States – filed Patent Cooperation Treaty - filed National Phase entered Other patents issued: China Other divisional filings: China	This application relates to antimicrobial compositions of facially amphiphilic antimicrobial polymers and oligomers useful for the treatment or prevention of ophthalmic and otic infections. The application also relates to methods of using the compositions for treating and/or preventing ophthalmic and otic infections.
Combination of Synthetic Antimicrobial Polymers and Sesquiterpenoid Compounds	United States – filed	This application relates to the combination of facially amphiphilic antimicrobial polymers and oligomers with sesquiterpenoids to enhance antimicrobial activities.
Anti-Malarial Compounds	United States – filed Patent Cooperation Treaty - filed National Phase entered	This application relates in to arylamide and other classes of compounds and their use in treating malaria.
Synthetic Mimetics of Host Defense and Uses Thereof	United States – issued 10/02/12 United States Continuation filed Patent Cooperation Treaty - filed National Phase entered	This application relates to arylamide compounds, their antimicrobial uses and methods of synthesis.
8

Antimicrobial Molecules for Treating Multi-Drug Resistant and Extensively-Drug Resistant Strains of Mycobacterium	United States - filed Patent Cooperation Treaty - filed National Phase entered	This application relates to treating multi-drug resistant and extremely drug resistant strains of mycobacterium with antimicrobial compounds and compositions.
Processes for Preparing a Polymeric Compound	United States – issued 01/15/13 United States Continuation filed Mexican Patent issued 06/06/13 Patent Cooperation Treaty - filed	This application relates to preferred methods for synthesizing and preparing pharmaceutical compositions of representative compounds in the salicylamide class of compounds
Anti-Heparin Compounds	United States – filed Patent Cooperation Treaty – filed National Phase entered	This application relates to methods of antagonizing anticoagulant agents, such as unfractionated heparin, low molecular weight heparin, and/or a derivatives and compositions of the antagonists.
Methods of Immune Modulation	United States - filed Patent Cooperation Treaty – filed National Phase entered	The present invention is directed, in part, to methods of modulating an immune response in an animal with facially amphiphilic compounds.
Facially Amphiphilic Compounds, Compositions, and Uses Thereof in Treating Cancer	United States - filed Patent Cooperation Treaty – filed This entire family was abandoned	The present invention relates to compositions of facially amphiphilic compounds and their use in methods for treating cancers in animals, such as humans.
Compounds For Use in Treatment of Mucositis	United States – filed Patent Cooperation Treaty – filed National Phase due 11/13	The application relates to methods of treating and/or preventing mucositis.
Hybrid Compounds and Methods of Making and Using the Same	United States provisional filed	The application relates to compositions and use of anti-microbial compounds.
Polycyclic Compounds and Methods of Making and Using the Same	United States provisional filed	The application relates to compositions and use of anti-microbial compounds.
Antagonizing Heparin with Salicylamide Compounds and Histamine Blocking Agents	United States provisional filed	The application relates to use of anti-heparin salicylamide compounds with histamine blocking agents to treat cardiovascular disorders.
Compounds and Methods for Treating Candidiasis and Aspergillus Infections	United States – filed Patent Cooperation Treaty – filed National Phase due 07/14	The application relates to compositions and use of anti-fungal compounds.
Compounds and Methods for Treating Malaria	Patent Cooperation Treaty – filed National Phase due 08/14	The application relates to compositions and use of anti-malarial compounds.
Compositions of Arylamide Compounds and Antimicrobial Agents	United States provisional filed	The application relates to compositions and use of arylamide compounds and anti-microbial agents.
COMPUTATIONAL PATENTS
Methods, systems and computer program products for computational analysis and design of amphiphilic polymers (1)	United States - issued 09/15/2009	This application is directed to the creation and use of novel force field packages for modeling the structure and behavior of complex molecules in complex environments. Specific utilities are the prediction of oligomer structures in polar and apolar medias.

Computer simulation of biomembranes using a Coarse Grain Model (1)	United States - filed	This application is directed to the creation and use of a novel coarse grain model for studying complex biological structures, such as membranes. Specifically a computational approach is described that accurately predicts the structural and dynamic properties of membranes that are far less demanding of CPU time than comparable methods.
Computational design of a water-soluble analog of a protein, such as phospholamban and potassium channel Kcsa (1)	United States - filed	This application claims methods and computer programs for the computational design of water-soluble analogs of membrane proteins that retain biological function.

(1)	Patent rights obtained pursuant to a license agreement with the University of Pennsylvania.

In addition, we have trademark protection for the marks PolyMedix,® PolyCide®, and PolyDentix®.

The agreement with, and patent rights obtained pursuant to a license agreement with the University of Pennsylvania (“Penn”) are included herewith as an Exhibit to this 10-K filing.

A summary of the royalties to be paid for the exclusive license is as follows:

(a)	3.0% on Gross Sales for Penn licensed Products that are sold as pharmaceuticals under an approved NDA or other similar regulatory filing;
(b)	1.5% on Gross Sales for Penn licensed Products that are sold as coatings for use in medical devices under an approved PMA, 510(k) application or other similar regulatory filing; and
(c)	0.5% on all other Gross Sales for Penn licensed Products

INTELLECTUAL PROPERTY

We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property.  Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

The Company has been assigned all right title and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, KM 133, KM 362, KM 3174, KM 732, and KM-391 by their inventors. The Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, the Company’s Director, President, and principal shareholder.    With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S.

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

The Company intends to file additional patent applications for other compounds as funds and resources become available.

See above information regarding the Polymedix Asset Acquisition on September 4, 2013 for our other intellectual property that we just acquired.

DESCRIPTION OF INTELLECTUAL PROPERTY

Kevetrin

We are a clinical stage company. On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the mid stage of the trial. The Company has received no notice of events outside of the parameters of the protocol and the trial is progressing. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC tested the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study provided vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. The results received from BIDMC in April 2013, showed apoptosis induction (TUNEL) in renal cancer (786). Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer upon completion of the successful phase 1 clinical study presently in progress.

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Administered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The trial’s principal investigator wants this phase 1b trial to begin once a higher patient dosing is achieved at the Dana Farber trial. The University will source the funding for this trial.

Prurisol

Prurisol is our anti-psoriasis drug candidate. It is a small molecule with a molecular weight of less than 500 MW. It is synthesized through a multi-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow the us to forgo early-stage trials and advance Prurisol into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. Our Prurisol manufacturer, Dr. Reddy’s Laboratories Ltd., has advised us that the manufacturing of Prurisol has been completed and is ready for shipment. We are now preparing the 505(b)(2) application for submission to the FDA to begin a Phase II/III clinical trial.

KEY DEVELOPMENTS DURING THE FISCAL YEAR ENDED JUNE 30, 2013 AND SUBSEQUENT EVENTS

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. (“Seller”) from the U.S. Bankruptcy Court (see above).  The Bankruptcy Cases were pending before the Bankruptcy Court for the District of Delaware and were being jointly administered under Case No. 13-10690 (BLS).

We are in a phase 1 clinical study for our anti-cancer drug Kevetrin. As of September 2013 we have completed four cohorts and are in the fifth cohort of the study which is receiving a dose of 75mg/m2, 7.5-times the amount of Kevetrin received by the first patients in the trial. No dose limiting toxicity has been demonstrated to date.

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow us to forgo early-stage trials and advance Prurisol into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. Our Prurisol manufacturer, Dr. Reddy’s Laboratories Ltd., has advised us that the manufacturing of Prurisol has been completed. We are now preparing the 505(b)(2) application for submission to the FDA to begin a Phase II/III clinical trial.

On December 25, 2012 the United States Patent and Trademark Office (USPTO) awarded the Company U.S. Patent No. 8,338,454 B2, titled "Nitrile Derivatives and their Pharmaceutical Use and Compositions." The patent covers pharmaceutical compositions comprising Kevetrin, and related compounds and compositions.

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Adminstered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The trial’s principal investigator wants this phase 1b trial to begin once a higher patient dosing is achieved at the Dana Farber trial. The University will source the funding for this trial.

In June 2013, we signed a Material Transfer Agreement with the University of Texas, MDAnderson Cancer Center. MDAnderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of our cancer drugs in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. They also wish to study our cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today’s FDA-approved chemotherapies. MDAnderson is covering the expenses of the research, with Cellceutix only supplying the drugs.

OUR COMPOUNDS PIPELINE AND CURRENT STATUS

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

Xenograft: The cells of one species transplanted to another species.

OUR COMPOUND PIPELINE

The Company’s Pipeline (excluding the Polymedix Assets recently acquired and disclosed above) consists of the following compounds:

Compound	Disease	Development Stage
Kevetrin	Cancer	Phase 1
KM 133	Psoriasis	Preclinical
KM 391	Autism	Preclinical
KM 277	Arthritis	Preclinical
KM 278	Arthritis/Asthma	Preclinical
KM 362	MS/ALS/Parkinsons	Early R&D
KM-3174	Cancer	Early R&D
KM-732	Hypertensive emergency	Early R&D

CURRENT STATUS OF OUR COMPOUNDS

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

Current status

Cellceutix is preparing an FDA 505(b)(2) application for Prurisol™, which would allow Prurisol™ to start phase 2 / 3 clinical trials.  Dr. Reddy's Laboratories, our contract manufacturer of Prurisol, has completed the manufacturing of this drug for use in the clinical trial.

Nature, timing and estimated costs	We plan on applying for regulatory approvals to conduct phase 2\3 clinical studies in Europe and the U.S. The Company has budgeted $2,500,000 for the clinical studies to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of our application or clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Prurisol will become marketable.

The Company intends to commit limited resources towards the development of compounds other than Kevetrin, Prurisol and the newly acquired Polymedix compounds during the next twelve (12) months.

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

Compound: Kevetrin

Disease: Cancer

The Company acquired exclusive rights to Kevetrin in August 2007 from Dr. Krishna Menon, a Company founder. (See Item 13. Certain Relationships and Related Transactions)

There is a potential for use of Kevetrin in multiple tumor types. The Company has conducted pre-clinical studies in lung cancer, head and neck cancer, colon cancer, breast cancer, prostate cancer, pancreatic cancer and in leukemia models.  Several of these studies have involved cell lines that are resistant to standard drugs. Information about these cancers is available at http://www.cancer.gov

Kevetrin is being developed as an intravenous (IV) infusion therapy (the giving of the drug directly into the vein).

Phase 1 Clinical Trial at Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center

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

The trial is registered on www.clinicaltrials.gov (http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1)

Kevetrin mechanism involves p53 and p21

In laboratory mechanism of action studies, it showed that Kevetrin strongly induced apoptosis in a human lung adenocarcinoma cell line (A549). Treatment of A549 cells with Kevetrin for 48 hours resulted in apoptosis induction that was characterized by activation of Caspase 3 and cleavage of PARP.

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

Biomarker

We identified the increased expression of p21 as a potential biomarker in our clinical trial for Kevetrin. Preliminary data on the p21 biomarker suggests that Kevetrin slightly affected p21 in some low-dose patients, but these tests require being redone and reanalyzed at higher doses to confirm that Kevetrin is indeed activating p21.

Study at Beth Israel Deaconess Medical Center

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC tested the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study provided vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. The results received from BIDMC in April 2013, showed apoptosis induction (TUNEL) in renal cancer (786). Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer upon completion of the successful phase 1 clinical study presently in progress.

MDAnderson Cancer Center

In June 2013, we signed a Material Transfer Agreement with the University of Texas, MDAnderson Cancer Center. MDAnderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of our cancer drugs in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. They also wish to study our cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today’s FDA-approved chemotherapies. MDAnderson is covering the expenses of the research, with Cellceutix only supplying the drugs.

Compound: Prurisol (KM-133)

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

Regulatory

In June 2012 Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials. The Company plans on filing a 505(b)(2) application in 2013.

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

Treatment with KM-391 for 90 days resulted in:

Correction of abnormal behavior (p<0.05 vs. controls and fluoxetine)

Increased plasticity of brain ~ 85% by Day 100

Increase in brain serotonin levels to normal levels of paired twins (p<0.05 vs. controls and fluoxetine)

Study #2

Neonatal serotonin depletion and reduced plasticity of the brain are salient features observed in Autism.  It has been shown that injection of  5,7-dihydroxytyptamine (5,7-DHT) into the forebrain bundle  of Wistar rat pups on the day of birth will induce these changes.  It has also been shown that oxytocin / vasopressin has a beneficial impact on repetitive behavior symptoms of autism, such as, touching, self-injury ( Hollander 2003 Neuropharm 28:193), social behavior (Andari 2010 PNAS 107:4389), and emotion recognition (Guastella 2010 Biol Psychiatry 67:692).  In this experiment, 5,7-DHT was injected into test animals, that induces  certain conditions of autistic behavior, and an oxytocin antagonist was given to exacerbate these behavioral changes often observed in patients.

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

MANUFACTURING

The Company does not intend to establish manufacturing capabilities or facilities to produce its product candidates (compounds) in the near or mid-term. The Company intends on using outside sources for its manufacturing needs.

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

EMPLOYEES

As of September 15, 2013, the Company had nine employees, six of which were hired after June 1, 2013. Its officers, Krishna Menon and Leo Ehrlich executed employment agreements with the Company on December 29, 2010. The Company also conducts its operations using contractors and consultants.

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

We currently do not have resources to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $8.0 million in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets. This budget may change significantly due to the recent acquisition of Polymedix assets and we have not determined a budget for these assets.We may not be able to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, a regulatory filing for Prurisol, and our Phase 1 trial for our anti-cancer drug Kevetrin. This will delay:

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

The value of our common stock is partially related to the value of the Polymedix, Inc. assets acquired and we can not be certain of the value of these assets

The value of our common stock may relate directly and/or indirectly to the value of the Polymedix Inc. These assets were acquired on September 4, 2013 through the U.S. Bankruptcy Court. We can not be certain of the value of these assets acquired. This acquisition may have a material adverse effect on the value of any investment in our common stock.

All of our Polymedix drug product candidates are licensed from or based upon licenses from the University of Pennsylvania upon our purchase of these assets at the bankruptcy court we assumed all contractual rights and obligations of the license. If any of these license agreements are properly terminated, our ability to advance our polymedix product candidates or develop new product candidates will be materially adversely affected.

We now depend, and will continue to depend, on these arrangements, and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our Polymedix product candidates.  If any of our licenses or relationships are terminated or breached, we may:

•	lose our rights to develop and market our product candidates;
•	lose patent and/or trade secret protection for our product candidates;
•	experience significant delays in the development or commercialization of our product candidates;
•	not be able to obtain any other licenses on acceptable terms, if at all; and/or
•	incur liability for damages.

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

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

•	the absence of an operating history;

•	the lack of commercialized products;

•	insufficient capital;

•	expected substantial and continual losses for the foreseeable future;

•	limited experience in dealing with regulatory issues;

•	the lack of manufacturing experience and limited marketing experience;

•	possible reliance on third parties for the development and commercialization of our proposed products;

•	a competitive environment characterized by numerous, well-established and well capitalized competitors; and

•	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our ability to become profitable depends primarily on the following factors:

•	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our drugs;

•	our R&D efforts, including the timing and cost of clinical trials; and

•	our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

The report of our independent registered public accounting firm includes a going concern opinion, and we may not be profitable in the future, if ever.

As of June 30, 2013 we had $2,955,317 of cash available to support operations or our business plan.  Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph  in its audit report which is included elsewhere in this Form 10-K. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor any of our stockholders will have any rights in these ventures or their income or profits. In particular:

•	Our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us or are engaged in competing drug development.

•	Previously, Kard Scientific, a company controlled by Dr. Krishna Menon, President and Director, provided preclinical and manufacturing services to the Company and leased space to the Company.

In any of these cases:

•	Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture.

•	Our executive officers or directors may have conflicting fiduciary duties to us and the other entity.

While the Company is not aware of any conflict that has arisen to date, the Company does not have any policy in place to deal with such should such a conflict arise.

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

As of June 30, 2013, the last trade price of our common stock, as quoted on the OTC Markets Group, Inc.'s OTCBB, was $1.77.  The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2013, shareholders of the Company owned approximately 49.1 million shares of restricted stock, or 51.7% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

Our directors and executive officers own or control a sufficient number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders .

At June 30, 2013, our directors and executive officers own or control approximately 43% of our outstanding voting power. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of our company.

The dual class structure of our common stock can have the effect of concentrating voting control with Menon and/ or Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share on all matters submitted to a vote of our stockholders and our Class A common stock has one vote per share on all matters submitted to a vote of our stockholders. Menon and Ehrlich each have vested options that they can exercise and convert to 18,000,000 shares of Class B common stock.  That alone could result in the equivalent of 360,000,000 votes of Class A shares.  As of June 30, 2013 we had 99,073,984 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.  Because of the ten-to-one voting ratio between our Class B and Class A common stock, upon issuances of Class B common stock, the Class B holders can collectively control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of June 30, 2013, approximately 49.1 million of the approximate 100.5 million issued shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 6.6 million shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors and customers views of us.

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on Ocotober 12, 2012, we identified a material weakness in our internal control over financial reporting. In connection with our fiscal 2012audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effective operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. In connection with our fiscal 2013 audit, we concluded that we had not fully remediated the weakness previously identified. For a discussion of the material weakness and our remediation efforts during 2012 as well as ongoing remediation efforts, see Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. We cannot assure you that our efforts to fully remediate these internal control weaknesses will be successful or that similar material weaknesses will not recur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

Our principal offices are located at 100 Cummings Center, Suite 151-B, Beverly, MA 01915.  Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. From June 20, 2007 (inception) to September 30, 2013, Cellceutix was renting 200 square feet of office space from Kard Scientific on a month to month basis for $900 per month.

Cellceutix Corporation signed a lease extension agreement with Cummings Properties which begins as of October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $15,538. Cellceutix will take over the Kard Scientific space, and pay the full monthly rent of $15,538. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Mennon, officers of Cellceutix, have co-signed the lease and will sublease 200 square feet of space previously used by Cellceutix and pay Cellceutix $900 per month.

We had subcontracted the laboratory research and development work to Kard Scientific which occupied this space. As of September 1, 2013 we no longer using Kard Scientific and research is being conducted by Cellceutix employees. To date we have incurred charges from Kard Scientific of approximately $2.6 million.

Management believes that the property arrangement satisfies the Company’s current needs and is sufficient for the Company to monitor the developmental progress at its subcontractors.

ITEM 3. LEGAL PROCEEDINGS

Formatech is a former vendor of ours which had had received 184,375 shares of Cellceutix Class A Common Stock (“Cellceutix Stock”) for services that were not completed. Formatech had gone bankrupt while still in possession of the Cellceutix Stock. In July 2012, the US Bankruptcy Court allowed the trustee of the Formatech estate to sell the Cellceutix Stock. We have been advised that the stock has been sold in 2013 and the funds released to the secured creditors of Formatech. Cellceutix presently is in the unsecured creditors class and does not expect to receive any proceeds.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock symbol is "CTIX". It was quoted on the OTC Markets Group, Inc.'s (OTCQB), through June 30, 2013.  Thereafter and currently the Company's stock quotation coverage is on the FINRA operated OTC Bulletin Board (OTCBB).

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

Quarter ended	Low price	/	High price
June 30, 2013	$1.56		$2.20
March 31, 2013	$1.51		$2.15
December 31, 2012	$0.86		$2.42
September 30, 2012	$0.58		$1.15
June 30, 2012	$0.46		$0.74
March 31, 2012	$0.45		$0.62
December 31, 2011	$0.32		$0.74
September 30, 2011	$0.33		$0.74

Number of Shareholders

As of June 30, 2013, a total of approximately 99 million shares of the Company’s common stock are outstanding and held by approximately 1700 shareholders.   Of this amount, approximately 50 million shares are unrestricted, approximately 6.6 million shares are restricted securities held by non-affiliates, and the remaining approximately 42.4 million shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2013, there were 5,571,084 warrants and 39,142,500 stock options to purchase the Company’s Common Stock outstanding

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plan Awards In Last Fiscal Year

None

Recent Cancellation of Unregistered Securities

In February 2013, the Company cancelled 1,380,000 shares of common stock that were previously included in Treasury Stock, related to Mr. Evans’ settlement agreement. On September 3, 2013, the parties amended the Settlement Agreement and Release dated January 26, 2011. The amended agreement provides for total payments of $892,500, to be paid in three separate installments as follows: (i) two payments of $300,000 each to Mr. Evans payable on the first and second anniversary of the execution of this agreement; and (ii) a full and final installment payment of $292,500 on or before September 15, 2013 (paid September 5, 2013). On September 16, 2013, the Company cancelled the remaining 1,380,000 shares of common stock resulting in all common shares previously held by Mr. Evans being cancelled by the Company and his shares are no longer outstanding.

Recent Sales of Unregistered Securities

On June 30, 2013, the Company issued 5,000 Class A common shares to a consultant for service, valued at $8,900 based on the closing bid price as quoted on the OTC Bulletin Board on June 30, 2013 at $1.78 per share.

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

Management’s Plan of Operation

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court.  The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock, total aggregate purchase price of approximately $4.8 million. See Part 1, Item 1 for more information regarding this asset acquisition.

Research and Development Activities

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

Kevetrin

We are a clinical stage company. On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the mid stage of the trial. The Company has received no notice of events outside of the parameters of the protocol and the trial is progressing. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC tested the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study provided vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. The results received from BIDMC in April 2013, showed apoptosis induction (TUNEL) in renal cancer (786). Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer upon completion of the successful phase 1 clinical study presently in progress.

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

In June 2012 Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials. The Company plans on filing a 505(b)(2) application in 2013.

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

Liquidity and Capital Resources

As of June 30, 2013 the Company had a cash balance of approximately $3.0 million.  The Company has entered into a financing agreement with Aspire Capital Fund (Aspire Capital) for $10,000,000 which allows the Company to sell Cellceutix common stock shares to Aspire Capital. As of June 30, 2013, the Company had completed sales to Aspire totaling 2,712,208 shares of common stock generating gross proceeds of approximately $4.4 million. Subsequent to June 30, 2013, the Company has generated additional proceeds of approximately $3.2 million under the Common Stock Purchase Agreement with Aspire on the sale of 1,800,000 shares of its common stock to them. As of the date of this filing, the Company has approximately $2.4 million available under its financing arrangement with Aspire for future sales of the Company’s common stock. From July 1, 2013 to September 9, 2013, the Company issued 825,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $825,000.

The Polymedix asset acquisition (see above) on September 4, 2013 is a recent asset acquisition so therefore at this present time we are uncertain on how this asset acquisition will affect our future liquidity and capital resource requirements for additional capital.

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

2. Clinical trials - $4,000,000.  We have budgeted $1,500,000 for our Phase 1 Kevetrin trials and $2,500,000 for the Prurisol phase 2/3 trials.

3. Corporate overhead of $2,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $200,000: Estimated cost for equipment and laboratory improvements.

5. Polymedix – This budget may change significantly due to the recent acquisition of Polymedix assets and we have not determined a budget for these assets.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $5.0 million (as per current management’s budgets). This does not include any budgeted amounts for further development of the Polymedix assets.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

Off Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cellceutix Corporation

Beverly, Massachusetts

We have audited the accompanying consolidated balance sheets of Cellceutix Corporation (a development stage enterprise) (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellceutix Corporation at June 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended and the cumulative period from June 20, 2007 (date of inception) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues and has a history of recurring losses from operations and an accumulated deficit that raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cellceutix Corporation internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 30, 2013 expressed an adverse opinion.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

September 30, 2013

Cellceutix Corporation

(A Development Stage Enterprise)

Balance Sheets

	June 30,	June 30,
	2013	2012

ASSETS
Current Assets:
Cash	$2,955,317	$27,703
Prepaid expenses	4,796	325
Total Current Assets	2,960,113	28,028

Other Assets:
Patent costs - net	10,400	-

Total Assets	$2,970,513	$28,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable - (including related party payables of $1,703,916 and $1,695,820, respectively)	$1,849,077	$1,966,026
Accrued expenses - (including related party accruals of $353,797and $316,130, respectively)	553,797	330,880
Accrued salaries and payroll taxes - (including related party accrued salaries of $3,427,294 and $2,789,571, respectively)	3,431,018	2,789,571
Accrued settlement costs	284,519	270,055
Note payable - related party	2,022,264	2,022,264
Total Current Liabilities	8,140,675	7,378,796

Long Term Liabilities:
Accrued settlement costs - net of current settlement costs	-	275,229

Total Liabilities	8,140,675	7,654,025

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 100,456,068 issued and 99,073,984 outstanding as of June 30, 2013 and 94,968,905 issued and 92,206,821 outstanding as of June 30, 2012	10,046	9,497
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and June 30, 2012	-	-
Additional paid-in capital	14,868,223	9,229,157
Deficit accumulated during the development stage	(19,773,202)	(16,336,918)
Treasury stock - 1,382,084 and 2,762,084 shares at cost - as of June 30, 2013 and 2012, respectively	(275,229)	(527,733)
Total Stockholders' Deficit	(5,170,162)	(7,625,997)

Total Liabilities and Stockholders' Deficit	$2,970,513	$28,028

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Statements of Operations

			For the
			cumulative
			period from
			June 20, 2007
			(Date of
	For the Years Ended Ended		Inception)
	June 30,		through June
	2013	2012	30, 2013

Revenues	$-	$-	$-

Operating expenses:
Research and development, gross	1,509,881	632,805	6,606,893
Grants	-	-	(733 438)
Research and development, net of grants	1,509,881	632,805	5,873,455
General and administrative expenses	369,862	205,787	904,632
Officers' payroll and payroll tax expense	458,877	2,413,036	8,052,562
Professional fees	614,969	846,858	3,193,880
Patent expense	29,431	98,610	197,724

Total operating expenses	2,983,020	4,197,096	18,222,253

Loss from operations	(2,983,020)	(4,197,096)	(18,222,253)

Interest expense - net	(241,462)	(257,414)	(824,490)
Gain (loss) on financial instruments	-	(439,892)	(439,892)
Total other expenses	(241,462)	(697,306)	(1,264,382)

Net loss before provision for income taxes	(3,224,482)	(4,894,402)	(19,486,635)
Provision for income taxes	-	-	-

Net loss	$(3,224,482)	$(4,894,402)	$(19,486,635)

Deemed dividends	(211,802)	(65,686)	(277,488)
Net loss attributable to common stockholders	$(3,436,284)	$(4,960,088)	$(19,764,123)

Basic and diluted loss per share attributable to common stockholders	$(0.04)	$(0.06)	$

Weighted average number of common shares	94,980,552	90,159,045

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Statement of Changes in Stockholders' Deficit

For the cumulative

Period June 20, 2007 (Date of Inception)

through June 30, 2013

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Treasury Stock
		Par Value		Par Value	Paid-in	Development
	Shares	$0,001	Shares	$0,0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	-	$-	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	-	-	(530)	-	-	(530)
Balance, June 30, 2007	-	-	1,000,000	100	-	(530)	-	-	(430)

Share exchange with Cellceutix Pharma, Inc. December 6, 2007	-	-	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse merger with Cellceutix Pharma, Inc. December 6, 2007	-	-	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse acquisition of Cellceutix Pharma, December 6, 2007	-	-	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a stockholder	-	-	-	-	50	-	-	-	50

Capital contribution from a stockholder	-	-	-	-	50	-	-	-	50

Shares issued for services, April 28, 2008 at $1.05	-	-	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	-	-	(510,193)	-	-	(510,193)
Balance June 30, 2008	-	-	91,891,000	9,189	148,623	(519,802)	-	-	(361,990)

Cancellation of shares issued for services, December 31, 2008	-	-	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	-	-	142,162	-	-	-	142,162

Shares issued for services, June 11, 2009 at $0.38	-	-	20,000	2	7,598	-	-	-	7,600

Shares issued for services, June 30, 2009 at $0.38	-	-	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009	-	-	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services, July 6, 2009 at $0.43	-	-	25,000	2	10,748	-	-	-	10,750

Shares issued for services, February 5, 2010 at $0.30	-	-	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	-	-	383,291	-	-	-	383,291

Shares issued for services June 1, 2010 at $0.45	-	-	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010	-	-	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services, July 6, 2010 at $0.55	-	-	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	-	-	(75,000)	(8)	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	-	-	237,098	-	-	-	237,098

Forgiveness of liability in connection with settlement with stockholder	-	-	-	-	932,966	-	-	-	932,966

Repurchase of common stock in connection with settlement	-	-	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services, March 1, 2011 at $0.32	-	-	184,375,	18	58,982	-	-	-	59,000

Shares issued for services, February 8, 2011 at $0.20	-	-	70,000,	7	13,993	-	-	-	14,000

Cancellation of treasury stock	-	-	(460,229)	(45)	(99,955)	-	(460,229)	100,000	-

Shares issued for services, May 26, 2011 at $0.81	-	-	12,000,	1	9,719	-	-	-	9,720

Net loss	-	-	-	-	-	(5 938 297)	-	-	(5,938,297)
Balance, June 30, 2011	-	-	91,720,646	9,172	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)

Issuance of stock options	-	-	-	-	2,114,386	-	-	-	2,114,386

Convertible debentures converted to common stock	-	-	707,277	71	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011 at $0.38	-	-	100,000	10	37,990	-	-	-	38,000

Shares issued for services, November 8, 2011 at $0.41	-	-	125,000	13	51,236	-	-	-	51,249

Shares issued for services, January 11, 2012 at $0.45	-	-	200,000	20	89,980	-	-	-	90,000

Shares issued for charitable contributions, March 7, 2012 at $0.52	-	-	265,228	26	137,894	-	-	-	137,920

Shares issued for services, April 26, 2012 at $0.46	-	-	300,000	30	137,970	-	-	-	138,000

Shares issued for services, May 3, 2012 at $0.49	-	-	100,000	10	48,990	-	-	-	49,000

Shares issued for services, May 29, 2012 at $0.53	-	-	25,000	2	13,248	-	-	-	13,250

Shares issued for services, June 29, 2012 at $0.62	-	-	50,000	5	31,145	-	-	-	31,150

Issuance of capital stock	-	-	2,500,000	250	582,143	-	-	-	582,393

Reclassification of warrants into equity	-	-	-	-	857,500	-	-	-	857,500

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(231,517)	-	(1,380,000)	231,655	-

Issuance of preferred stock	10,000	10	-	-	99,990	-	-	-	100,000

Deemed dividend's	-	-	-	-	65,686	(65,686)	-	-	-

Conversion of preferred stock to common stock	(10,000)	(10)	255,754	26	(16)	-	-	-	-

Net loss	-	-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance June 30, 2012	-	$-	94,968,905	$9,497	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)

Issuance of stock options	-	-	-	-	217,047	-	-	-	217,047.0

Shares issued for services, July 25, 2012 at $0.59	-	-	25,000	3	14,747	-	-	-	14,750.0

Shares issued for services, August 26, 2012 at $0.60	-	-	50,000	5	29,995	-	-	-	30,000.0

Shares issued for services, October 24, 2012 at $0.87	-	-	50,000	5	43,495	-	-	-	43,500.0

Shares issued as commitment fee, December 6, 2012 at $0.89	-	-	336,625	34	299,967	-	-	-	300,001.0

Offering cost	-	-	-	-	(168,528)	-	-	-	(168,528.0)

Shares sold, December 6, 2012 at $0.89, net of offering costs of $3,000	-	-	112,208	11	96,989	-	-	-	97,000.0

Shares sold in March 2013 at $1.45-$1.54, net of offering costs of $45,490	-	-	1,000,000	100	1,470,730	-	-	-	1,470 830.0

Shares sold in May and June 2013 at $1.58-$1.97, net of offering costs of $82,983	-	-	1,600,000	160	2,682,957	-	-	-	2,683 117.0

Shares issued for charity donation, May 31, 2013 at $2.2	-	-	100,000	10	219,990	-	-	-	220,000.0

Exercise of stock options	-	-	2,255,000	225	278,225	-	-	-	278,450.0

Exercise of warrants	-	-	741,000	74	185,176	-	-	-	185,250.0

Issuance of preferred stock	30 ,000	30	-	-	299,970	-	-	-	300,000.0

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(252,366)	-	(1,380,000)	252,504	-

Deemed dividends	-	-	-	-	211,802	(211,802)	-	-	-

Conversion of preferred stock to common stock	(30,000)	(30)	592,330	59	(29)	-	-	-	-

Shares issued for services, June 30, 2013 at $1.78	-	-	5,000	1	8,899	-	-	-	8,900.0

Net loss	-	-	-	-	-	(3,224,482)	-	-	(3,224,482.0)
Balance June 30, 2013	-	$-	100,456,068	$10,046	$14,868,223	$(19,773,202)	1,382,084	$(275,229)	$(5,170 162)

 The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Statements of Cash Flows

			For the
			cumulative
			period from
			June 20, 2007
			(Date of
	For the years ended		Inception)
	June 30,		through June
	2013	2012	30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,224,482)	$(4,894,402)	$(19,486,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for services compensation, services rendered, and charitable contributions	519,447	2,703,933	7,208,565
Cancellation of stock issued for services	-	-	(28,750)
Amortization of accrued settlement costs	39,235	60,268	125,131
Amortization of patent costs	616	-	616
Gain (loss) on financial instruments	-	439,892	439,892
Changes in operating assets and liabilities:	-	-	-
Other receivables	-	204,144	-
Prepaid expenses	(4,471)	(1,010)	3,689
Accounts payable	(116,949)	(173,502)	1,849,126
Accrued expenses	237,667	207,869	785,958
Accrued officers' salaries and payroll taxes	641,447	758,949	4,363,983

Net cash used in operating activities	(1,907,490)	(693,859)	(4,738,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent Costs	(11,016)	-	(11,016)

Net cash used in investing activities	(11,016)	-	(11,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-	-	50
Sale of common stock and preferred stock	4,382,420	100,000	4,382,520
Sale of preferred stock	300,000	-	400,000
Payment of settlement liabilities	(300,000)	(300,000)	(700,000)
Loan from officer	-	20,000	1,925,587,
Proceeds from convertible debentures	-	-	(167,099)
Redemption of convertible debentures	-	(167,099)	400,000,
Proceeds from subscription	-	1,000,000	1,000,000,
Exercise of stock options and warrants	463,700	-	463,700,
Net cash provided by financing activities	4,846,120	652,901	7,704,758,

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,927,614	(40,958)	2,955,317

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,703	68 661	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,955,317	$27,703	$2,955,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$222,857	$83,172	$306,029

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to note payable and
convertible debentures	$-	$-	$197,964
Cancellation of common stock for services	$-	$-	$(138,750)
Settlement of accrued payroll and payroll taxes	$-	$-	$932,966
Cancellation of common stock as a result of settlement	$-	$-	$859,388
Debt converted to common stock	$-	$353,635	$353,635
Cancellation of treasury stock	$(252,504)	$(231,655)	$(484,159)
Reclassification of warrants to equity	$-	$857,500	$857,500
Deemed dividend from beneficial conversion
feature on preferred stock	$53,032	$(17,646)	35,386
Deemed dividend - warrants	$158,770	$48,040	$206,810
Conversion of preferred stock into common stock	$(30)	$(16)	$(46)
Shares issued as deferred offering costs	$300,001	$-	$300,001

The accompanying notes are an integral part of these financial statements.

Cellceutix Corporation

(A Development Stage Enterprise)

Notes to Financial Statements

June 30, 2013

1.     Basis of Presentation and Nature of Operations

Basis of Presentation

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

Pharmaceutical Compounds – Kevetrin and Prurisol

On August 2, 2007, the Company was assigned all right, title, and interest to three pharmaceutical compounds; Kevetrin, KM 277, and KM 278, by their inventors. The Company was assigned all right, title, and interest to an additional three pharmaceutical compounds on October 17, 2007, KM 133 (Prurisol), KM 362, and KM 3174. In July 2009, the Company was assigned all right, title, and interest to KM 732.  In exchange for these compounds, the Company agreed to pay the inventors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired from our President and director, Dr. Krishna Menon.  In December 2012, the Company was issued a US patent for Kevetrin.  In January 2012 the Company filed a patent application for KM 133. The Company intends to file patent applications for each of the other six compounds as studies advance and funds become available for these projects.

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

The trial is registered on www.clinical trials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

On December 25, 2012, the United States Patent and Trademark Office (USPTO) awarded the Company U.S. Patent No. 8,338,454 B2, titled "Nitrile Derivatives and their Pharmaceutical Use and Compositions." The patent covers pharmaceutical compositions comprising Kevetrin, and related compounds and compositions.

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Administered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The trial’s principal investigator wants this phase 1b trial to begin once a higher patient dosing is achieved at the Dana Farber trial. The University will source the funding for this trial.

The Company is presently in discussions with other institutions for collaborations in conducting clinical trials and acquiring a new drug. There are now two material transfer agreements pending with major hospitals.

In June 2012 Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage trials and advance Prurisol™ into latter-stage clinical trials.  Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials. The Company plans on filing a 505(b)(2) application in 2013.

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through June 30, 2013, the Company has had a deficit accumulated during the development stage of approximately $19.8 million and a working capital deficit of approximately $5.2 million at June 30, 2013.  As of June 30, 2013, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has entered into a financing agreement with Aspire Capital Fund for $10,000,000 (See Note 10). As of June 30, 2013, the Company had completed sales to Aspire totaling 2,712,208 shares of common stock generating gross proceeds of approximately $4,382,000. As of June 30, 2013, approximately $5,618,000 is available under the financing arrangement with Aspire on the sale of the Company’s common stock. See Note 13 for subsequent common stock sales to Aspire and the conversion of warrants to common stock made after June 30, 2013.

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

3.         Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2013 and 2012.

Intangible Assets – Patents

Costs incurred to file patent applications are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 17 year life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2013, carrying value of patent was $10,400 and for the fiscal years ended June 30, 2013 and 2012 and from inception to June 30, 2013, the Company has amortized the patent costs of $616, $0, and 616, respectively.

As of June 30, 2013, the Company has expensed the costs associated with obtaining patents that have not yet developed products which have gained market acceptance.  For the fiscal years ended June 30, 2013 and 2012 and from inception to June 30, 2013, the Company has charged to operations $28,815, $98,610, and $197,108, respectively.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options and the valuation allowance on deferred tax assets. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Certain Risks and Uncertainties

Product Development

We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. For the fiscal years ended June 30, 2013 and 2012, and the period from inception to June 30, 2013, the Company incurred approximately $1,510,000, $633,000, and $5,873,000 of research and development costs net of grants respectively. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved, based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

Expenditures for research, development, and engineering of products are expensed as incurred.   In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.   For the period from inception to June 30, 213, the Company has reflected $733,438 of grants as a one time reduction of research and development expenses. For the fiscal years ended June 30, 2013 and 2012, and the period from inception to June 30, 2013, the Company incurred approximately $1,510,000, $633,000, and $5,873,000 of research and development costs net of grants respectively.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 49,345,106 and 51,001,781 were excluded from the computation of diluted earnings per share for the years ended June 30, 2013 and 2012, respectively, because their effect is anti-dilutive.

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

The components of stock based compensation related to stock options recognized in the Company’s Statement of Operations for the fiscal years ended June 30, 2013 and 2012 and since inception are as follows(rounded to nearest thousand):

	June 30, 2013	June 30, 2012	For the cumulative period from June 20, 2007 (Date of Inception) through June 30,2013

Officers’ stock compensation	$-	$1,995,000	4,850,000
Consulting	299,000	159,000	1,467,000
Patent expense	-	—	19,000
Total	$299,000	$2,154,000	6,336,000

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires entities to present by component significant amounts reclassified out of accumulated other comprehensive income either on the face of the statement where net income is presented or in the notes to the financial statements. ASU No. 2013-02 is effective for annual and interim periods beginning after December 31, 2012 and should be applied prospectively. We adopted ASU No. 2013-02 during fiscal 2013. The adoption of ASU No. 2013-02 did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the statement of changes in stockholders' equity. ASU No. 2011-05 requires entities to present all non-owner changes in stockholders' equity either on the face of the financial statements or in the notes. The non-owner changes in stockholders' equity are required to be presented on the face of the financial statements either as a single statement of comprehensive income or as two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted ASU No. 2011-05 during fiscal 2013. The adoption of ASU No. 2011-05 did not have a material effect on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.      Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2013	June 30, 2012

Accrued research and development consulting fee	$200,000	$14,000
Accrued rent (Note 7) – related parties	60,000	50,000
Accrued interest – related parties	294,000	267,000
		-
Total	$554,000	$331,000

5.      Accrued Salaries and Payroll Taxes – Related Parties

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2013	June 30, 2012

Accrued salaries – related parties	$3,244,000	$2,648,000
Accrued payroll taxes – related parties	152,000	142,000
Withholding tax – related parties	31,000	-
Withholding tax – employee	4,000	-
Total	$3,431,000	$2,790,000

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. Beginning in April, 2013, the Company started making current cash payments to the two executive officers for salaries.

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

The Company had initially recorded this settlement at December 31, 2010 as a liability of the present value of the future payments and treasury stock. The Company had also recorded the forgiveness of Mr. Evans’ accrued payroll and related payroll taxes as a capital contribution of approximately $932,000.  As of June 30, 2013, the settlement liability of approximately $285,000 is due in February 2014 and recorded as current liability. Subsequent to balance sheet date, the Company signed an amendment to the settlement agreement for a final installment payment of $292,500 (See Note 13).

Legal

Formatech is a former vendor of ours which had had received 184,375 shares of Cellceutix Class A Common Stock (“Cellceutix Stock”) for services that were not completed. Formatech had gone bankrupt while still in possession of the Cellceutix Stock. In July 2012, the US Bankruptcy Court allowed the trustee of the Formatech estate to sell the Cellceutix Stock. We have been advised that the stock has been sold in 2013 and the funds released to the secured creditors of Formatech. Cellceutix presently is in the unsecured creditors class and does not expect to receive any proceeds.

7.         Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  At June 30, 2013 and June 30, 2012, payables of approximately $60,000 and $50,000 to KARD were included in accrued expenses, respectively. For the fiscal years ended June 30, 2013 and 2012 and the period June 20, 2007 (date of inception) through June 30, 2013, the Company has included $10,800, $10,800 and $60,300 in general and administrative expenses, respectively. See Note 13 regarding the subsequent amendment to this lease arrangement.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies necessary for the Company to prepare an IND submission to the FDA. The Company does not have an exclusive arrangement with KARD. All work performed by KARD must have prior approval by the executive officers of the Company, and the Company retains all intellectual property resulting from the services by KARD. For the fiscal years ended June 30, 2013 and 2012 and the period June 20, 2007 (date of inception) through June 30, 2013, the Company incurred $0, $10,000, and $2,601,000 of research and development expenses conducted by KARD, respectively.   At June 30, 2013 and 2012 the Company has included a total of approximately $1,686,000 and $1,686,000 in accounts payable to Kard, respectively.

8.       Note Payable – Related Party

During the year ended June 30, 2010, Mr. Ehrlich, loaned the Company a total of $972,907.  A condition for this note was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share.  The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%. On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal.During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional $997,047 which brought the balance of the demand note to $2,002,264.

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

At June 30, 2013 and 2012, accrued interest on this note were approximately $294,000 and $267,000, respectively, and the Company started to repay accrued interest totalling approximately $175,000 for the year ended June 30, 2013. As of June 30, 2013 and 2012, balances of the demand note were approximately $2,022,000 and $2,022,000, respectively.

9.     Stock Options and Warrants

Consulting Agreement

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock.  Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000.  The monthly fee was increased to $6,000 beginning in November 2012. The remainder of the agreement remains unchanged.  Through June 30, 2013, the Consultant had been awarded a total of 480,000 options to purchase common stock valued at approximately $284,000 to be vested over one year from date of issuance.  Effective April 1, 2013, the consulting agreement was terminated and the consultant was employed as an employee. For the year ended June 30, 2013, the Company has expensed approximately $104,000, and $97,000 to professional fees expense, related to these options and re-measurement up to June 30, 2013, respectively.

Stock Options

The fair value of each option for the years ended June 30, 2013 and 2012 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30, 2013	Year Ended June 30, 2012
Expected term (in years)	5-10	3-10
Expected stock price volatility	133.51% - 137.33%	138.64% - 148.15%
Risk-free interest rate	0.55% – 1.98%	0.43% – 3.0%
Expected dividend yield	0	0

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2012	41,277,500	$0.14	8.46	$21,186,000
Granted	120,000	1.08	8.11	-
Exercised	(2,255,000)	0.12	-	-
Forfeited/expired	-	-	-	-
Outstanding at June 30, 2013	39,142,500	$0.14	7.47	$64,170,000
Exercisable at June 30, 2013	39,105,000	$0.14	7.47	$64,157,000

The Company recognized approximately $299,000 and $2,154,000 of stock based compensation costs related to stock and stock options awards for the year ended June 30, 2013 and 2012; and approximately $6,336,000 for the period from inception to June 30, 2013, respectively, and there is approximately $54,000 of unamortized compensation cost expected to be recognized through June 30, 2014.

Stock Warrants

On March 5, 2013 the Company issued 370,500 Class A common shares par value $.0001 to each of two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at $0.25 per share. The Company received an aggregate of $185,250. The issuance was exempt from registration under Section 4(2) of the Securities Act.

As of June 30, 2013 and 2012, there were 5,571,084 and 5,719,754 warrants issued and outstanding with a weighted average exercise price of $0.92 and $0.87, respectively. As of June 30, 2013 and 2012, the average remaining contractual life of the outstanding warrants was1.43 years and 2.02 years, respectively and the aggregate intrinsic value was $4,794,000 and $474,000, respectively.

10.     Equity Transactions

Aspire Agreement

On December 6, 2012, the Company entered into a Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $10,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 336,625 shares of our Class A Common Stock as a commitment fee and sold to Aspire Capital 112,208 shares of Class A Common Stock for $100,000.The deferred offering costs were fully amortized during the year ended June 30, 2013 as a significant amount of funding was received and the remaining funding is reasonably assured.

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

As of June 30, 2013, the Company had completed sales to Aspire totaling 2,712,208 shares of common stock generating gross proceeds of approximately $4,382,000. As of June 30, 2013, approximately $5,618,000 is available under the financing arrangement with Aspire on the sale of the Company’s common stock. See Note 13 for sales made to Aspire subsequent to June 30, 2013.

Series A Convertible Preferred Shares Subscription Agreement

On May 8, 2012, the Company entered into a subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000.  The subscription agreement provides for installment funding Amounts, at Cellceutix’s discretion, to take place every thirty days after initial closing date  for an amount of the lesser of  (i) $75,000 or  (ii) twenty five  (25%) per cent of the dollar value of the total volume traded during the preceding 22 trading days.   The Series A Preferred Shares are convertible into common stock at the lesser of 85% of the closing bid price on the date of prior to each closing, or 85% of the lowest bid price for the fifteen (15) days prior to conversion.  At no time may a holder of shares of Series A Preferred Stock convert shares of the Series A Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning more than 9.99% of all of the Common Stock outstanding. Additionally, for each common share issued upon conversion of Series A preferred share, a five year common stock purchase warrant is issued to the Subscriber.  The warrant is exercisable at the conversion price of the common shares issued.  The fair value of the common stock into which the Series A Preferred Stock is convertible will exceed the price at which the common stock will be issued on the date of issuance of the preferred stock.  The amount by which the fair value of the common stock exceeds the issue price of the common stock is a beneficial conversion feature.  The Company will recognize the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of the Series A Preferred Stock on the date of issuance, which is the date the preferred stock first became convertible.   The Series A Convertible Preferred shares do not pay dividends.   The Common shares underlying the Series A Preferred Shares and the common stock purchase warrants are subject to piggy back registration rights and were registered by the Company. To date an aggregate of $400,000 was funded, and the Company issued an aggregate of 848,084 common shares and 848,084 common stock purchase warrants. The subscription for the remaining $600,000 subscription agreement was mutually terminated between the parties on January 8, 2013.

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

On August 1, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.49 per share based on 85% of the closing bid price on July 25, 2012 of $0.59. The company issued to the subscriber 153,061 shares of Cellceutix Class A common stock.  In connection thereto the Company issued 153,061 warrants to purchase Class A common shares of Cellceutix Corporation at $0.49 per share and is valid for five years. The shares and the warrants were subject to piggy back registration rights and were registered in the Company’s Form S-3 filed January 18, 2013.

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

On September 19, 2012 the Series A Convertible Preferred subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 at $0.62.   The company issued to the subscriber 142,315 shares of Cellceutix Class A common stock.  In connection thereto the Company issued 142,315 warrants to purchase common shares of Cellceutix Corporation at $0.527 per share and is valid for five years.   The shares and the warrants were subject to piggy back registration rights and were registered in the Company’s Form S-3 filed January 18, 2013.

On September 20, 2012 a tranche funding was made to purchase Series A Convertible Preferred shares in the amount of $75,000 USD for the purchase of 7,500 Series A Convertible Preferred Shares.

On September 24, 2012 the subscriber converted 7,500 Preferred Shares equal to $75,000 face value at $0.527 per share based on 85% of the closing bid price on August 31, 2012 of $0.62.  The company issued to the subscriber 142,315 shares of Cellceutix Class A common stock.  In connection thereto the Company issued 142,315 warrants to purchase Class A common shares of Cellceutix Corporation at $0.527 per share and is valid for five years.   The shares and the warrants were subject to piggy back registration rights and were registered in the Company’s Form S-3 filed January 18, 2013.

Other Equity Transactions during the fiscal years ended June 30, 2013 and 2012

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

On May 3, 2012, the Company issued a total of 100,000 shares of Class A common stock to two consultants valued at $49,000.

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

On May 31, 2013, the Company issued 100,000 Class A common shares to a charity donation, valued at $220,000 based on the closing bid price as quoted on the OTC Bulletin Board on May 31, 2013 at $2.20 per share.

On June 16, 2013, a consultant exercised his option to purchase 5,000 shares of Class A common shares at $0.25, resulting in a payment to the Company of $1,250 and the issuance of 5,000 shares of Class A common stock.

On June 30, 2013, the Company issued 5,000 Class A common shares to a consultant for service, valued at $8,900 based on the closing bid price as quoted on the OTC Bulletin Board on June 30, 2013 at $1.78 per share.

During the year ended June 30, 2013, the Company issued 10,000 shares of stock options at the end of each month, totaled 90,000 shares to a Consultant as compensation for service to assist the Company’s Chief Scientific Officer (Note 9). As of June 30, 2013, 2013, a total of 480,000 options have been awarded to the Consultant.

12.       Income Taxes

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $8,187,000 at June 30, 2013. The loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.  Due to the potential limitation and the Company’s historical losses, the Company has placed a full valuation allowance.  The valuation allowance increased by $1,359,200 at June 30, 2013 and $1,278,300 at June 30, 2012.

The income tax provision benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

	June 30, 2013	June 30, 2012
Book income at federal statutory rate	34.00%	34.00%
State income tax, net of federal tax benefit	5.51%	4.72%
Change in valuation allowance	(42.15%)	(25.86%)
Research and development credit	4.68%	1.28%
Permanent difference	(1.59%)	(6.22%)
Others - net	(0.45%)	(7.92%)
Total	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the years ended June 30, 2013 and 2012 and for the period from June 20, 2007 (Date of Inception) through June 30, 2013.  The components of deferred tax assets as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Deferred tax (liability) asset:
Accrued payroll	1,351,000	1,109,600
Stock compensation	1,964,000	1,916,300
Other	212,000	108,700
Research and development credit	370,000	263,000
Net operating loss carry forwards	3,256,000	2,396,200
	7,153,000	5,793,800
Valuation allowance	(7,153,000)	(5,793,800)
Total deferred taxes	$-	$-

13.     Subsequent Events

Amendment to Evans Settlement Agreement

On September 3, 2013, the parties amended the Settlement Agreement and Release dated January 26, 2011. The amended agreement provides for total payment of $892,500, to be paid in three separate installments as follows: (i) two payments of $300,000 each to Mr. Evans payable on the first and second anniversary of the execution of this agreement; and (ii) a full and final installment payment of $292,500 on or before September 15, 2013.

The Company made the two payments of $300,000 each to Mr. Evans on February 4, 2012 and January 29, 2013, respectively as disclosed at note 5. As a result, the Company was required to pay the full and final installment payment of $292,500 which was paid on September 3, 2013 and all common shares previously held by Mr. Evans were cancelled by the Company and are no longer outstanding.

Acquisition of Assets

On September 4, 2013, the Company purchased substantially all of the assets (“Purchased Assets”) of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. (“Seller”) from the U.S. Bankruptcy Court.  The Bankruptcy Cases were pending before the Bankruptcy Court for the District of Delaware and were being jointly administered under Case No. 13-10690 (BLS).

The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock (the “Registrable Securities”), total aggregate purchase price of approximately $4.8 million. These common shares were valued at $1.93 per share, based on the September 4, 2013 opening stock price as quoted on the OTB Bulletin Board, resulting in approximately $2.7 million of stock issued to acquire the Purchased Assets. The Company shall, not later than sixty days from the date of acquisition prepare and deliver to the Seller for their consent a schedule allocating the Purchase Price among the Purchased Assets acquired by the Company.

The Company is required to file a Registration with the Securities and Exchange Commission to register the common stock within 60 days.   At any time between one day after the Closing and three hundred and sixty-five (365) days after the Closing, the Seller or any holder of the Registrable Securities may make written demand upon the Purchaser for the Purchaser to repurchase the Registrable Securities for $1 per share.

Equity Transactions

From July 1, 2013 to September 9, 2013, the Company issued 825,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $825,000. The shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

From July 1, 2013 to September 6, 2013, the Company has generated additional proceeds of approximately $3.2 million under the Common Stock Purchase Agreement with Aspire on the sale 1,800,000 shares of its common stock.

Office Lease

Effective from October 1, 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is extended for an additional term of five years ending on September 30, 2018 and requires monthly payments of $15,538. Cellceutix has taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Mennon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space previously used by Cellceutix and pay Cellceutix $900 per month, the same amount Cellceutix previously paid KARD.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2013 covered by this Annual Report on Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2013.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2013 under the criteria set forth in the  Internal Control—Integrated Framework .

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that material weaknesses exist due to:

• The Company lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs Company’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

• Lack of sufficient accounting expertise to appropriately apply GAAP for complex or non-recurring equity transactions.

The Company believes that the two deficiencies set forth above did not have an effect on the financial statements.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures when we have the financial resources to do so:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.

Management believes that the appointment of one or more outside Directors, who shall be appointed to a fully functioning audit committee, would remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Attestation Report

This Annual Report on Form 10-K does include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is required for accelerated filers.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Baker Tilly Virchow Krause, LLP, Cellceutix’s independent registered public accounting firm, issued the report below on the effectiveness of Cellceutix’s internal control over financial reporting.

Cellceutix Corporation

September 30, 2013	By:	/s/ Leo Ehrlich
Leo Ehrlich, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

September 30, 2013	By:	/s/ Krishna Menon
Krishna Menon, President and Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cellceutix Corporation

Beverly, Massachusetts

We have audited Cellceutix Corporation's (the “Company”) internal control over financial reporting of as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards of internal control over financial reporting require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness have been identified and included in management’s assessment:

●

The Company lacks the necessary corporate accounting resources to maintain adequate segregation of duties. Reliance on these limited resources impairs the Company’s ability to provide for proper segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures.

●	Lack of sufficient accounting expertise to appropriately apply GAAP for complex or non-recurring equity transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2013, of the Company, and this report does not affect our report dated September 30, 2013 on those consolidated financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, Cellceutix Corporation has not maintained effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Cellceutix Corporation, and our report dated September 30, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

September 30, 2013

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Title

Leo Ehrlich	55	Chief Executive and Financial Officer; Chairman of the Board of Directors

Krishna Menon	66	President; Chief Scientific Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended June 30, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Dr. Krishna	2013	$404,250	$-	$-			$404,250
Menon (1)(2)	2012	$367,500	$-	$548,708	$	$	$916208
President, Chief Scientific
Officer, Director

Leo Ehrlich, (3)(4)	2013	$404,250	$-	$-			$404,250
Chief Executive	2012	$367,500	$-	$1,446,708	$	$	$1,814,208
and Financial Officer,
Chairman of the Board

(1)	Dr. Menon has served as President, Chief Scientific Officer and a Director of the Company from June 2007 until present.

(2)	Represents the amount of Dr. Menon’s base salary paid by the Company. Dr. Menon’s total base salary for 2008 was $200,000 for the period of December 7, 2007 through December 7, 2008, and $300,000 for the period of December 7, 2008 through December 7, 2009 and $400,000 for the period December 7, 2009 through June 30, 2010, $ 375,000 for the period July 1, 2010 through June 30, 2011, $367,500 for the period July 1, 2011 through June 30, 2012, and $404,250 for the period July 1, 2012 through June 30, 2013. Of these amounts, $1,740,875 was deemed earned by Dr. Menon through June 30, 2013 and has been deferred and remains unpaid as of June 30, 2013

(3)	From June 2007, Mr. Ehrlich served as Chief Financial Officer and a Director of the Company. On November 5, 2010, Leo Ehrlich, was appointed to serve as Chief Executive and Financial Officer, and Chairman of the Board of Directors.

(4)	Represents the amount of Mr. Ehrlich’s base salary paid by the Company. Mr. Ehrlich’s total base salary for 2008 was $150,000 for the period of December 7, 2007 through December 7, 2008, and $250,000 for the period of December 7, 2008 through December 7, 2009 and $250,000 for the period December 7, 2009 through June 30, 2010, $ 300,000 for the period from July 1, 2010 through June 30, 2011, $367,500 for the period July 1, 2011 through June 30, 2012 and $404,250 for the period July 1, 2012 through June 30, 2013. Of these amounts, $1,503,375 was deemed earned by Mr. Ehrlich through June 30, 2013 and has been deferred and remains unpaid as of June 30, 2013.

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

COMPENSATION OF DIRECTORS

At this time, Directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse its directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2013 fiscal year.

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

On November 5, 2010, George Evans, our former CEO resigned his position as a Director and Chief Executive Officer of Cellceutix Corporation.  On February 14, 2011, the Company announced that it reached a settlement agreement on all outstanding claims between the Company and Mr. Evans. The terms of the agreement provided that the Company purchase 4,602,312 common shares held by Mr. Evans and/or Mr. Evans’ sons over a period of three years for a total sum of one million dollars. A payment by the Company in the amount of $100,000 was made upon the signing of the agreement which resulted in the cancellation of 460,229 common shares.  On February 4, 2012 and January 29, 2013, the Company made the second and third payment of $300,000 each to Mr. Evans and cancelled 1,380,000 shares of its common stock in each of the two years. Subsequent to balance sheet date, the Company signed an amendment to the settlement agreement for a final installment payment of $292,500 for the remaining common shares held by Mr. Evans. All options granted to Mr. Evans were cancelled.  These purchased shares were retired by the Company in September 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Celllceutix Common Stock as of June 30, 2013 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Cellceutix Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-B under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Dr. Krishna Menon C/O Cellceutix(3) 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	49,048,286	41.4%

Leo Ehrlich (4) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	35,431,839	28.8%

All Directors and Executive Officers as a Group (2 persons) (5)	84,480,125	59.9%

1.	"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

2.	For each shareholder, the calculation of percentage of beneficial ownership is based upon 99,073,984 shares of Common Stock outstanding as of June 30, 2013, and shares of Common Stock subject to options, warrants and/or conversion rights, including the conversion right of $0.50 for one share on Mr. Ehrlich’s convertible debt, held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

3.	Krishna Menon, Chief Scientific Officer. Includes 18,000,000 vested options granted to him under the 2010 Equity Inventive Plan currently exercisable.

4.	Leo Ehrlich, CEO, Chief Financial Officer and Director. (i) Includes 8,635,002 shares of Cellceutix common stock held by Mr. Ehrlich, (ii) includes 2,752,310 shares of Cellceutix’s common stock held by the wife of Leo Ehrlich, (iii) includes 4,044,527 shares of common stock into which the convertible loan in the amount of $2,022,527 would be convertible at $.50 per share deemed to be outstanding, (iv) includes 18,000,000 vested options granted to him under the 2010 Equity Incentive Plan currently exercisable and (v) includes 2,000,000 options issued to him on May 8, 2012.

5.	Includes 84,480,125 shares of Common Stock directly and indirectly owned by the Executive Officers and Directors as a group, family members (see 4.), convertible loans (see 4.), and vested options (see 3. and 4.).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At June 30, 2013 and 2012, approximately $294,000 and $267,000, respectively were accrued as interest expense on this note. As of June 30, 2013 and 2012, balances of the demand note were approximately $2,022,000 and $2,022,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Holtz Rubenstein Reminick LLP for the audit of the Company’s annual financial statements for the fiscal years 2013 and 2012 respectively, and fees billed for other services provided by Holtz Rubenstein Reminick LLP for fiscal years 2013 and 2012. On June 1, 2013, Holtz Rubenstein Reminick LLP combined its practice (the "Merger") with Baker Tilly Virchow Krause, LLP. The engagement of Baker Tilly was approved by the Board of Directors on June 1, 2013. The Board of Directors has approved all of the following fees.

	Fiscal Year Ended
	2013	2012

Audit Fees	$100,600	$99,587	(1)
Audit related Fees	$-	$-
Tax Fees	$-	$-	(2)

Total Fees	$100,600	$99,587

(1)	Includes fees for services related to the performance of the audit or review of the Company’s financial statements and costs associated with the S-3 registration statement

(2)	Includes fees for service related to tax compliance, tax advice, and tax planning

PART IV

ITEM 15. EXHIBITS

(a)	Exhibit index

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

10.15     Cellceutix Corporation 2009 Stock Option Plan filed on Form 8-K with the Securities Commission on April 6, 2009

10.16     Consulting Agreement with James DeAngelis filed on Form 8-K with the Securities Commission on May 21, 2009

10.17     Agreement between Cellceutix Pharma, Inc. and Girindus America dated June 22, 2009

10.18     Agreement between Cellceutix Corporation and Toxikon Corporation dated October 22, 2009

10.19     Completion of Acquisition of substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. Filed on Form 8-K with the Securities Commission on September 4, 2013

10.20     Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania *

10.21     Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania *

10.22     Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania *

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

 10.36     Subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000, dated May 8, 2012.

14.15      Code of Ethics

31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.         Certifications required under Section 906 of the Sarbanes Oxley Act of 2002*

101.INS   XBRL Instance Document.*

101.SCH   XBRL Taxonomy Extension Schema Document*

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF   XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document*

*  An asterisk (*) indicates the exhibit is identified in this report.*

 (1)        Incorporated by reference to the Company’s registration statement on Form 8-K, filed with the Securities Commission on December 11, 2007

(b) Reports on Form 8-K

(1)	The Company filed a Form 8-K on June 5, 2013 related to Item 4.01 Changes in Registrant’s Certifying Accountant. On June 1, 2013, the Company’s Audit Committee approved the engagement of Baker Tilly Virchow Krause, LLP as the Company’s independent registered public accounting firm, effective as of June 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2013

/s/  Leo Ehrlich, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary.

Dated:  September 30, 2013

/s/ Krishna Menon, President and Director

Dated:  September 30, 2013

