Form 10-Q
period 2013-09-30
Cellceutix CORP
filed 2013-11-08
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large Accelerated Filer [ ] Non-Accelerated Filer [ ]	Accelerated Filer [ X ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                          No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2013 is as follows:

Class of Securities	Shares Outstanding

Common Stock Class A, $0.001 par value	104,914,045

CELLCEUTIX CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013 (audited)	5
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2013 and 2012 and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2013	7
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2013	9
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2013 and 2012 and for the cumulative period from June 20, 2007 (Date of Inception) to September 30, 2013	15
	Notes to Condensed Consolidated Financial Statements (unaudited)	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$4,631,150	$2,955,317
Prepaid expenses	17,288	4,796
Total Current Assets	4,648 ,438	2,960,113

Other Assets:
Patent costs - net	4,702,388	10,400

Total Assets	$9,350,826	$2,970,513

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable - (including related party payables of $1,713,666 and $1,703,916, respectively)	$1,829,890	$1,849,077
Accrued expenses - (including related party accruals of $390,528 and $353,797, respectively)	720,777	553 ,797
Accrued salaries and payroll taxes -(including related party accrued salaries of $3,422,308 and $3,427,294, respectively)	3,441,654	3,431,018
Accrued settlement costs	-	284 519
Note payable - related party	2,022,264	2,022,264
Redeemable Common Stock	1,400,000	-
Total Current Liabilities	9,414,585	8,140,675

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 103,598,985 issued and 103,598,985 outstanding as of September 30, 2013 and 100,456,068 issued and 99,073,984 outstanding as of June 30, 2013	10,360	10,046
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	-	-
Additional paid-in capital	20,676,109	14,868,223
Deficit accumulated during the development stage	(20,750,228)	(19,773,202)
Treasury stock - 0 and 1,382,084 shares at cost - as of September 30, 2013 and June 30, 2013, respectively	-	(275,229)
Total Stockholders' Deficiency	(63,759)	(5,170,162)

Total Liabilities and Stockholders' Deficiency	$9,350,826	$2,970,513

The accompanying notes are an integral part of these condensed unaudited financial statements

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			For the
			cumulative
			period from
			June 20, 2007
			(Date of
	For the Three Months Ended		Inception)
	September 30,		through September 30,
	2013	2012	2013

Revenues	$-	$-	$-

Operating expenses:
Research and development, gross	572,206	184,953	7,179,099
Grants	-	-	(733,438)
Research and development, net of grants	572,206	184,953	6,445,661
General and administrative expenses	104,459	24,020	1,009,091
Officers' payroll and payroll tax expense	118,685	113,974	8,171,247
Professional fees	123,309	77,315	3,317,189
Patent expense	-	8,650	197,724

Total operating expenses	918,659	408,912	19,140,912

Loss from operations	(918,659)	(408,912)	(19,140,912)

Interest income	171	-	171
Interest expense	(58,538)	(60,080)	(883,028)
Loss on financial instruments	-	-	(439,892)
Total other expenses	(58,367)	(60,080)	(1,322,749)

Net loss before provision for income taxes	(977,026)	(468,992)	(20,463,661)
Provision for income taxes	-	-	-

Net loss	$(977,026)	$(468,992)	$(20,463,661)

Deemed dividends	-	(211,802)	(277,488)
Net loss attributable to common stockholders	$(977,026)	$(680,794)	$(20,741,149)

Basic and diluted loss per share attributable to
common stockholders	$(0.01)	$(0.01)

Weighted average number of common shares	100,678,604	92,496,542

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the cumulative
Period June 20, 2007 (Date of Inception)
through September 30, 2013

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Treasury Stock
		Par Value		Par Value	Paid-in	Development
	Shares	$0.001	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007
(Inception)	-	$-	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	-	-	(530)	-	-	(530)
Balance, June 30, 2007 - audited	-	-	1,000,000	100	-	(530)	-	-	(430)

Share exchange with
Cellceutix Pharma, Inc.
December 6, 2007	-	-	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse
merger with Cellceutix
Pharma, Inc.
December 6,2007	-	-	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse
acquisition of Cellceutix
Pharma, December 6, 2007	-	-	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a
stockholder	-	-	-	-	50	-	-	-	50

Capital contribution from a
stockholder	-	-	-	-	50	-	-	-	50

Shares issued for services,
April 28, 2008 at $1.05	-	-	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	-	-	(510,193)	-	-	(510,193)
Balance June 30, 2008 - audited	-	-	91,891,000	9,189	148,623	(519,802)	-	-	(361,990)

Cancellation of shares issued
for services, December 31, 2008	-	-	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	-	-	142,162	-	-	-	142,162

Shares issued for services,
June 11, 2009 at $0.38	-	-	20,000	2	7,598	-	-	-	7,600

Shares issued for services,
June 30, 2009 at $0.38	-	-	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance, June 30, 2009 - audited	-	-	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services,
July 6, 2009 at $0.43	-	-	25,000	2	10,748	-	-	-	10,750

Shares issued for services,
February 5, 2010 at $0.30	-	-	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	-	-	383,291	-	-	-	383,291

Shares issued for services
June 1, 2010 at $0.45	-	-	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance, June 30, 2010 - audited	-	-	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services,
July 6, 2010 at $0.55	-	-	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	-	-	(75,000)	(8)	(33 742)	-	-	-	(33,750)

Issuance of stock options	-	-	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	-	-	237 098	-	-	-	237 098

Forgiveness of liability in
connection with settlement
with stockholder	-	-	-	-	932,966	-	-	-	932,966

Repurchase of common stock
in connection with settlement	-	-	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services,
March 1, 2011 at $0.32	-	-	184,375	18	58,982	-	-	-	59,000

Shares issued for services,
February 8, 2011 at $0.20	-	-	70,000	7	13,993	-	-	-	14,000

Cancellation of treasury stock	-	-	(460,229)	(45)	(99,955)	-	(460,229)	100,000	-

Shares issued for services,
May 26, 2011 at $0.81	-	-	12,000	1	9,719	-	-	-	9,720

Net loss	-	-	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance, June 30, 2011 - audited	-	-	91,720,646	9,172	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)

Issuance of stock options	-	-	-	-	2,114,386	-	-	-	2,114,386

Convertible debentures converted to common stock	-	-	707,277	71	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011 at $0.38	-	-	100,000	10	37,990	-	-	-	38,000

Shares issued for services, November 8, 2011 at $0.41	-	-	125,000	13	51,236	-	-	-	51,249

Shares issued for services, January 11, 2012 at $0.45	-	-	200,000	20	89,980	-	-	-	90,000

Shares issued for charitable contributions, March 7
2012 at $0.52	-	-	265,228	26	137,894	-	-	-	137,920

Shares issued for services, April 26, 2012 at $0.46	-	-	300,000	30	137,970	-	-	-	138,000

Shares issued for services, May 3, 2012 at $0.49	-	-	100,000	10	48,990	-	-	-	49,000

Shares issued for services, May 29, 2012 at $0.53	-	-	25,000	2	13,248	-	-	-	13,250

Shares issued for services, June 29, 2012 at $0.62	-	-	50,000	5	31,145	-	-	-	31,150

Issuance of capital stock	-	-	2,500,000	250	582,143	-	-	-	582,393

Reclassification of warrants into equity	-	-	-	-	857,500	-	-	-	857,500

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(231,517)	-	(1,380,000)	231,655	-

Issuance of preferred stock	10 000	10	-	-	99,990	-	-	-	100,000

Deemed dividend's	-	-	-	-	65,686	(65,686)	-	-	-

Conversion of preferred stock to common stock	(10,000)	(10)	255,754	26	(16)	-	-	-	-

Net loss	-	-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance, June 30, 2012 - audited	-	$-	94,968,905	$9,497	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)

Issuance of stock options	-	-	-	-	217,047	-	-	-	217,047

Shares issued for services, July 25, 2012 at $0.59	-	-	25,000	3	14,747	-	-	-	14,750

Shares issued for services, August 26, 2012 at $0.60	-	-	50,000	5	29,995	-	-	-	30,000

Shares issued for services, October 24, 2012 at $0.87	-	-	50,000	5	43,495	-	-	-	43,500

Shares issued as commitment fee, December 6, 2012 at $0.89	-	-	336,625	34	299 ,967	-	-	-	300,001

Offering cost	-	-	-	-	(168,528)	-	-	-	(168 528)

Shares sold, December 6, 2012 at $0.89, net of offering costs of $3,000	-	-	112,208	11	96,989	-	-	-	97,000

Shares sold in March 2013 at $1.45-$1.54, net of offering costs of $45,490	-	-	1,000,000	100	1,470,730	-	-	-	1,470,830

Shares sold in May and June 2013 at $1.58-$1.97, net of offering costs of $82,983	-	-	1,600,000	160	2,682,957	-	-	-	2,683,117

Shares issued for charity donation, May 31, 2013 at $2.2	-	-	100,000	10	219,990	-	-	-	220,000

Exercise of stock options	-	-	2,255,000	225	278,225	-	-	-	278,450

Exercise of warrants	-	-	741,000	74	185,176	-	-	-	185,250

Issuance of preferred stock	30,000	30	-	-	299,970	-	-	-	300,000

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(252,366)	-	(1,380,000)	252,504	-

Deemed dividends	-	-	-	-	211,802	(211,802)	-	-	-

Conversion of preferred stock to common stock	(30,000)	(30)	592,330	59	(29)	-	-	-	-

Shares issued for services, June 30, 2013 at $1.78	-	-	5,000	1	8,899	-	-	-	8,900

Net loss	-	-	-	-	-	(3,224,482)	-	-	(3,224,482)
Balance, June 30, 2013 - audited	-	$-	100,456,068	$10,046	$14,868,223	$(19,773,202)	1,382,084	$(275,229)	$(5,170,162)

Issuance of stock options	-	-	-	-	26 089	-	-	-	26,089

Exercise of warrants	-	-	1,025,000	102	1,024,898				1,025,000

Cancellation of treasury stock	-	-	(1,382,083)	(138)	(275,091)	-	(1,382,084)	275,229	-

Shares sold in July, 2013 to Sep, 2013 at $1.66-$1.94	-	-	2,100,000	210	3,730,130	-	-	-	3,730,340

Shares issued for assets of Polymedix at $1.93	-	-	1,400,000	140	1,301,860	-	-	-	1,302,000

Net loss - three months ended September 30, 2013	-	-	-	-	-	(977,026)	-	-	(977,026)
Balance, September 30, 2013 - unaudited	-	$-	103,598,985	$10,360	$20,676,109	$(20,750,228)	-	$-	$(63,759)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			For the
			cumulative
			period from
			June 20, 2007
			(Date of
	For the Three Months Ended		Inception)
	September 30,		through September
	2013	2012	30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(977,026)	$(468,992)	$(20,463,661)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on disposal of fixed assets	72,400	-	72,400
Common stock and stock options issued as payment for
services compensation, services rendered, and	-		-
charitable contributions	26,089	76,347	7,249,404
Cancellation of stock issued for services	-	-	(28,750)
Amortization of accrued settlement costs	-	9,108	125,131
Amortization of patent costs	22,286	-	22,902
Loss on financial instruments	-	-	439,892
Changes in operating assets and liabilities:
Prepaid expenses	(12,492)	(15,646)	(8,803)
Accounts payable	(19,187)	(99,803)	1,829,939
Accrued expenses	166,980	38,922	938,188
Accrued officers' salaries and payroll taxes	10,636	207,226	4,374,619

Net cash used in operating activities	(710,314)	(252,838)	(5,448,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	23,600	-	23,600
Patent Costs	(2,108,274)	-	(2,119,290)

Net cash used in investing activities	(2,084,674)	-	(2,095,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-	-	50
Sale of common stock and preferred stock	3,730,340	300,000	8,512,860
Payment of settlement liabilities	(284,519)	-	(984,519)
Loan from officer	-	-	1,925,587
Proceeds from convertible debentures	-	-	(167,099)
Redemption of convertible debentures	-	-	400,000
Proceeds from subscription	-	-	1,000,000
Exercise of stock options and warrants	1,025,000	50,000	1,488,700
Net cash provided by financing activities	4,470,821	350,000	12,175,579

NET INCREASE IN CASH AND CASH
EQUIVALENTS	1,675,833	97,162	4,631,150

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,955,317	27,703	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$4,631,150	$124,865	$4,631,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$22,707	$-	$328,736

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to note payable
and convertible debentures	$-	$-	$197,964
Cancellation of common stock for services	$-	$-	$(138,750)
Settlement of accrued payroll and payroll taxes	$-	$-	$932,966
Cancellation of common stock as a result of settlement	$-	$-	$859,388
Debt converted to common stock	$-	$-	$353,635
Cancellation of treasury stock	$(275,229)	$-	$(759,388)
Reclassification of warrants to equity	$-	$-	$857,500
Deemed dividend from beneficial conversion
feature on preferred stock	$-	$53,032	$35,386
Deemed dividend - warrants	$-	$158,770	$206,810
Conversion of preferred stock into common stock	$-	$(30)	$(46)
Shares issued as deferred offering costs	$-	$-	$300,001
Shares issued for acquistion of patent and equipment	$2,702,000	$-	$2,702,000
Redeemable Common Stock liability	$1,400,000	$-	$1,400,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION

(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

 (Unaudited)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Cellceutix Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2013, included in our Annual Report on Form 10-K for the year ended June 30, 2013.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Cellceutix Corporation.

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

Nature of Operations

Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of cancer and inflammatory disease. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing on our lead compounds, Kevetrin, Prurisol and Brilacidin, and advancing them as quickly as possible along the regulatory pathway. We will develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our products. In order to successfully develop and market our products, we may have to partner with other companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

2.         Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through September 30, 2013, the Company had a deficit accumulated during the development stage of approximately $20.8 million and working capital deficit of approximately $(4.77) million at September 30, 2013.  As of September 30, 2013, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company has entered into a financing agreement with Aspire Capital Fund for $10,000,000 (See Note 12). As of September 30, 2013, the Company had completed sales to Aspire totaling 4,812,208 shares of common stock generating gross proceeds of approximately $8,113,000.

As of September 30, 2013, approximately $1,887,000 is available under the financing arrangement with Aspire on the sale of the Company’s common stock. See Note 13 for subsequent common stock sales to Aspire made after September 30, 2013 and a new financing agreement as of October 25, 2013, made with Aspire Capital Fund for $20,000,000.

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

3.         Significant Accounting Policies and Recent Accounting Pronouncements

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at September 30, 2013 and June 30, 2013.

Intangible Assets – Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent.  These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing.  All costs associated with abandoned patent applications are expensed.  In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value.  Costs incurred to file patent applications and acquire intangibles are expensed when the patents have failed to develop products which have gained market acceptance.  For the three months ended September 30, 2013 and 2012 and from inception to September 30, 2013, the Company has charged to operations $0, $9,000, and $197,000, respectively for these patent application costs.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the three months ended September 30, 2013 and 2012, no impairment was recorded.

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

Significant Estimates

These accompanying consolidated financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to valuation of stock grants and stock options, valuation of purchased intangibles and the valuation allowance on deferred tax assets. It is reasonably possible that these above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

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

Expenditures for research, development, and engineering of products are expensed as incurred. In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program.  For the period from inception to September 30, 2013, the Company has reflected $733,438 of grants as a one time reduction of research and development expenses. For the three months ended September 30, 2013 and 2012, and the period from inception to September 30, 2013, the Company incurred approximately $572,000, $185,000, and $6,446,000 of research and development costs, net of grants respectively.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2011 and forward years are still open for examination.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 49,761,768 and 52,014,317 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2013 and 2012, respectively, because their effect is anti-dilutive.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by Cellceutix for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations”. Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

The components of stock based compensation related to stock options recognized in the Company’s Statement of Operations for the three months ended September 30, 2013 and 2012 and since inception are as follows(rounded to nearest thousand):

	September 30, 2013	September 30, 2012	For the cumulative period from June 20,2007 (Date of Inception) through September 30, 2013

Officers’ stock compensation	$-	$-	$4,850,000
Consulting	26,000	76,000	1,493,000
Patent expense	-	-	19,000
Total	$26,000	$76,000	$6,362,000

Recent Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC and did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. Polymedix Inc. Asset Acquisition –Patent Rights and Equipment

On September 4, 2013, the Company purchased substantially all of the assets (“Purchased Assets”) of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. (“Seller”) from the U.S. Bankruptcy Court. The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock (the “Registrable Securities”), total aggregate purchase price of approximately $4.8 million. These common shares were valued at $1.93 per share, based on the September 4, 2013 opening stock price as quoted on the OTB Bulletin Board, resulting in approximately $2.7 million of stock issued to acquire the Purchased Assets. The Purchased Assets Agreement also provides the Seller with the right to require the Company to redeem the Common Stock held by such Seller (the “Put Option”) at any time between one day after the closing and three hundred and sixty-five days after the closing, the seller or any holder of the registrable securities may make written demand upon the purchase for the purchase to repurchase the registrable securities for $1 per share.

Because the Company is required to repurchase these issued common shares if the Seller exercises the above Put Option, this redemption feature meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring assets should be recognized as a liability at inception date. Therefore, the number of potential shares needed to repurchase the Common Stock under this Put Option was 1,400,000 shares as of September 30, 2013. This obligation was recorded as a current liability of $1,400,000 of Redeemable Common Stock liability in the accompanying balance sheet.

ASC 805, Business Combinations, provides guidance on determining whether an acquired set of assets meets the definition of a business for accounting purposes. Under the framework, the acquired set of activities and assets have to be capable of being operated as a business, from the viewpoint of a market participant as defined in ASC 820, Fair Value Measurements. Two essential elements required for an integrated set of activities are inputs and outputs. The Company evaluated the Asset Purchase Agreement and in accordance with the guidance, determined it did not meet the definition of a business acquisition as the acquisition consisted solely of the two primary compounds, Brilacidin and related compounds, and Delparantag and related compounds, and certain other tangible assets. The Company did not acquire the right to any employees previously involved with the technology, or research processes previously in place at Seller. The Company has therefore accounted for the transaction as an asset acquisition.

The purchase price was allocated to the identified tangible and intangible assets acquired based on their relative fair values, which were derived from their individual estimated fair values of $96,000 and $4,706,000, respectively.

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets – patents rights – Brilacidin, Delparantag and other related compounds	$ 4,706,000

Tangible assets - Laboratory equipment and computer systems	$ 96,000

The value of these tangible assets acquired of $96,000 were expensed to research and development costs for the three months ended September 30, 2013.

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	September 30, 2013	June 30, 2013

Purchased Patent Rights– Brilacidin, and related compounds (note 4)	14	$4,081,700	$-
Purchased Patent Rights–Delparantag and related compounds (note 4)	12	480,200	-
Purchased Patent Rights–Anti-microbial- surfactants and related compounds (note 4)	12	144,100	-
Patents – Kevetrin and related compounds	17	19,000	11,000

		$4,725,000	$11,000
Accumulated amortization		23,000	1,000
		$4,702,000	$10,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2013 and 2012 and from inception to September 30, 2013 was approximately $22,000, $0, and $23,000, respectively. At September 30, 2013, the amortization period for all patents was approximately 11.75 to 16.75 years. Estimated annual amortization expense of $345,000 for years up to Year 2025, and $300,000 for Years 2026-28, and $55,000 for Years 2028-29.

6. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2013	June 30, 2013

Accrued research and development consulting fees	$320,000	$200,000
Accrued rent – related parties	61,000	60,000
Accrued interest – related parties	329,000	294,000
Others	11,000	-
Total	$721,000	$554,000

7. Accrued Salaries and Payroll Taxes

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2013	June 30, 2013

Accrued salaries – related parties	$3,244,000	$3,244,000
Accrued payroll taxes – related parties	152,000	152,000
Withholding tax – related parties	26,000	31,000
Withholding tax – employees	20,000	4,000
Total	$3,442,000	$3,431,000

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

8. Commitments and Contingencies

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

On August 23, 2013, the Company made the final payment of $292,500 to Mr. Evans and the Company cancelled 1,382,083 shares of its common stock on September 17, 2013.  As of September 30, 2013, there was no balance of Treasury Stock recorded on the Company’s Balance Sheet.

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

9.         Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.  This continued through August 2013. During the three months ended September 30, 2013, the Company paid 2 months’ rent to KARD. As of September 1, 2013, the Company no longer leases space from Kard. For the three months ended September 30, 2013 and 2012 and the period June 20, 2007 (date of inception) through September 30, 2013, the Company has included $2,000, $3,000 and $62,100 of rent expense in general and administrative expenses, respectively. At September 30, 2013 and 2012, payables of approximately $61,000 and $60,000 to KARD were included in accrued expenses, respectively.

In September, 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of $15,538. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid a monthly rent of $900 to Cellceutix since September 1, 2013 and it was offset with the accrued rent owed to KARD.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company has now developed its own research study capabilities and no longer uses KARD. For the three months ended September 30, 2013 and 2012 and the period June 20, 2007 (date of inception) through September 30, 2013, the Company incurred $0, $0, and $2,601,000 of research and development expenses conducted by KARD, respectively.

At September 30, 2013 and June 30, 2013, the Company has incurred a total of approximately $1,686,000 in accounts payable to KARD.

10.   Note Payable – Related Party

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

At September 30, 2013 and June 30, 2013, accrued interest on this note was approximately $329,000 and $294,000, respectively, and the Company repaid accrued interest totaling approximately $15,000 for the three months ended September 30, 2013.

11. Stock Options and Warrants

Stock Options

The fair value of each option for the three months ended September 30, 2012 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

Three Months Ended September 30, 2012
Expected term (in years)	5-10
Expected stock price volatility	136.05% - 137.33%
Risk-free interest rate	1.53% – 1.72%
Expected dividend yield	0

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan (“the Plan”). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

Under the 2010 Equity Incentive Plan the total number of shares of Common Stock reserved and available for issuance under the Plan shall be 45,000,000 shares. Shares of Common Stock under the Plan (“Shares”) may consist, in whole or in part, of authorized and unissued shares or treasury shares. The term of each Stock Option shall be fixed by the Committee; provided, however, that an Incentive Stock Option may be granted only within the ten-year period commencing from the Effective Date and may only be exercised within ten years of the date of grant (or five years in the case of an Incentive Stock Option granted to an optionee who, at the time of grant, owns Common Stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company (“10% Shareholder”).

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	39,142,500	$0.14	$7.47	$64,170,000
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at September 30, 2013	39,142,500	$0.14	$7.22	$65,734,950
Exercisable at September 30, 2013	39,112,500	$0.14	$7.22	$65,725,817

The Company recognized approximately $26,000 and $76,000 of stock based compensation costs related to stock and stock options awards for the three months ended September 30, 2013 and 2012; and approximately $6,362,000 for the period from inception to September 30, 2013, and there is approximately $28,000 of unamortized compensation cost expected to be recognized through June 30, 2014.

Stock Warrants

During the three months ended September 30, 2013, the Company issued 1,025,000 Class A common shares par value $.0001 to each of two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $1,025,000. The issuance was exempt from registration under Section 4(2) of the Securities Act.

As of September 30, 2013 and June 30, 2013, there were 4,546,084 and 5,571,084 warrants issued and outstanding with a weighted average exercise price of $0.74 and $0.92, respectively. As of September 30, 2013 and June 30, 2013, the average remaining contractual life of the outstanding warrants was 1.21 years and 1.43 years, respectively and the aggregate intrinsic value was $ 4,176,000 and $4,794,000, respectively.

12.   Equity Transactions

On July 19, 2013, the Company issued 100,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $100,000. The shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

On July 30, 2013, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $200,000. The shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

On August 5, 2013, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $200,000. The shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

On August 20, 2013, the Company issued 125,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $125,000. The shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

On September 10, 2013, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $200,000. The shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

On September 17, 2013, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1.00 per share. The Company received an aggregate of $200,000. The shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

Polymedix Trustee

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court.  The purchase price included the issuance of 1,400,000 shares of the Company’s Class A common stock.

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

During the fiscal year ended June 30, 2013, the Company had completed sales to Aspire totaling 2,712,208 shares of common stock generating gross proceeds of approximately $4,383,000. During the quarter ended September 30, 2013, the Company had completed sales to Aspire totaling 2,100,000 shares of common stock generating gross proceeds of approximately $3,730,000. As of September 30, 2013, the Company had completed sales to Aspire totaling 4,812,208 shares of common stock generating gross proceeds of approximately $8,113,000. As of September 30, 2013, approximately $1,887,000 is available under the financing arrangement with Aspire on the sale of the Company’s common stock. See Note 13 for subsequent common stock sales to Aspire made after September 30, 2013.

13. Subsequent Events

Equity Transactions

From October 1, 2013 to October 24, 2013, the Company has generated additional proceeds of approximately $1.89 million under the Common Stock Purchase Agreement with Aspire on the sale 1,104,537 shares of its common stock. As of October 24, 2013, Aspire Capital completed its commitment of purchase up to an aggregate of $10,000,000 of our shares of Class A Common Stock under the Common Stock Purchase Agreement dated December 6, 2012.

On October 25, 2013, we terminated the previous agreement and entered into a new purchase agreement (the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of our shares of our Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, including the registration statement of which this prospectus is a part, as permissible and necessary to register under the Securities Act, the sale of the shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The registration statement was filed on November 4, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-K. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under “Risk Factors,” actual results may differ materially from those anticipated in these forward-looking statements.

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

Management’s Plan of Operation

Research and Development Activities

We acquire exclusive rights to pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future. The Company has spent most of its efforts and resources on its anti-cancer compound, Kevetrin, for the treatment of certain cancers, and on Prurisol, for the treatment of psoriasis. Based on the studies to date, the Company has decided to advance these drugs along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. At this time the Company is focusing its research and development efforts exclusively on Kevetrin, Prurisol and Brilacidin.

The Company is presently in discussions with other institutions for collaborations in conducting clinical trials and acquiring a new drug. There are now two material transfer agreements pending with major hospitals.

We are a clinical stage company. We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court.  The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock, total aggregate purchase price of approximately $4.8 million. The Company is required to file a Registration with the Securities and Exchange Commission to register the common stock within 60 days.   At any time between one day after the Closing and 365 days after the Closing, the Seller or any holder of the Registrable Securities may make written demand upon the Company for the Company to repurchase the Registrable Securities for $1 per share.

Brilacidin™

The intravenous formulation of Polymedix’s lead product candidate, brilacidin, is an antibiotic which has the potential to treat a variety of indications, including ACUTE BACTERIAL SKIN AND SKIN STRUCTURE INFECTIONS (“ABSSSI”) caused by either drug-sensitive or drug-resistant strains of Staphylococcus aureus bacteria.

ACUTE BACTERIAL SKIN AND SKIN STRUCTURE INFECTIONS (“ABSSSI”)

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

Oral Mucositis -

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

In May 2012, Polymedix announced that they had stopped enrollment in two clinical trials for delparantag: a Phase 2 clinical trial for reversing the anticoagulant activity of UFH in patients undergoing PCI procedures, and a Phase 1B/2 clinical trial for reversing the anticoagulant activity of the LMWH enoxaparin in healthy volunteers. While delparantag showed activity in neutralizing both UFH and the LMWH enoxaparin in these clinical trials, Polymedix decided to stop enrollment in both trials due to observations of reductions in blood pressure in some patients. Presently we are looking into reformulating the compound which may be a solution to reducing adverse events.

See Part 1, Item 1 of our Annual Report on Form 10-K for the year ended June 30, 2013 for more information regarding this asset acquisition.

Our Other Compounds

Kevetrin

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center.  The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the mid stage of the Phase 1 trial. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

In March 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in April, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC tested the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study provided vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. The results received from BIDMC in April 2013, showed apoptosis induction (TUNEL) in renal cancer (786). Results of these preclinical tests provided to date to the Company are encouraging and BIDMC and Cellceutix wish to move the study further. Cellceutix has provided the requested information from BIDMC that will be used to investigate a Specialized Programs of Research Excellence (SPORE) grant for a phase 2 clinical study of renal cancer upon completion of the successful phase 1 clinical study presently in progress.

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

Liquidity and Capital Resources

As of September 30, 2013 the Company had a cash balance of approximately $4.6 million.  The Company has entered into a financing agreement with Aspire Capital Fund (Aspire Capital) for $10,000,000 which allows the Company to sell Cellceutix common stock shares to Aspire Capital. As of September 30, 2013, the Company had completed sales to Aspire totaling 4,812,208 shares of common stock generating gross proceeds of approximately $8 million. From October 1, 2013 to October 24, 2013, the Company has generated additional proceeds of approximately $1.89 million under the Common Stock Purchase Agreement with Aspire on the sale of 1,104,537 shares of its common stock to them. As of October 24, 2013, Aspire Capital completed its commitment of purchase up to an aggregate of $10,000,000 of our shares of Class A Common Stock under the Common Stock Purchase Agreement dated December 6, 2012.

On October 25, 2013, we terminated the previous agreement and entered into a new stock purchase agreement (the “Purchase Agreement”), with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of our shares of our Class A Common Stock over the approximately 36-month term of the Purchase Agreement.

The Company expects to incur losses from its operations for the near future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add employees, consultants, infrastructure and incur additional costs related to being a public company, including incremental audit fees for compliance with the provisions of the Sarbanes-Oxley Act, investor relations programs and increased professional services. Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2014.

Requirement for Additional Working Capital

Research and Development Costs.  We have used and intend to continue to use the net proceeds from the above Aspire transaction to fund our product development programs and for general corporate purposes, and therefore anticipate having sufficient funds to meet our planned drug development for the next twelve (12) months. We plan to incur the following expenses over the next twelve (12) months:

1. Research and Development- $1,400,000 in preclinical development costs including testing Kevetrin on additional tumors, and costs to manufacture Prurisol.

2. Clinical trials - $9,850,000.  We have budgeted $1,350,000 for our Phase 1 Kevetrin trials; $2,500,000 for the planned Prurisol phase 2/3 trials; $3,000,000 for the planned Brilicidin™ ABSSSI Phase 2b trials; and $3,000,000 for the planned Brilicidin™ Oral Mucositis Phase 2 trials.

3. Corporate overhead of $2,250,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately  $ 9.0 million (as per current management’s budgets). This does not include any budgeted amounts for further development of the Polymedix assets.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any market risk sensitive instruments outstanding during this period.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended  September 30,  2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is not currently aware of any   other legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 1A. RISK FACTORS

Investing in the Company's common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in our Annual Report on Form 10-K, before purchasing shares of the Company's common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company's business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company's common stock could decline and investors in the Company's common stock could lose all or part of their investment.

Risks Specific to Us

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have resources to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $14.0 million in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets. This budget may change significantly due to the recent acquisition of Polymedix assets and we have not determined a budget for certain of these assets, particularly the drug Delparantag. We may not be able to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete projects for Kevetrin, Prurisol and Brilacidin including:

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

The value of our common stock is partially related to the value of the Polymedix, Inc. assets acquired and we can not be certain of the value of these assets.

The value of our common stock may relate directly and/or indirectly to the value of the Polymedix Inc. These assets were acquired on September 4, 2013 through the U.S. Bankruptcy Court. We can not be certain of the value of these assets acquired. This acquisition may have a material adverse effect on the value of any investment in our common stock.

All of our Polymedix drug product candidates are licensed from or based upon licenses from the University of Pennsylvania.  Upon our purchase of these assets at the bankruptcy court we assumed all contractual rights and obligations of the license. If any of these license agreements are properly terminated, our ability to advance our Polymedix product candidates or develop new product candidates will be materially adversely affected.

We now depend, and will continue to depend, on these arrangements, and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our Polymedix product candidates.  If any of our licenses or relationships are terminated or breached, we may:

*lose our rights to develop and market our product candidates;

*lose patent and/or trade secret protection for our product candidates;

*experience significant delays in the development or commercialization of our product candidates;

*not be able to obtain any other licenses on acceptable terms, if at all; and/or

*incur liability for damages.

Our company is a development stage company that has no products approved for commercial sale, has never generated any revenues, and may never achieve revenues or profitability.

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	successful demonstration in clinical trials that our drug candidates, Kevetrin, Prurisol, and Brilacidin are safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	the successful commercialization of our product candidates; and

•	market acceptance of our products.

If we do not successfully develop and commercialize at least one of our compounds, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment .

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

As of September 30, 2013 we had approximately $4.6 million of cash available to support operations or our business plan.  Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph  in its audit report which is included elsewhere in our Form 10-K. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

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

Drug development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we will reach our anticipated clinical targets. Even if we complete our clinical trials, we do not know what the long-term effects of exposure to our drug candidates will be. Furthermore, our drug candidates may be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our drug candidates are safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

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

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug . The work-plan we have developed for the next twelve (12) months should enable us to advance Kevetrin’s Phase 1 trial and commence Phase 2 clinical trials for Prurisol’s (anti-psoriasis), Brilacidin (ABSSSI), and Brilacidin (oral mucositis).

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

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the OTC Bulletin Board “OTCBB”," your ability to sell your shares in the secondary trading market may be limited.

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

As of September 30, 2013, the last trade price of our common stock, as quoted on the OTC Markets Group, Inc.'s OTCBB, was $1.82.  The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At September 30, 2013, shareholders of the Company owned approximately 48.9 million shares of restricted stock, or 47.2% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

Our directors and executive officers own or control a sufficient number of shares of our common stock to control our company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders .

At September 30, 2013, our directors and executive officers own or control approximately 41.0% of our outstanding voting power. Accordingly, these shareholders, individually and as a group, may be able to influence the outcome of shareholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our articles of incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing shareholders could have the effect of delaying, deferring or preventing a change in control of our company.

The dual class structure of our common stock can have the effect of concentrating voting control with Menon and/ or Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share on all matters submitted to a vote of our stockholders and our Class A common stock has one vote per share on all matters submitted to a vote of our stockholders. Menon and Ehrlich each have vested options that they can exercise and convert to 18,000,000 shares of Class B common stock.  That alone could result in the equivalent of 360,000,000 votes of Class A shares.  As of September 30, 2013 we had 103,598,985 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.  Because of the ten-to-one voting ratio between our Class B and Class A common stock, upon issuances of Class B common stock, the Class B holders can collectively control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of September 30, 2013, approximately 48.9 million of the approximate 103.6 million issued shares of the Company's common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 6.5 million shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ and customers’ views of us.

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on September 30, 2013, we identified a material weakness in our internal control over financial reporting. In connection with our fiscal 2013 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effective operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. In connection with our fiscal 2013 audit, we concluded that we had not fully remediated the weakness previously identified. For a discussion of the material weakness and our remediation efforts during 2013 as well as ongoing remediation efforts, see Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. We cannot assure you that our efforts to fully remediate these internal control weaknesses will be successful or that similar material weaknesses will not recur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court.  The purchase price included the issuance of 1,400,000 shares of the Company’s Class A common stock.

On October 25, 2013 we issued 210,523 shares of the Company’s Class A common stock to Aspire Capital for entering into a stock purchase agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

Exhibit
31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)   Reports on Form 8-K.  During the fiscal quarter ended September 30, 2013, the Company filed the following Current Reports on Form 8-K:

1. The Company filed a Form 8-K on September 9, 2013 related to Item 2.01 Completion of Acquisition or Disposition of Assets relating to Polymedix asset acquisition.

2. The Company filed a Form 8-K on October 28, 2013 related to Item 1.01 Entry into a Material Definitive Agreement; Item 1.02 Termination of a Material Definitive Agreement Item; and Item 3.02 Unregistered Sales of Equity Securities, relating to the termination of a previous agreement and entering into a new Common Stock Purchase Agreement with Aspire Capital Fund, LLC.

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

Dated: November 8, 2013

