Form 10-Q
period 2013-12-31
Cellceutix CORP
filed 2014-02-10
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

__________________________________________________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 20, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.001 par value	105,877,129

CELLCEUTIX CORPORATION
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of December 31, 2013 (unaudited) and June 30, 2013 (audited)	4
	Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended December 31, 2013 and 2012 and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2013	5
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2013	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2013 and 2012 and for the cumulative period from June 20, 2007 (Date of Inception) to December 31, 2013	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013
	(Unaudited)	(audited)
ASSETS
Current Assets:
Cash	$4,974,810	$2,955,317
Subscription receivable	400,000	-
Prepaid expenses and security deposits	165,154	4,796
Total Current Assets	5,539,964	2,960,113

Other Assets:
Patent costs - net	4,649,079	10,400
Deferred offering costs	372,626	-
Total Other Assets	5,021,705	10,400

Total Assets	$10,561,669	$2,970,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable - (including related party payables of $1,707,576 and $1,703,916, respectively)	$1,776,863	$1,849,077
Accrued expenses - (including related party accruals of $423,659 and $353,797, respectively)	895,809	553,797
Accrued salaries and payroll taxes -(including related party accrued salaries of $3,032,500 and $3,427,294, respectively)	3,237,697	3,431,018
Accrued settlement costs	-	284,519
Note payable - related party	2,022,264	2,022,264
Redeemable Common Stock	1,400,000	-
Total Current Liabilities	9,332,633	8,140,675

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 105,877,129 issued and 105,877,129 outstanding as of December 31, 2013 and 100,456,068 issued and 99,073,984 outstanding as of June 30, 2013	10,588	10,046
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 & June 30, 2013, respectively	-	-
Additional paid-in capital	23,565,166	14,868,223
Deficit accumulated during the development stage	(22,346,718)	(19,773,202)
Treasury stock - 0 and 1,382,084 shares at cost - as of December 31, 2013 and June 30, 2013, respectively	-	(275,229)
Total Stockholders' Equity (Deficiency)	1,229,036	(5,170,162)

Total Liabilities and Stockholders' Equity (Deficiency)	$10,561,669	$2,970,513

The accompanying notes are an integral part of these condensed unaudited financial statements

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the
					cumulative
					period from
					June 20, 2007
					(Date of
	For the Three Months Ended		For the Six Months Ended		Inception) through
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development, gross	1,013,570	281,516	1,585,776	466,469	8,192,669
Grants	-	-	-	-	(733,438)
Research and development, net of grants	1,013,570	281,516	1,585,776	466,469	7,459,231
General and administrative expenses	225,466	28,267	329,925	52,287	1,234,557
Stock based compensation to employees	105,250	-	105,250	-	105,250
Officers' payroll and payroll tax expense	118,685	113,975	237,370	227,949	8,289,932
Professional fees	83,223	244,573	206,532	321,888	3,400,412
Patent expense	-	20,409	-	29,059	197,724

Total operating expenses	1,546,194	688,740	2,464,853	1,097,652	20,687,106

Loss from operations	(1,546,194)	(688,740)	(2,464,853)	(1,097,652)	(20,687,106)

Other income (expenses)
Interest income	261	-	432	-	432
Interest expense	(50,557)	(60,080)	(109,095)	(120,160)	(933,585)
Loss on financial instruments	-	-	-	-	(439,892)
Total other expenses	(50,296)	(60,080)	(108,663)	(120,160)	(1,373,045)

Net loss before provision for income taxes	(1,596,490)	(748,820)	(2,573,516)	(1,217,812)	(22,060,151)
Provision for income taxes	-	-	-	-	-

Net loss	$(1,596,490)	$(748,820)	$(2,573,516)	$(1,217,812)	$(22,060,151)

Deemed dividends	(1,979,706)	-	(1,979,706)	(211,802)	(2,257,194)
Net loss attributable to common stockholders	$(3,576,196)	$(748,820)	$(4,553,222)	$(1,429,614)	$(24,317,345)

Basic and diluted loss per share attributable to common stockholders	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares	104,640,788	93,507,421	102,659,696	93,001,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the cumulative
Period June 20, 2007 (Date of Inception) through December 31, 2013

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Treasury Stock
		Par Value		Par Value	Paid-in	Development
	Shares	$0.001	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007 (Inception)	-	$-	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	-	-	(530)	-	-	(530)
Balance at June 30, 2007 - audited	-	-	1,000,000	100	-	(530)	-	-	(430)

Share exchange with
Cellceutix Pharma, Inc.
December 6, 2007	-	-	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse
merger with Cellceutix
Pharma, Inc.
December 6,2007	-	-	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse
acquisition of Cellceutix
Pharma, December 6, 2007	-	-	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a
stockholder	-	-	-	-	50	-	-	-	50

Capital contribution from a
stockholder	-	-	-	-	50	-	-	-	50

Shares issued for services,
April 28, 2008 at $1.05	-	-	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	-	-	(510,193)	-	-	(510,193)
Balance at June 30, 2008 - audited	-	-	91,891,000	9,189	148,623	(519,802)	-	-	(361,990)

Cancellation of shares issued
for services, December 31, 2008	-	-	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	-	-	142,162	-	-	-	142,162

Shares issued for services,
June 11, 2009 at $0.38	-	-	20,000	2	7,598	-	-	-	7,600

Shares issued for services,
June 30, 2009 at $0.38	-	-	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance at June 30, 2009 - audited	-	-	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

Shares issued for services,
July 6, 2009 at $0.43	-	-	25,000	2	10,748	-	-	-	10,750

Shares issued for services,
February 5, 2010 at $0.30	-	-	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	-	-	383,291	-	-	-	383,291

Shares issued for services
June 1, 2010 at $0.45	-	-	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance at June 30, 2010 - audited	-	-	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services,
July 6, 2010 at $0.55	-	-	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	-	-	(75,000)	(8)	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	-	-	237,098	-	-	-	237,098

Forgiveness of liability in
connection with settlement
with stockholder	-	-	-	-	932,966	-	-	-	932,966

Repurchase of common stock
in connection with settlement	-	-	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services,
March 1, 2011 at $0.32	-	-	184,375	18	58,982	-	-	-	59,000

Shares issued for services,
February 8, 2011 at $0.20	-	-	70,000	7	13,993	-	-	-	14,000

Cancellation of treasury stock	-	-	(460,229)	(45)	(99,955)	-	(460,229)	100,000	-

Shares issued for services,
May 26, 2011 at $0.81	-	-	12,000	1	9,719	-	-	-	9,720

Net loss	-	-	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance at June 30, 2011 - audited	-	-	91,720,646	9,172	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)

Issuance of stock options	-	-	-	-	2,114,386	-	-	-	2,114,386

Convertible debentures converted to common stock	-	-	707,277	71	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011 at $0.38	-	-	100,000	10	37,990	-	-	-	38,000

Shares issued for services, November 8, 2011 at $0.41	-	-	125,000	13	51,236	-	-	-	51,249

Shares issued for services, January 11, 2012 at $0.45	-	-	200,000	20	89,980	-	-	-	90,000

Shares issued for charitable contributions,
March 7, 2012 at $0.52	-	-	265,228	26	137,894	-	-	-	137,920

Shares issued for services, April 26, 2012 at $0.46	-	-	300,000	30	137,970	-	-	-	138,000

Shares issued for services, May 3, 2012 at $0.49	-	-	100,000	10	48,990	-	-	-	49,000

Shares issued for services, May 29, 2012 at $0.53	-	-	25,000	2	13,248	-	-	-	13,250

Shares issued for services, June 29, 2012 at $0.62	-	-	50,000	5	31,145	-	-	-	31,150

Issuance of capital stock	-	-	2,500,000	250	582,143	-	-	-	582,393

Reclassification of warrants into equity	-	-	-	-	857,500	-	-	-	857,500

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(231,517)	-	(1,380,000)	231,655	-

Issuance of preferred stock	10,000	10	-	-	99,990	-	-	-	100,000

Deemed dividend's	-	-	-	-	65,686	(65,686)	-	-	-

Conversion of preferred stock to common stock	(10,000)	(10)	255,754	26	(16)	-	-	-	-

Net loss	-	-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance at June 30, 2012 - audited	-	$-	94,968,905	$9,497	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)

Issuance of stock options	-	-	-	-	217,047	-	-	-	217,047

Shares issued for services, July 25, 2012 at $0.59	-	-	25,000	3	14,747	-	-	-	14,750

Shares issued for services, August 26, 2012 at $0.60	-	-	50,000	5	29,995	-	-	-	30,000

Shares issued for services, October 24, 2012 at $0.87	-	-	50,000	5	43,495	-	-	-	43,500

Shares issued as commitment fee, December 6, 2012 at $0.89	-	-	336,625	34	299,967	-	-	-	300,001

Offering cost	-	-	-	-	(168,528)	-	-	-	(168,528)

Shares sold, December 6, 2012 at $0.89, net of offering costs of $3,000	-	-	112,208	11	96,989	-	-	-	97,000

Shares sold in March 2013 at $1.45-$1.54, net of offering costs of $45,490	-	-	1,000,000	100	1,470,730	-	-	-	1,470,830

Shares sold in May and June 2013 at $1.58-$1.97, net of offering costs of $82,983	-	-	1,600,000	160	2,682,957	-	-	-	2,683,117

Shares issued for charity donation, May 31, 2013 at $2.2	-	-	100,000	10	219,990	-	-	-	220,000

Exercise of stock options	-	-	2,255,000	225	278,225	-	-	-	278,450

Exercise of warrants	-	-	741,000	74	185,176	-	-	-	185,250

Issuance of preferred stock	30,000	30	-	-	299,970	-	-	-	300,000

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(252,366)	-	(1,380,000)	252,504	-

Deemed dividends	-	-	-	-	211,802	(211,802)	-	-	-

Conversion of preferred stock to common stock	(30,000)	(30)	592,330	59	(29)	-	-	-	-

Shares issued for services, June 30, 2013 at $1.78	-	-	5,000	1	8,899	-	-	-	8,900

Net loss	-	-	-	-	-	(3,224,482)	-	-	(3,224,482)
Balance at June 30, 2013 - audited	-	$-	100,456,068	$10,046	$14,868,223	$(19,773,202)	1,382,084	$(275,229)	$(5,170,162)

Issuance of stock options	-	-	-	-	45,758	-	-	-	45,758

Exercise of warrants	-	-	1,025,000	102	1,024,898				1,025,000

Cancellation of treasury stock	-	-	(1,382,083)	(138)	(275,091)	-	(1,382,084)	275,229	-

Shares sold during July, 2013 to September, 2013 at $1.66-$1.94	-	-	2,100,000	210	3,730,130	-	-	-	3,730,340

Shares issued for assets of Polymedix at $1.93	-	-	1,400,000	140	1,301,860	-	-	-	1,302,000

Shares sold during October, 2013 to December, 2013 at $1.66-$1.78	-	-	1,104,537	110	1,887,130	-	-	-	1,887,240

Shares issued to employees for year ended bonus at $1.85 for 5,000 shares and $1.6 for 60,000 shares			65,000	7	105,243	-	-	-	105,250

Shares issued to consultants at $2.09			50,000	5	104,495	-	-	-	104,500

Shares issued for offering cost at $1.77			210,523	21	372,605	-	-	-	372,626

Exercise of warrants on December 31, 2013			848,084	85	399,915				400,000

Net loss - 6 months ended December 31, 2013	-	-	-	-	-	(2,573,516)	-	-	(2,573,516)
Balance at December 31, 2013 - unaudited	-	$-	105,877,129	$10,588	$23,565,166	$(22,346,718)	-	$-	$1,229,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the cumulative period from June 20, 2007 (Date of Inception) through
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,573,516)	$(1,217,812)	$(22,060,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	72,400	-	72,400
Common stock and stock options issued as payment for
services compensation, services rendered, and			-
charitable contributions and financing costs	255,508	214,165	7,464,073
Cancellation of stock issued for services	-	-	(28,750)
Amortization of accrued settlement costs	-	18,215	125,131
Amortization of patent costs	101,844	501	102,460
Loss on financial instruments	-	-	439,892
Changes in operating assets and liabilities:
Prepaid expenses	(160,358)	(11,879)	(156,669)
Accounts payable	(72,214)	21,977	1,776,912
Accrued expenses	342,012	81,688	1,127,970
Accrued officers' salaries and payroll taxes	(193,321)	414,452	4,170,662

Net cash used in operating activities	(2,227,645)	(478,693)	(6,966,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	23,600	-	23,600
Patent costs	(2,134,523)	(3,348)	(2,145,539)

Net cash used in investing activities	(2,110,923)	(3,348)	(2,121,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-	-	50
Sale of common stock and preferred stock	5,617,580	100,000	10,000,100
Sale of preferred stock	-	300,000	400,000
Payment of settlement liabilities	(284,519)	-	(984,519)
Loan from officer	-	-	1,925,587
Proceeds from convertible debentures	-	-	(167,099)
Redemption of convertible debentures	-	-	400,000
Proceeds from subscription	-	277,200	1,000,000
Exercise of stock options and warrants	1,025,000	-	1,488,700
Net cash provided by financing activities	6,358,061	677,200	14,062,819

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,019,493	195,159	4,974,810

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,955,317	27,703	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,974,810	$222,862	$4,974,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$37,433	$25,909	$343,462

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to note payable
and convertible debentures	$-	$-	$197,964
Cancellation of common stock for services	$-	$-	$(138,750)
Settlement of accrued payroll and payroll taxes	$-	$-	$932,966
Cancellation of common stock as a result of settlement	$-	$-	$859,388
Debt converted to common stock	$-	$-	$353,635
Cancellation of treasury stock	$(275,229)	$-	$(759,388)
Reclassification of warrants to equity	$-	$-	$857,500
Deemed dividend from beneficial conversion
feature on preferred stock	$-	$53,032	$70,678
Deemed dividend - warrants	$1,979,706	$158,770	$2,186,516
Conversion of preferred stock into common stock	$-	$(30)	$(46)
Shares issued as deferred offering costs	$372,605	$-	$672,606
Shares issued for acquisition of patent and equipment	$2,702,000	$-	$2,702,000
Redeemable common stock	$1,400,000	$-	$1,400,000
Stock subscription receivable	$400,000	$-	$400,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

Cellceutix Corporation, formerly known as EconoShare, Inc., (“Cellceutix” or the “Company”) was incorporated on August 1, 2005. On December 6, 2007, the Company acquired Cellceutix Pharma, Inc. which was incorporated in the State of Delaware on June 20, 2007, in exchange for newly issued shares of the Company’s common stock. As a result of the exchange, Cellceutix Pharma, Inc. became a wholly-owned subsidiary of the Company. The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date. Accordingly, the accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through December 31, 2013, the Company has had a cumulative net loss attributable to common stockholders of $22.3 million and a working capital deficit of $3.8 million at December 31, 2013. As of December 31, 2013, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital.

The Purchase Agreement provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs. Concurrently with entering into the Purchase Agreement, the Company agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On November 4, 2013, the Company filed a Form S-3 registration statement and the registration statement was declared effective by the SEC on November 15, 2013.

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

3. Significant Accounting Policies and Recent Accounting Pronouncements

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at December 31, 2013 and June 30, 2013.

Intangible Assets – Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will issue and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. Costs incurred to file patent applications and acquire intangibles are expensed when the patents have failed to develop products which have gained market acceptance. For the three months ended December 31, 2013 and 2012, the Company has charged to operations approximately $0 and $20,000, respectively for these patent application costs. For the six months ended December 31, 2013 and 2012 and from inception to December 31, 2013, the Company has charged to operations $0, $29,000, and $197,000, respectively for these patent application costs

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the three and six months ended December 31, 2013 and 2012, no impairment was recorded.

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

Expenditures for research, development, and engineering of products are expensed as incurred. In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program. For the period from inception to December 31, 2013, the Company has reflected $733,438 of grants as a one time reduction of research and development expenses. For the three months ended December 31, 2013 and 2012, and the period from inception to December 31, 2013, the Company incurred approximately $1,014,000 and $282,000of research and development costs, net of grants respectively. For the six months ended December 31, 2013 and 2012, and the period from inception to December 31, 2013, the Company incurred approximately $1,586,000, $466,000, and $7,459,000 of research and development costs, net of grants respectively.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of approximately 47.6 million and 50 million were excluded from the computation of diluted earnings per share as of December 31, 2013 and 2012, respectively, have been excluded from the per share computations for the three and six months ended December 31, 2013 and 2012, because their effect is anti-dilutive.

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

The components of stock based compensation related to stock options recognized in the Company’s Statement of Operations for the three and six months ended December 31, 2013 and 2012 and since inception are as follows(rounded to nearest thousand):

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012	For the cumulative period from June 20, 2007 (Date of Inception) through December 31, 2013

Employee’s stock compensation	$105,000	$-	$105,000	$-	$105,000
Officers’ stock compensation	-	-	-	-	4,850,000
Consulting	124,000	138,000	150,000	214,000	1,617,000
Patent expense	-	-	-	-	19,000
Total	$229,000	$138,000	$255,000	$214,000	$6,591,000

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

The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock (the “Registrable Securities”), for a total aggregate purchase price of approximately $4.8 million. These common shares were valued at $1.93 per share, based on the September 4, 2013 opening stock price as quoted on the OTB Bulletin Board, resulting in approximately $2.7 million of stock issued to acquire the Purchased Assets. The Purchased Assets Agreement also provides the Seller with the right to require the Company to redeem the Common Stock held by such Seller (the “Put Option”) at any time between one day after the closing and three hundred and sixty-five days after the closing, the seller or any holder of the registrable securities may make written demand upon the purchase for the purchase to repurchase the registrable securities for $1 per share.

Because the Company is required to repurchase these issued common shares if the Seller exercises the above Put Option, this redemption feature meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring assets should be recognized as a liability at inception date. Therefore, the number of potential shares needed to repurchase the Common Stock under this Put Option was 1,400,000 shares as of December 31, 2013. This obligation was recorded as a current liability of $1.4 million of Redeemable Common Stock liability in the accompanying balance sheet.

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

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets – patents rights – Brilacidin, Delparantag and other related compounds	$4,706,000
Tangible assets - Laboratory equipment and computer systems	$96,000

These tangible assets of $96,000 acquired were expensed to research and development costs in September 2013.

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	December 31, 2013	June 30, 2013

Purchased Patent Rights– Brilacidin, and related compounds (note 4)	14	$4,082,000	$-
Purchased Patent Rights–Delparantag and related compounds (note 4)	12	480,000	-
Purchased Patent Rights–Anti-microbial- surfactants and related compounds (note 4)	12	144,000	-
Patents – Kevetrin and related compounds	17	45,000	11,000

		$4,751,000	$11,000
Accumulated amortization		102,000	1,000
		$4,649,000	$10,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the three and six months ended December 31, 2013 and 2012 and from inception to December 31, 2013 was approximately $80,000 $0, $102,000, $0, and $102,000, respectively. At December 31, 2013, the amortization period for all patents was approximately 11.50 to 16.50 years. Future estimated annual amortization expense is $316,000 for years from 2014 to 2028, and $3,000 for the year 2029.

6. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2013	June 30, 2013

Accrued research and development consulting fees	$459,000	$200,000
Accrued rent – related parties	59,000	60,000
Accrued interest – related parties	365,000	294,000
Others	13,000	-
Total	$896,000	$554,000

7. Accrued Salaries and Payroll Taxes

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2013	June 30, 2013

Accrued salaries – related parties	$3,033,000	$3,244,000
Accrued payroll taxes – related parties	149,000	152,000
Withholding tax – related parties	37,000	31,000
Withholding tax – employees	19,000	4,000
Total	$3,238,000	$3,431,000

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. On January 1, 2014 the Board approved the extension of the employment agreements for a one year period with a 10% increase in salary from the calendar year 2013 annual salary of $423,500, to an annual salary of $465,850.

8. Commitments and Contingencies

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

Lease Commitments

Operating Leases
In September, 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of $17,291.

Future minimum lease payments required under the non-cancelable operating lease are as follows:

Year ending June 30,
Remainder of 2014	$103,746
2015	207,492
2016	207,492
2017	207,492
2018	207,492
2019	51,873
Total minimum payments	$985,587

Rent expense under this operating lease agreement was $73,000 and $0 for the three months ended December 31, 2013 and 2012, respectively and $82,000 and $0 for the six months ended December 31, 2013 and 2012, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details were shown at Note 9 Related Party Transactions.

Contractual Commitments

Clinical Trial Agreements between the Company and Contract Research Organizations- ABSSSI Trial
In December 2013, the Company entered into Clinical Trial Agreements with a Contract Research Organization (“CRO”). Terms include the Company making an upfront study advance of approximately $460,000 to the CRO and seven additional similar monthly payments to the CRO while the study is actively recruiting and treating patients. The advance will be earned as subjects are randomized into the Study. The Company has other terms with the CRO which allow for a bonus payment of $125,000 if the CRO meets study milestones; a non-refundable administrative start-up cost of $12,500 per Study Site; payment to CRO for pass-through costs within thirty days of receipt of invoice and third-party documentation from CRO; and pass-through costs are subject to a 15% invoicing fee.

During the three months and six months ended December 31, 2013, the Company expensed $53,290 and recorded under research and development cost in the condensed consolidated statements of operations related to this CRO.

Clinical Trial Agreements between the Company and Contract Research Organizations- Phase 1 Trial
In December 2013, the Company entered into a Clinical Trial Agreement with a Contract Research Organization (“CRO”) to conduct a Phase 1 Pharmacokinetic and Bioequivalence study for the Company. The Company has agreed to pay the CRO approximately $185,000 for this study. As of December 31, 2013, the Company paid $73,476, which was recorded under Prepaid expenses in the accompanying condensed consolidated balance sheets.

9. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from Kard. For the three and six months ended December 31, 2013 and 2012 and the period June 20, 2007 (date of inception) through December 31, 2013, the Company has included $0, $2,700, $1,800, $5,400 and $62,100 of rent expense paid to KARD in general and administrative expenses, respectively. At December 31, 2013 and June 30, 2013, payables of approximately $59,000 and $60,000 to KARD were included in accrued expenses, respectively.

In September 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of $15,538. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of $3,600 to Cellceutix from September 1, 2013 to December 31, 2013 and the rent was offset with the accrued rent owed to KARD.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company has now developed its own research study capabilities and no longer uses KARD. For the three and six months ended December 31, 2013 and 2012 and the period June 20, 2007 (date of inception) through December 31, 2013, the Company incurred $0, $0, $0, $0, and $2,601,000 of research and development expenses conducted by KARD, respectively.

At December 31, 2013 and June 30, 2013, the Company has incurred a total of approximately $1,686,000 in accounts payable to KARD.

10. Note Payable – Related Party

During the year ended June 30, 2010, Mr. Ehrlich loaned the Company a total of $972,907. A condition for this note was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share. The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%. On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of $96,677 through December 31, 2010 into additional principal. During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional $997,047 which brought the balance of the demand note to $2,002,264.

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

At December 31, 2013 and June 30, 2013, accrued interest on this note was approximately $365,000 and $294,000, respectively, and the Company repaid accrued interest totaling approximately $14,000 and $29,000 for the three and six months ended December 31, 2013.

11. Stock Options and Warrants

Stock Options

The fair value of each option was estimated on the date of grant using the following Black-Scholes assumptions:

Six Months ended December 31, 2012
Expected term (in years)	5-10
Expected stock price volatility	134.22% - 137.33%
Risk-free interest rate	1.53% - 1.75%
Expected dividend yield	-

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2013	39,142,500	$0.14	$7.47	$64,170,000
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at December 31, 2013	39,142,500	$0.14	$6.97	$76,303,275
Exercisable at December 31, 2013	39,137,500	$0.14	$6.97	$76,302,200

The Company recognized approximately $229,000, $138,000, $255,000 and $214,000 of stock based compensation costs related to stock and stock options awards for the three and six months ended December 31, 2013 and 2012; and approximately $6,591,000 for the period from inception to December 31, 2013, and there is approximately $8,000 of unamortized compensation cost expected to be recognized through June 30, 2014.

Stock Warrants

From July 19 to September 17, 2013, the Company issued 1,025,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $1,025,000. The issuance was exempt from registration under Section 4(2) of the Securities Act.

On December 31, 2013, the Company issued 848,084 Class A common shares par value $.0001 to two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at the range from $0.39 to $0.53 per share, with total of $400,000. The Company recorded $400,000 as a Subscription Receivable at December 31, 2013. The issuance was exempt from registration under Section 4(2) of the Securities Act.

Extension of the expiration date of an aggregate of 2,223,000 Series B, Series C, and Series D common share purchase warrants

On December 1, 2013, 2,223,000 Series B, Series C, and Series D common share purchase warrants issued by the Company were modified to extend their maturity date to December 31, 2015. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net income (loss) attributable to common shareholders reflects both the net income (loss) and the deemed dividend.

The deemed dividend of $1,880,000 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of the range from $0.50 to $1.50 per share which were the contemporaneous private placement offering price, and the following other Black-Scholes assumptions:

Expected term (in years)	2
Expected stock price volatility	55.22%
Risk-free interest rate	0.29%
Expected dividend yield	0

The following table summarizes stock warrants as of December 31, 2013 and June 30, 2013:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	5,571,084	$0.92	1.43	$4,793,786
Extended	2,223,000	$1.00	2
Exercised	(1,873,084)	$1.00	-
Forfeited/expired	(2,223,000)	-	-
Outstanding at December 31, 2013	3,698,000	$1.00	1.56	$4,030,820
Exercisable at December 31, 2013	3,698,000	$1.00	1.56	$4,030,820

12. Equity Transactions

Polymedix Trustee
On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. The purchase price included the issuance of 1,400,000 shares of the Company’s Class A common stock.

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC
On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 will be amortized as the funding is received. No amortization was made during the three months ended December 31, 2013, because the Company did not sell any shares to Aspire regarding the new Purchase agreement of the $20 million during the six months ended December 31, 2013. The unamortized portion is carried on the balance sheet as deferred offering costs.

Concurrently with entering into the Purchase Agreement, the Company agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On November 4, 2013, the Company filed a Form S-3 registration statement and the registration statement was declared effective by the SEC on November 15, 2013.

Under the Purchase Agreement, on any trading day selected by Cellceutix which the closing sale price of our Class A Common Stock exceeds $0.25 per share, we may direct Aspire Capital to purchase up to 200,000 shares of our Class A Common Stock per trading day. The Purchase Price of such shares is equal to the lesser of a) the lowest sale price of our Class A Common Stock on the purchase date; or b) the arithmetic average of the three lowest closing sale prices for our Class A Common Stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital for purchase of at least 100,000 Purchase Shares and the closing sale price of our stock is equal to or greater than $0.50 per share, we also have the right to direct Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the our Class A Common Stock traded on the OTC Bulletin Board on the next trading day, subject to the VWAP Purchase Share Volume Maximum and the VWAP Minimum Price Threshold, which is equal to the greater of (a) 90% of the closing price of our Class A Common Stock on the business day immediately preceding the VWAP Purchase Date or (b) such higher price as set forth by the Company in the VWAP Purchase Notice. The VWAP Purchase Price of such shares is the lower of (a) the Closing Sale Price on the VWAP Purchase Date; or 95% of the volume-weighted average price for our Class A Common Stock traded on the OTC Bulletin Board; and (b)on the VWAP Purchase Date, if the aggregate shares to be purchased on that date have not exceeded the VWAP Purchase Share Volume Maximum or during that portion of the VWAP Purchase Date until such time as the sooner to occur of (i) the time at which the aggregate shares traded on the OTC Bulletin Board exceed the VWAP Purchase Share Volume Maximum or (ii) the time at which the sale price of our Class A Common Stock falls below the VWAP Minimum Price Threshold.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the trading day(s) used to compute the purchase price. We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

Under the Purchase Agreement, we and Aspire Capital may not affect any sales of shares of our Class A Common Stock under the Purchase Agreement on any trading day that the closing sale price of our Class A Common Stock is less than $0.25 per share.

The Company is never under any obligation to sell shares to Aspire Capital Fund. Aspire Capital Fund has no rights to require the Company to sell shares.

During the six months ended December 31, 2013, the Company sold no shares to Aspire regarding the new Purchase agreement of the $20 million. As of December 31, 2013, the $20 million is available under the financing arrangement with Aspire on the sale of the Company’s common stock. From January 1, 2014 to January 31, 2014, the Company has generated additional proceeds of approximately $532,000 under the Common Stock Purchase Agreement with Aspire on the sale 300,000 shares of its common stock.

$10 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

During the fiscal year ended June 30, 2013, the Company had completed sales to Aspire totaling 2,712,208 shares of common stock generating gross proceeds of approximately $4,383,000. During the six months ended December 31, 2013, the Company had completed sales to Aspire totaling 3,204,537 shares of common stock generating gross proceeds of approximately $5,618,000. As of October 24, 2013, Aspire Capital completed its commitment of purchase up to an aggregate of $10,000,000 of our shares of Class A Common Stock under the Common Stock Purchase Agreement dated December 6, 2012.

Exercise of Common Stock Purchase Warrants

From July 19 to September 17, 2013, the Company issued 1,025,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $1,025,000. The issuance was exempt from registration under Section 4(2) of the Securities Act.

On December 31, 2013, the Company issued 848,084 Class A common shares par value $.0001 to two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at the range from $0.39 to $0.53 per share, with total of $400,000. The Company recorded $400,000 under Subscription Receivable for the check was cleared until January 3, 2014. The issuance was exempt from registration under Section 4(2) of the Securities Act.

Issuance of Common Stock to Consultants and Employees

On December 17, 2013, the Company issued 5,000 shares of restricted Class A common shares par value $.0001 to one consultant valued at approximately $9,000.

On December 31, 2013, the Company issued 50,000 shares of restricted Class A common shares par value $.0001 to two consultants valued at approximately $105,000.

On December 31, 2013, the Company issued 60,000 shares of restricted Class A common shares par value $.0001 to six employees as a year end bonus valued at approximately $96,000.

On October 17, 2013, the Board of Directors approved the stock grant of 35,000 shares of restricted common stock to be issued and vested on January 6, 2014 to a consultant valued at approximately $70,000. This $70,000 of stock based compensation expense was accrued at December 31, 2013.

13. Subsequent Events

Equity Transactions

Extension of the Employment Agreement

On January 1, 2014, the Board of Directors of the Company resolved and approved the extension of the Employment Agreement by and between the Company and Leo Ehrlich, and by and between the Company and Krishna Menon, each for a one year period with a 10% increase in salary from the current annual salary of $423,500 to an annual salary of $465,850.

Exercise of Warrants

On January 3, 2014, the Board of Directors of the Company authorized the Exercise of 200,000 Warrants into 200,000 shares of Common Stock by Huang Min Chung, followed by the resolution of the extension of the expiration date of an aggregate of 2,223,000 Series B, Series C, and Series D common share purchase warrants of the Company to December 31, 2015 made by the Board of Directors on December 1, 2013. It was resolved that the Board of Directors approved the issuance 200,000 fully paid Common shares par value $0.0001 per share, of the capital stock of Cellceutix Corporation to Huang Min Chung which shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

Issuance of Common Stock to Consultant

On January 23, 2014, the Company granted a total of 100,000 shares and options to two consultants. This issuance to each consultant is comprised of 25,000 shares of restricted common stock and 25,000 stock options exercisable at $1.79 a share. The shares will be vested on March 31, 2014 and the option life is three years.

Issuance of Common Stock to Aspire

From January 1, 2014 to January 31, 2014, the Company has generated additional proceeds of approximately $532,000 under the Common Stock Purchase Agreement with Aspire on the sale 300,000 shares of its common stock.

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

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock, total aggregate purchase price of approximately $4.8 million. At any time between one day after the Closing and 365 days after the Closing, the holder of these 1.4 million shares may make written demand upon the Company for the Company to repurchase the shares for $1 per share.

Brilacidin

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

In late 2012, prior to the dissolution of PolyMedix, an extensive PK-PD analysis of all brilacidin efficacy and safety data was conducted and discussed at a meeting with the FDA. It was determined that commonly observed adverse events, including hypertension and numbness/tingling, were related to total administered dose, and that adverse events could be significantly reduced by simply lowering the total dose. Given that brilacidin kills bacteria in a concentration-dependent manner, there is a unique opportunity to reduce adverse events and maintain high clinical efficacy by contracting the dosing regimen to 1-3 days, thereby gaining the additional benefits of higher patient compliance and reduced health care costs. The FDA therefore supported the use of brilacidin in an upcoming U.S.-based phase 2b clinical trial comparing three short-course regimens (two single-dose regimens and one 3-day regimen) to an active comparator, daptomycin. Similar to the previous trial, the study is to enroll approximately 200 patients (50 patients per arm). This trial received IRB-approval in early January 2014 and is scheduled to begin enrollment in 1Q 2014, and to conclude enrollment by the end of 2014.

Brilacidin for Eye and Ear Indications

Cellceutix is conducting preclinical experiments on brilacidin for ophthalmic infections, including keratitis and conjunctivitis, and for ear-related infections, such as otitis media.

Oral Mucositis

In animal models of oral mucositis, an oral rinse containing brilacidin was shown to reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo. Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies. Polymedix believed that the combination of these attributes contribute to the efficacy of brilacidin in these animal models. In December 2014, the Company filed an application with the U.S. Food and Drug Administration requesting Orphan Drug designation for brilacidin as a drug candidate for the prevention of radiation or chemotherapy-induced oral mucositis in head and neck cancer. As of the date of this filing the matter is pending with the FDA. The Company is now completing the preclinical development necessary for filing an Investigational New Drug (IND) application with the FDA.

Delparantag

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

In May 2012, Polymedix announced that they had stopped enrollment in two clinical trials for delparantag: a Phase 2 clinical trial for reversing the anticoagulant activity of UFH in patients undergoing PCI procedures, and a Phase 1B/2 clinical trial for reversing the anticoagulant activity of the LMWH enoxaparin in healthy volunteers. While delparantag showed activity in neutralizing both UFH and the LMWH enoxaparin in these clinical trials, Polymedix decided to stop enrollment in both trials due to observations of reductions in blood pressure in some patients. Presently we are looking into reformulating the compound, as a means by which blood pressure reactions could be reduced or eliminated.

See Part 1, Item 1 of our Annual Report on Form 10-K for the year ended June 30, 2013 for more information regarding this asset acquisition.

As of the date of this filing the Company has done no further work on this compound.

Candida

Extensive screening of the compounds acquired has identified five promising drug candidates for fungal infections, including PMX1502 and PMX1408 as stand-outs for anti-Candida fungal activity to be used for both oral and disseminated candidiasis. We are now engaged in further research on these compounds.

Other Candidates

Other product candidates acquired by us include, without limitation, compounds active against gram-negative bacteria, fungal infections, malaria, tuberculosis, biowarfare pathogens, and PolyCide® antimicrobial biomaterials.

We are currently evaluating all these programs. We are also in discussions with clinical research organizations to estimate the costs. We believe it is too soon in our acquisition process to develop a comprehensive plan or budget for the development costs of these newly acquired Polymedix Assets.

Our Other Compounds

Kevetrin

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin, Cellceutix's novel anti-cancer compound. The Phase 1 trials are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center. The clinical trial will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the mid stage of the Phase 1 trial. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1.

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

In January 2014, the Company submitted an application to the Institutional Review Board ("IRB") responsible for the planned clinical study of the Company's psoriasis drug Prurisol at a Florida phase 1 unit. The phase 1 trial is a short crossover study being conducted at the request of the U.S. Food and Drug Administration ("FDA") with the purpose of demonstrating that Prurisol, an ester of abacavir, converts into abacavir in humans, just as it did in animal models. Once IRB approval is received, Cellceutix will file an Investigational New Drug application with the FDA. The trial is expected to take approximately one and a half months to complete, at which time the Company will move forward with initiation of a larger Phase 2/3 trial under the guidance from the FDA that a 505(b)(2) designation is an appropriate developmental pathway for Prurisol.

Prurisol was manufactured and formulated for Cellceutix by Dr. Reddy's Laboratories.

Liquidity and Capital Resources

As of December 31, 2013 the Company had a cash balance of approximately $5.0 million.

Aspire Capital Agreement

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital.

The Purchase Agreement provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs. Concurrently with entering into the Purchase Agreement, the Company agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On November 4, 2013, the Company filed a Form S-3 registration statement and the registration statement was declared effective by the SEC on November 15, 2013.

Under the Purchase Agreement, on any trading day selected by Cellceutix which the closing sale price of our Class A Common Stock exceeds $0.25 per share, we may direct Aspire Capital to purchase up to 200,000 shares of our Class A Common Stock per trading day.

The Purchase Price of such shares is equal to the lesser of (a) the lowest sale price of our Class A Common Stock on the purchase date; or (b) the arithmetic average of the three lowest closing sale prices for our Class A Common Stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital for purchase of at least 100,000 Purchase Shares and the closing sale price of our stock is equal to or greater than $0.50 per share, we also have the right to direct Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the our Class A Common Stock traded on the OTC Bulletin Board on the next trading day, subject to the VWAP Purchase Share Volume Maximum and the VWAP Minimum Price Threshold, which is equal to the greater of (a) 90% of the closing price of our Class A Common Stock on the business day immediately preceding the VWAP Purchase Date or (b) such higher price as set forth by the Company in the VWAP Purchase Notice. The VWAP Purchase Price of such shares is the lower of (a) the Closing Sale Price on the VWAP Purchase Date; or 95% of the volume-weighted average price for our Class A Common Stock traded on the OTC Bulletin Board; and (b)on the VWAP Purchase Date, if the aggregate shares to be purchased on that date have not exceeded the VWAP Purchase Share Volume Maximum or during that portion of the VWAP Purchase Date until such time as the sooner to occur of (i) the time at which the aggregate shares traded on the OTC Bulletin Board exceed the VWAP Purchase Share Volume Maximum or (ii) the time at which the sale price of our Class A Common Stock falls below the VWAP Minimum Price Threshold.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the trading day(s) used to compute the purchase price. We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

Under the Purchase Agreement, we and Aspire Capital may not affect any sales of shares of our Class A Common Stock under the Purchase Agreement on any trading day that the closing sale price of our Class A Common Stock is less than $0.25 per share.

The Company is never under any obligation to sell shares to Aspire Capital Fund. Aspire Capital Fund has no rights to require the Company to sell shares.

During the quarter ended December 31, 2013, the Company sold no shares to Aspire. From January 1, 2014 to January 31, 2014, the Company has generated additional proceeds of approximately $532,000 under the Common Stock Purchase Agreement with Aspire on the sale 300,000 shares of its common stock.

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

Requirement for Additional Working Capital

Research and Development Costs. We intend to use the net proceeds from the above Aspire transaction to fund our product development programs and for general corporate purposes, and therefore anticipate having sufficient funds to meet our planned drug development for the next twelve (12) months. We plan to incur the following expenses over the next twelve (12) months:

1.	Research and Development- $1,200,000 in preclinical development costs including testing Kevetrin on additional tumors.

2.
Clinical trials - $11,850,000. We have budgeted $1,350,000 for our Phase 1 Kevetrin trials; $3,000,000 for the planned Prurisol phase 1 crossover study and phase 2/3 trials; $4,500,000 for the planned Brilicidin ABSSSI Phase 2b trials; and $3,000,000 for the planned Brilicidin Oral Mucositis Phase 2 trials. The ABSSSI budget has increased this quarter due to the decision to do the entire trial in the United States.

3.	Corporate overhead of $2,500,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4.	Capital costs of $100,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing approximately $15.7 million (as per current management’s budgets) of our $20.0 million Aspire Capital financing. This does not include any budgeted amounts for further development of the Polymedix assets.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

Subsequent Events

Equity Transactions

Extension of the Employment Agreement

On January 1, 2014, the Board of Directors of the Company resolved and approved the extension of the Employment Agreement by and between the Company and Leo Ehrlich, and by and between the Company and Krishna Menon, each for a one year period with a 10% increase in salary from the current annual salary of $423,500 to an annual salary of $465,850.

Exercise of Warrants

On January 3, 2014, the Board of Directors of the Company authorized the exercise of 200,000 Warrants into 200,000 shares of Common Stock by Huang Min Chung, followed by the resolution of the extension of the expiration date of an aggregate of 2,223,000 Series B, Series C, and Series D common share purchase warrants of the Company to December 31, 2015 made by the Board of Directors on December 1, 2013. It was resolved that the Board of Directors approved the issuance 200,000 fully paid Common shares par value $0.0001 per share, of the capital stock of Cellceutix Corporation to Huang Min Chung which shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC.

Issuance of Common Stock to Consultant

On January 23, 2014, the Company granted a total of 100,000 shares and options to two consultants. This issuance to each consultant is comprised of 25,000 shares of restricted common stock and 25,000 stock options exercisable at $1.79 a share. The shares will be vested on March 31, 2014 and the option life is three years.

Issuance of Common Stock to Aspire

From January 1, 2014 to January 31, 2014, the Company has generated additional proceeds of approximately $532,000 under the Common Stock Purchase Agreement with Aspire on the sale 300,000 shares of its common stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any market risk sensitive instruments outstanding during this period.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

Formatech is a former vendor of ours which had received 184,375 shares of Cellceutix Class A Common Stock (“Cellceutix Stock”) for services that were not completed. Formatech had gone bankrupt while still in possession of the Cellceutix Stock. In July 2012, the US Bankruptcy Court allowed the trustee of the Formatech estate to sell the Cellceutix Stock. We have been advised that the stock had been sold in 2013 and the funds released to the secured creditors of Formatech. Cellceutix presently is in the unsecured creditors class and does not expect to receive any proceeds.

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

Risks Specific to Us

We need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could prevent us from fully implementing our business, operating and development plans.

We currently have an approximate $5.0 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $13,600,000 in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets.

On October 25, 2013 we entered into a Purchase Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20 million of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. The extent to which we utilize the Purchase Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our Class A Common Stock, the volume of trading in our Class A Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the Purchase Agreement is limited. See the Section entitled “Selling Stockholders - The Aspire Transaction” of this prospectus for additional information. Additionally, we and Aspire Capital may not affect any sales of shares of our Class A Common Stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing price of our stock falls below $0.25 per share. Even if we are able to access the full $20,000,000 under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

Previously on December 6, 2012, we entered into a Common Stock Purchase Agreement with Aspire Capital pursuant to which Aspire Capital committed to purchase up to an aggregate of $10 million of our shares of Class A Common Stock over three years. On October 23, 2013, Aspire Capital completed its purchase of the full $10 million available under that agreement. However, there is no guarantee that we will be able to access the full $20 million available under the new Purchase Agreement in the same manner given the limitations and conditions described above.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

We may be unable to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, regulatory filings for Prurisol and Brilacidin, and our Phase 1 trial for our anti-cancer drug Kevetrin. This will delay:

●	research and development programs;

●	preclinical studies and clinical trials; material characterization studies, regulatory processes;

●	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may require will depend on many factors, including the:

●	progress, timing and scope of our research and development programs;

●	progress, timing and scope of our preclinical studies and clinical trials;

●	time and cost necessary to obtain regulatory approvals;

●	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

●	time and cost necessary to respond to technological and market developments;

●	changes made or new developments in our existing collaborative, licensing and

●	other commercial relationships; and

●	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent and other contractual commitments, may increase in the future, as we may:

●	enter into leases for new facilities and capital equipment;

●	enter into additional licenses and collaborative agreements; and

●	incur additional expenses associated with being a public company.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on September 30, 2013, we identified a material weakness in our internal control over financial reporting. In connection with our fiscal 2013 audit, we concluded that we did not have sufficient personnel in place for an adequate amount of time or effective operating internal control procedures to ensure timely and accurate reviews necessary to provide reasonable assurance that financial statements and related disclosures could be prepared in accordance with generally accepted accounting principles. Although we have added personnel to help with internal controls and procedures, we concluded that we had not yet fully remediated the weakness previously identified. For a discussion of the material weakness and our remediation efforts during 2013 as well as ongoing remediation efforts, see Item 9A, Controls and Procedures, of the Annual Report on Form 10-K. We cannot assure you that our efforts to fully remediate these internal control weaknesses will be successful or that similar material weaknesses will not recur.

The report of our independent registered public accounting firm includes a going concern opinion, and we may not be profitable in the future, if ever.

As of December 31, 2013, we had approximately $5.0 million of cash available to support operations or our business plan. Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph in its audit report which is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

The sale of our Class A Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of Class A Common Stock acquired by Aspire Capital could cause the price of our Class A Common Stock to decline, which could have a materially adverse effect on our business.

We have registered for sale the Commitment Shares that we have issued to Aspire Capital, and an additional 13,789,477 shares of Class A Common stock that we may sell to Aspire Capital under the Purchase Agreement. It is anticipated that shares registered in this offering will be sold over a period of up to approximately 36 months from October 25, 2013, the date of the signing of the Purchase Agreement. The number of shares ultimately offered for sale by Aspire Capital under this prospectus is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Class A Common Stock under the Purchase Agreement may cause the trading price of our Class A Common Stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $20.0 million of Class A Common Stock that, together with the Commitment Shares, is the subject of this prospectus. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement under the registration statement, of which this prospectus is a part, may result in dilution to the interests of other holders of our Class A Common Stock. The sale of a substantial number of shares of our Class A Common Stock by Aspire Capital in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

The value of our Class A Common Stock is partially related to the value of the Polymedix Assets and if the value of such assets declines, the value of your investment may also decline.

The value of our Class A Common Stock may relate directly and/or indirectly to the value of the Polymedix Assets that we acquired on September 4, 2013 through the U.S. Bankruptcy Court. We cannot be certain of the value of these assets acquired. This acquisition may have a material adverse effect on the value of any investment in our Class A Common Stock. If the value of such assets declines, you could lose all or a substantial portion of your investment in our Class A Common Stock.

All of our Polymedix drug product candidates are licensed from or based upon licenses from the University of Pennsylvania. Upon our purchase of the Polymedix Assets we assumed all contractual rights and obligations of the licenses. If any of these license agreements are terminated, our ability to advance our Polymedix product candidates or develop new product candidates will be materially adversely affected which could have a materially adverse effect on our business.

We now depend, and will continue to depend, on our Polymedix licenses and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our Polymedix product candidates. If any of our licenses or relationships are terminated or breached, we may:

●	lose our rights to develop and market our Polymedix product candidates;

●	lose patent and/or trade secret protection for our Polymedix product candidates;

●	experience significant delays in the development or commercialization of our Polymedix product candidates;

●	not be able to obtain any other licenses on acceptable terms, if at all; and/or

●	incur liability for damages.

If we experience any of the foregoing, it could have a materially adverse effect on our business and could force us to cease operations which could cause you to lose all of your investment.

We are a development stage company and have no products approved for commercial sale, have never generated any revenues, and may never achieve revenues or profitability.

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

●	successful demonstration in clinical trials that our drug candidates, Kevetrin, Prurisol, and Brilacidin are safe and effective;

●	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

●	the successful commercialization of our product candidates; and

●	market acceptance of our products.

If we do not successfully develop and commercialize at least one of our compounds, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment, and we may never generate any revenue which could cause us to cease operations.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

●	the absence of an operating history;

●	the lack of commercialized products;

●	insufficient capital;

●	expected substantial and continual losses for the foreseeable future;

●	limited experience in dealing with regulatory issues;

●	the lack of manufacturing experience and limited marketing experience;

●	possible reliance on third parties for the development and commercialization of our proposed products;

●	a competitive environment characterized by numerous, well-established and well capitalized competitors; and

●	reliance on key personnel.

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

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations.

We have limited experience in drug development and may not be able to successfully develop any drugs.

We have limited experience in drug development and may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

●	develop products internally or obtain rights to them from others on favorable terms;

●	complete laboratory testing and human studies;

●	obtain and maintain necessary intellectual property rights to our products;

●	successfully complete regulatory review to obtain requisite governmental agency approvals

●	enter into arrangements with third parties to manufacture our products on our behalf; and

●	enter into arrangements with third parties to provide sales and marketing functions.

If we are unable to achieve revenues and profitability, then we will be forced to cease operations which could cause you to lose all of your investment.

Development of pharmaceutical products is a time-consuming process, subject to a number of factors, many of which are outside of our control. Consequently, we can provide no assurance of the successful and timely development of new drugs, and the failure to do so could cause us to cease operations.

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

We may fail to successfully develop and commercialize our drug candidates because they:

●	are found to be unsafe or ineffective in clinical trials;

●	do not receive necessary approval from the FDA or foreign regulatory agencies;

●	fail to conform to a changing standard of care for the diseases they seek to treat; or

●	are less effective or more expensive than current or alternative treatment methods.

Drug development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we will reach our anticipated clinical targets. Even if we complete our clinical trials, we do not know what the long-term effects of exposure to our drug candidates will be. Furthermore, our drug candidates may be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our drug candidates are safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations, which could cause you to lose all of your investment.

We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our drug candidates which could have a materially adverse effect on our business.

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

We also are subject to the following risks and obligations, related to the approval of our products:

●	The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

●
If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. In addition, many foreign countries control pricing and coverage under their respective national social security systems.

●	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.

●	The FDA or foreign regulators may change their approval policies or adopt new regulations.

●
Even if regulatory approval for any of our product is obtained, the corresponding marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license.

●
If regulatory approval of the product candidate is granted, the marketing of that product would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved uses.

●
In some foreign countries, we may be subject to official release requirements that require each batch of the product we produce to be officially released by regulatory authorities prior to its distribution by us.

●	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with cGMP regulations.

If we do not have the requisite resources to comply with all applicable regulations, then we could be forced to cease operations which could cause you to lose all of your investment.

Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third party manufacturers fail to comply with manufacturing regulations.

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our cGMP manufacturing facility and process or the cGMP manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. The cGMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the cGMP regulations or other applicable manufacturing regulations, and any failure to comply could have a materially adverse effect on our business.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable, and if we fail to obtain such approval or if clinical studies are not favorable, we could be forced to cease operations.

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug. The work-plan we have developed for the next twelve (12) months should enable us to advance Kevetrin’s Phase 1 trial and commence clinical trials for Prurisol’s (anti-psoriasis), and Phase 2 clinical trials for Brilacidin (ABSSSI), and Brilacidin (oral mucositis).

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

Even if our product candidate Prurisol receives regulatory approval, commercialization may be adversely affected by regulatory actions requiring a boxed warning, which could have a materially adverse effect on our business.

Even if we receive regulatory approval for our psoriasis product candidate Prurisol, we expect an approval to include a boxed warning regarding possible severe health risks and side effects. Products with boxed warnings are subject to more restrictive regulations than products without such warnings. Boxed restrictions would make it more difficult to market Prurisol, and the added regulation could require us to expend resources that we may not have which could delay or prevent commercialization of that product which could have a materially adverse effect on our business.

Even if we obtain regulatory approvals, our marketed drug candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to market these drugs and our business would be seriously harmed.

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse experiences and clinical results that are reported after our drug candidates are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we contract with to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drugs ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our drug promotion and advertising is also subject to regulatory requirements and continuing FDA review. If we are required to withdraw all or more of our drugs from the market as a result of actions or inactions on the part of the Company or a third party, we may be unable to continue revenue generating operations which could cause you to lose all of your investment.

We have no experience in conducting or supervising clinical trials and must outsource all clinical trials, which expose us to risks which could have a materially adverse effect on our business.

We have no experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA. The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale, which could have a materially adverse effect on our business.

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trials in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to engage in revenue-generating operations which could have a materially adverse effect on our business.

We are subject to risks inherent in conducting clinical trials. The risk of non compliance with FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or ever commercializing our drug candidates, which could cause us to cease operations.

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

Our clinical trial operations will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our drug candidates or we may be criminally prosecuted. If we are unable to complete clinical trials and have our products approved due to our failure to comply with regulatory requirements, we will be unable to commence revenue generating operations which could force us to cease operations.

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

The Company has $5,000,000 in liability insurance for the Kevetrin clinical trials. The Company cannot assure that such insurance will provide adequate coverage against the Company's potential liabilities. Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on our business, financial condition and results of operations.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Disclosure of our trade secrets or proprietary information could compromise any competitive advantage that we have, which could have a materially adverse effect on our business.

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

We may be unable to obtain or protect intellectual property rights relating to our products, and we may be liable for infringing upon the intellectual property rights of others, which could have a materially adverse effect on our business.

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

Our potential collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return, which could have a materially adverse effect on our business.

We may have to rely substantially upon strategic collaborations for marketing and the commercialization of our drug candidates, and we may rely even more on strategic collaborations for R&D of our other drug candidates. Our business will depend on our ability to sell drugs to both government agencies and to the general pharmaceutical market. We may have to sell our drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaboration with third parties capable of providing these services. In addition, we have not yet marketed or sold any of our drug candidates or entered into successful collaborations for these services in order to ultimately commercialize our drug candidates.

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

Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;

●	coordination of our marketing and R&D programs with the marketing and R&D priorities of our collaborators; and

●	effective allocation of our resources to multiple projects.

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

We may not be able to attract and retain highly skilled personnel or consultants, which could have a materially adverse effect on our business.

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

We currently depend upon the efforts and abilities of our management team. On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary for $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. In addition, the Company’s Board awarded stock options exercisable at $0.11 per share pursuant to the Company’s 2010 Equity Incentive Plan to each executive officer as follows: Option Group A, a total of 18 million options with 6 million options vesting on December 29, 2010, 6 million options vesting on June 30, 2011 and 6 million options vesting on January 3, 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations as we believe such persons are critical to the success of the Company. We also have not obtained, do not own, nor are we the beneficiary of key-person life insurance. On January 1, 2014, the Board of Directors of the Company resolved and approved the extension of the Employment Agreement by and between the Company and Leo Ehrlich, and by and between the Company and Krishna Menon for a one year period with a 10% increase in salary from the current annual salary of $423,500 respectively to an annual salary of $465,850 respectively.

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor any of our stockholders will have any rights in these ventures or their income or profits. In particular:

●
Our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us or are engaged in competing drug development; and

●	Previously, Kard Scientific, a company controlled by Dr. Krishna Menon, President and Director, provided preclinical and manufacturing services to the Company and leased space to the Company.

In either of these cases:

●	Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture; and

●	Our executive officers or directors may have conflicting fiduciary duties to us and the other entity.

While the Company is not aware of any conflict that has arisen to date, the Company does not have any policy in place to deal with such should such a conflict arise, which

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with enterprises equipped with more substantial resources than us, which could cause us to cease operations.

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

The successful development of biopharmaceuticals is highly uncertain. A variety of factors including, pre-clinical study results or regulatory approvals, could cause us to abandon development of our drug candidates, which could also cause us to cease operations and you may lose your entire investment.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control.

Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

●
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

●	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and

●	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Success in pre-clinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product to the next, and may be difficult to predict or control.

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

Because our common stock is quoted on the OTC Bulletin Board your ability to sell your shares in the secondary trading market may be limited.

Our Class A Common Stock is currently quoted on the OTC Bulletin Board. Consequently, the liquidity of our Class A Common Stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our Class A Common Stock may be lower than might otherwise prevail if our Class A Common Stock was quoted and traded on NASDAQ or a national securities exchange.

Because our Class A Common Stock is considered "penny stock" you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our Class A Common Stock currently is quoted on the OTC Bulletin Board at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our Class A Common Stock is not listed on NASDAQ or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our Class A Common Stock is subject to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

●	obtaining financial and investment information from the investor;

●	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

●	providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our Class A Common Stock and our stockholders, therefore, may have difficulty in selling their shares in the secondary trading market.

Our stock price may be volatile and your investment in our Class A Common Stock could suffer a decline in value.

As of December 31, 2013, the closing price of our Class A Common Stock, as quoted on the OTC Bulletin Board, was $2.09. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

●	progress of our products through the regulatory process;

●	results of preclinical studies and clinical trials;

●	announcements of technological innovations or new products by us or our competitors;

●	government regulatory action affecting our products or our competitors' products in both the United States and foreign countries;

●	developments or disputes concerning patent or proprietary rights;

●	general market conditions for emerging growth and pharmaceutical companies;

●	economic conditions in the United States or abroad;

●	actual or anticipated fluctuations in our operating results;

●	broad market fluctuations; and

●	changes in financial estimates by securities analysts.

Our directors and executive officers own or control a sufficient number of shares of our Class A Common Stock to control our Company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

At December 31, 2013, our directors and executive officers own or control approximately 40% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten (10) votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one (1) vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of December 31, 2013 we had 105,877,129 shares of Class A Common Stock issued and outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 77.3%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our Class A Common Stock must come from increases in the fair market value and trading price of the Class A Common Stock.

We have not paid any cash dividends on our Class A Common Stock and do not intend to pay cash dividends on our Class A Common Stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our Class A Common Stock must come from increases in the fair market value and trading price of the Class A Common Stock.

We may issue additional equity shares to fund the Company's operational requirements which would dilute your share ownership.

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans.

Large amounts of our Class A Common Stock will be eligible for resale under Rule 144.

As of December 31, 2013, 48,845,200 of the 105,877,129 issued and outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

6,409,602 shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Class A Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one-year holding period. Any substantial sale of the Company's Class A Common Stock pursuant to Rule 144 may have an adverse effect on the market price of the Class A Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On December 10, 2013, we issued 60,000 shares of common stock to six employees.

On December 31, 2013, we issued 85,000 shares of restricted common stock to three consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

Exhibit

31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K. During the fiscal quarter ended December 31, 2013, the Company filed the following Current Reports on Form 8-K:

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

CELLCEUTIX CORPORATION

Dated: February 10, 2014	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors (Principal Executive, Accounting and Financial Officer)

	By:	/s/ Krishna Menon
Krishna Menon
President and Director