Form 10-Q
period 2014-03-31
Cellceutix CORP
filed 2014-05-12
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Cellceutix Corporation
(Exact name of registrant as specified in its charter)

Commission File Number: 000-52321

Nevada	30-0565645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.001 par value	108,027,129

CELLCEUTIX CORPORATION
 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2014

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013 (audited)	4
	Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended March 31, 2014 and 2013 and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2014	5
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2014	6
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended March 31, 2014 and 2013 and for the cumulative period from June 20, 2007 (Date of Inception) to March 31, 2014	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(Unaudited)	(audited)
ASSETS
Current Assets:
Cash	$5,147,881	$2,955,317
Prepaid expenses and security deposits	213,040	4,796
Total Current Assets	5,360,921	2,960,113

Other Assets:
Patent costs - net	4,557,310	10,400
Property, plant and equipment -net	40,950	-
Deferred offering costs	342,774	-
Total Other Assets	4,941,034	10,400

Total Assets	$10,301,955	$2,970,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable - (including related party payables of $1,707,576 and $1,703,916, respectively)	$1,818,323	$1,849,077
Accrued expenses - (including related party accruals of $256,790 and $353,797, respectively)	915,488	553,797
Accrued salaries and payroll taxes -(including related party accrued salaries of $3,222,000 and $3,427,294, respectively)	3,234,942	3,431,018
Accrued settlement costs	-	284,519
Note payable - related party	2,022,264	2,022,264
Redeemable Common Stock	1,400,000	-
Total Current Liabilities	9,391,017	8,140,675

Commitments and contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 107,112,129 issued and outstanding as of March 31, 2014 and 100,456,068 issued and 99,073,984 outstanding as of June 30, 2013	10,711	10,046
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 & June 30, 2013, respectively	-	-
Additional paid-in capital	25,580,323	14,868,223
Deficit accumulated during the development stage	(24,680,096)	(19,773,202)
Treasury stock - 0 and 1,382,084 shares at cost - as of March 31, 2014 and June 30, 2013, respectively	-	(275,229)
Total Stockholders' Equity (Deficiency)	910,938	(5,170,162)

Total Liabilities and Stockholders' Equity (Deficiency)	$10,301,955	$2,970,513

The accompanying notes are an integral part of these condensed unaudited financial statements

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					For the
					cumulative
					period from
					June 20, 2007
					(Date of
					Inception)
	For the Three Months Ended		For the Nine Months Ended		through
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development, gross	1,831,373	543,115	3,417,149	1,009,584	10,024,042
Grants	-	-	-	-	(733,438)
Research and development, net of grants	1,831,373	543,115	3,417,149	1,009,584	9,290,604
General and administrative expenses	126,663	33,388	561,838	85,675	1,466,470
Officers' payroll and payroll tax expense	138,212	125,372	375,582	353,321	8,428,144
Professional fees	79,573	98,566	286,105	420,454	3,479,985
Patent expense	107,000	310	107,000	29,369	304,724

Total operating expenses	2,282,821	800,751	4,747,674	1,898,403	22,969,927

Loss from operations	(2,282,821)	(800,751)	(4,747,674)	(1,898,403)	(22,969,927)

Other income (expenses)
Interest income	-	-	432	-	432
Interest expense	(50,557)	(65,799)	(159,652)	(185,959)	(984,142)
Loss on financial instruments	-	-	-	-	(439,892)
Total other expenses	(50,557)	(65,799)	(159,220)	(185,959)	(1,423,602)

Net loss before provision for income taxes	(2,333,378)	(866,550)	(4,906,894)	(2,084,362)	(24,393,529)
Provision for income taxes	-	-	-	-	-

Net loss	$(2,333,378)	$(866,550)	$(4,906,894)	$(2,084,362)	$(24,393,529)

Deemed dividends	-	-	(1,979,706)	(211,802)	(2,257,194)
Net loss attributable to common stockholders	$(2,333,378)	$(866,550)	$(6,886,600)	$(2,296,164)	$(26,650,723)

Basic and diluted loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.07)	$(0.02)

Weighted average number of common shares	106,542,850	96,091,495	103,935,184	94,016,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the cumulative
Period June 20, 2007 (Date of Inception)
through March 31, 2014

	Preferred Stock		Common Stock		Additional	Deficit Accumulated During the
		Par Value		Par Value	Paid-in	Development	Treasury Stock
	Shares	$0.001	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued June 20, 2007
(Inception)	-	$-	1,000,000	$100	$-	$-	-	$-	$100

Net loss	-	-	-	-	-	(530)	-	-	(530)
Balance at June 30, 2007 - audited	-	-	1,000,000	100	-	(530)	-	-	(430)

Share exchange with
Cellceutix Pharma, Inc.
December 6, 2007	-	-	(1,000,000)	(100)	-	100	-	-	-

Share exchange in reverse
merger with Cellceutix
Pharma, Inc.
December 6,2007	-	-	82,000,000	8,200	-	(8,200)	-	-	-

Shares exchanged in a reverse
acquisition of Cellceutix
Pharma, December 6, 2007	-	-	9,791,000	979	-	(979)	-	-	-

Issuance of stock options	-	-	-	-	43,533	-	-	-	43,533

Forgiveness of debt from a
stockholder	-	-	-	-	50	-	-	-	50

Capital contribution from a
stockholder	-	-	-	-	50	-	-	-	50

Shares issued for services,
April 28, 2008 at $1.05	-	-	100,000	10	104,990	-	-	-	105,000

Net loss	-	-	-	-	-	(510,193)	-	-	(510,193)
Balance at June 30, 2008 - audited	-	-	91,891,000	9,189	148,623	(519,802)	-	-	(361,990)

Cancellation of shares issued
for services, December 31, 2008	-	-	(100,000)	(10)	(104,990)	-	-	-	(105,000)

Issuance of stock options	-	-	-	-	142,162	-	-	-	142,162

Shares issued for services,
June 11, 2009 at $0.38	-	-	20,000	2	7,598	-	-	-	7,600

Shares issued for services,
June 30, 2009 at $0.38	-	-	25,000	3	9,497	-	-	-	9,500

Net loss	-	-	-	-	-	(1,485,331)	-	-	(1,485,331)
Balance at June 30, 2009 - audited	-	-	91,836,000	9,184	202,890	(2,005,133)	-	-	(1,793,059)

	Preferred Stock		Common Stock		Additional	Deficit Accumulated During the
		Par Value		Par Value	Paid-in	Development	Treasury Stock
	Shares	$0.001	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued for services,
July 6, 2009 at $0.43	-	-	25,000	2	10,748	-	-	-	10,750

Shares issued for services,
February 5, 2010 at $0.30	-	-	3,500	-	1,050	-	-	-	1,050

Issuance of stock options	-	-	-	-	383,291	-	-	-	383,291

Shares issued for services
June 1, 2010 at $0.45	-	-	75,000	8	33,742	-	-	-	33,750

Net loss	-	-	-	-	-	(3,433,400)	-	-	(3,433,400)
Balance at June 30, 2010 - audited	-	-	91,939,500	9,194	631,721	(5,438,533)	-	-	(4,797,618)

Shares issued for services,
July 6, 2010 at $0.55	-	-	50,000	5	27,495	-	-	-	27,500

Cancellation of shares issued	-	-	(75,000)	(8)	(33,742)	-	-	-	(33,750)

Issuance of stock options	-	-	-	-	3,060,691	-	-	-	3,060,691

Modification of stock options	-	-	-	-	237,098	-	-	-	237,098

Forgiveness of liability in
connection with settlement
with stockholder	-	-	-	-	932,966	-	-	-	932,966

Repurchase of common stock
in connection with settlement	-	-	-	-	-	-	4,602,313	(859,388)	(859,388)

Shares issued for services,
March 1, 2011 at $0.32	-	-	184,375	18	58,982	-	-	-	59,000

Shares issued for services,
February 8, 2011 at $0.20	-	-	70,000	7	13,993	-	-	-	14,000

Cancellation of treasury stock	-	-	(460,229)	(45)	(99,955)	-	(460,229)	100,000	-

Shares issued for services,
May 26, 2011 at $0.81	-	-	12,000	1	9,719	-	-	-	9,720

Net loss	-	-	-	-	-	(5,938,297)	-	-	(5,938,297)
Balance at June 30, 2011 - audited	-	-	91,720,646	9,172	4,838,968	(11,376,830)	4,142,084	(759,388)	(7,288,078)

Issuance of stock options	-	-	-	-	2,114,386	-	-	-	2,114,386

Convertible debentures converted to common stock	-	-	707,277	71	353,564	-	-	-	353,635

Shares issued for services, August 29, 2011 at $0.38	-	-	100,000	10	37,990	-	-	-	38,000

Shares issued for services, November 8, 2011 at $0.41	-	-	125,000	13	51,236	-	-	-	51,249

Shares issued for services, January 11, 2012 at $0.45	-	-	200,000	20	89,980	-	-	-	90,000

Shares issued for charitable contributions, March 7
2012 at $0.52	-	-	265,228	26	137,894	-	-	-	137,920

Shares issued for services, April 26, 2012 at $0.46	-	-	300,000	30	137,970	-	-	-	138,000

Shares issued for services, May 3, 2012 at $0.49	-	-	100,000	10	48,990	-	-	-	49,000

Shares issued for services, May 29, 2012 at $0.53	-	-	25,000	2	13,248	-	-	-	13,250

Shares issued for services, June 29, 2012 at $0.62	-	-	50,000	5	31,145	-	-	-	31,150

Issuance of capital stock	-	-	2,500,000	250	582,143	-	-	-	582,393

Reclassification of warrants into equity	-	-	-	-	857,500	-	-	-	857,500

Preferred Stock		Common Stock		Additional	Deficit Accumulated During the
	Par Value		Par Value	Paid-in	Development	Treasury Stock
Shares	$0.001	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(231,517)	-	(1,380,000)	231,655	-

Issuance of preferred stock	10,000	10	-	-	99,990	-	-	-	100,000

Deemed dividend's	-	-	-	-	65,686	(65,686)	-	-	-

Conversion of preferred stock to common stock	(10,000)	(10)	255,754	26	(16)	-	-	-	-

Net loss	-	-	-	-	-	(4,894,402)	-	-	(4,894,402)
Balance at June 30, 2012 - audited	-	$-	94,968,905	$9,497	$9,229,157	$(16,336,918)	2,762,084	$(527,733)	$(7,625,997)

Issuance of stock options	-	-	-	-	217,047	-	-	-	217,047

Shares issued for services, July 25, 2012 at $0.59	-	-	25,000	3	14,747	-	-	-	14,750

Shares issued for services, August 26, 2012 at $0.60	-	-	50,000	5	29,995	-	-	-	30,000

Shares issued for services, October 24, 2012 at $0.87	-	-	50,000	5	43,495	-	-	-	43,500

Shares issued as commitment fee, December 6, 2012 at $0.89	-	-	336,625	34	299,967	-	-	-	300,001

Offering cost	-	-	-	-	(168,528)	-	-	-	(168,528)

Shares sold, December 6, 2012 at $0.89, net of offering costs of $3,000	-	-	112,208	11	96,989	-	-	-	97,000

Shares sold in March 2013 at $1.45-$1.54, net of offering costs of $45,490	-	-	1,000,000	100	1,470,730	-	-	-	1,470,830

Shares sold in May and June 2013 at $1.58-$1.97, net of offering costs of $82,983	-	-	1,600,000	160	2,682,957	-	-	-	2,683,117

Shares issued for charity donation, May 31, 2013 at $2.2	-	-	100,000	10	219,990	-	-	-	220,000

Exercise of stock options	-	-	2,255,000	225	278,225	-	-	-	278,450

Exercise of warrants	-	-	741,000	74	185,176	-	-	-	185,250

Issuance of preferred stock	30,000	30	-	-	299,970	-	-	-	300,000

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(252,366)	-	(1,380,000)	252,504	-

Deemed dividends	-	-	-	-	211,802	(211,802)	-	-	-

Conversion of preferred stock to common stock	(30,000)	(30)	592,330	59	(29)	-	-	-	-

Shares issued for services, June 30, 2013 at $1.78	-	-	5,000	1	8,899	-	-	-	8,900

Net loss	-	-	-	-	-	(3,224,482)	-	-	(3,224,482)
Balance at June 30, 2013 - audited	-	$-	100,456,068	$10,046	$14,868,223	$(19,773,202)	1,382,084	$(275,229)	$(5,170,162)

Issuance of stock options	-	-	-	-	53,952	-	-	-	53,952

Exercise of warrants - July 1, 2013 - March 31, 2014	-	-	2,073,084	207	1,624,793				1,625,000

Cancellation of treasury stock	-	-	(1,382,083)	(138)	(275,091)	-	(1,382,084)	275,229	-

Shares sold during July, 2013 to September, 2013 at $1.66-$1.94	-	-	2,100,000	210	3,730,130	-	-	-	3,730,340

Shares issued for assets of Polymedix at $1.93	-	-	1,400,000	140	1,301,860	-	-	-	1,302,000

Shares sold during October, 2013 to December, 2013 at $1.66-$1.78	-	-	1,104,537	110	1,887,130	-	-	-	1,887,240

Shares issued to employees for year ended bonus at $1.85 for 5,000 shares and $1.6 for 60,000 shares			65,000	7	105,243	-	-	-	105,250

Preferred Stock		Common Stock		Additional	Deficit Accumulated During the
	Par Value		Par Value	Paid-in	Development	Treasury Stock
Shares	$0.001	Shares	$0.0001	Capital	Stage	Shares	Amount	Total

Shares issued to consultants at $2.09			50,000	5	104,495	-	-	-	104,500

Shares issued for offering cost at $1.77			210,523	21	372,605	-	-	-	372,626

Shares sold during January, 2014 to March, 2014 at $1.64-$1.82	-	-	900,000	90	1,602,710	-	-	-	1,602,800

Shares issued to consultants at $1.64-$1.79			110,000	11	200,139	-	-	-	200,150

Offering cost	-	-	-	-	(29,852)	-	-	-	(29,852)

Exercise of options	-	-	25,000	2	4,998	-	-	-	5,000

Issuance of stock options					28,988				28,988

Net loss - nine months ended March 31, 2014	-	-	-	-	-	(4,906,894)	-	-	(4,906,894)
Balance at March 31, 2014 - unaudited	-	$-	107,112,129	$10,711	$25,580,323	$(24,680,096)	-	$-	$910,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			cumulative
			period from
			June 20, 2007
			(Date of
			Inception)
	For the Nine Months Ended		through
	March 31,		March 31
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,906,894)	$(2,084,362)	$(24,393,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	72,400	-	72,400
Common stock and stock options issued as payment for services compensation, services rendered, and			-
charitable contributions and financing costs	492,839	258,463	7,701,404
Cancellation of stock issued for services	-	-	(28,750)
Amortization of accrued settlement costs	-	33,042	125,131
Amortization of patent costs	195,788	554	196,404
Depreciation of equipment	2,067	-	2,067

Loss on financial instruments	-	-	439,892
Changes in operating assets and liabilities:
Prepaid expenses	(208,244)	(7,131)	(204,555)
Accounts payable	(30,754)	16,205	1,818,372
Accrued expenses	361,691	116,635	1,147,649
Accrued officers' salaries and payroll taxes	(196,076)	642,401	4,167,907

Net cash used in operating activities	(4,217,183)	(1,024,193)	(8,955,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	23,600	-	23,600
Additions to property, plant and equipment	(43,017)	-	(43,017)
Patent costs	(2,136,697)	(4,238)	(2,147,713)

Net cash used in investing activities	(2,156,114)	(4,238)	(2,167,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from stockholder	-	-	50
Sale of common stock	7,220,380	1,616,320	11,602,900
Sale of preferred stock	-	300,000	400,000
Payment of settlement liabilities	(284,519)	(300,000)	(984,519)
Loan from officer	-	-	1,925,587
Proceeds from convertible debentures	-	-	(167,099)
Redemption of convertible debentures	-	-	400,000
Proceeds from subscription	-	-	1,000,000
Exercise of stock options and warrants	1,630,000	462,450	2,093,700

Net cash provided by financing activities	8,565,861	2,078,770	16,270,619

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,192,564	1,050,339	5,147,881

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,955,317	27,703	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,147,881	$1,078,042	$5,147,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$252,159	$25,909	$558,188

	For the Nine Months Ended March 31,		For the cumulative period from June 20, 2007 (Date of Inception) through March 31,
	2014	2013	2014

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
FINANCING ACTIVITIES
Common stock issued for acquisition	$-	$-	$9,079
Forgiveness of debt	$-	$-	$50
Reclassification of accrued interest to note payable
and convertible debentures	$-	$-	$197,964
Cancellation of common stock for services	$-	$-	$(138,750)
Settlement of accrued payroll and payroll taxes	$-	$-	$932,966
Cancellation of common stock as a result of settlement	$-	$-	$859,388
Debt converted to common stock	$-	$-	$353,635
Cancellation of treasury stock	$(275,229)	$(252,504)	$(759,388)
Reclassification of warrants to equity	$-	$-	$857,500
Deemed dividend from beneficial conversion feature on preferred stock	$-	$53,032	$70,678
Deemed dividend - warrants	$1,979,706	$158,770	$2,186,516
Conversion of preferred stock into common stock	$-	$(30)	$(46)
Shares issued as deferred offering costs	$372,605	$300,001	$672,606
Shares issued for acquisition of patent and equipment	$2,702,000	$-	$2,702,000
Redeemable common stock	$1,400,000	$-	$1,400,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CELLCEUTIX CORPORATION
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period since June 20, 2007 (date of inception) through March 31, 2014, the Company has had a cumulative net loss attributable to common stockholders of approximately $26.6 million and a working capital deficit of approximately $4.0 million at March 31, 2014. As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital.

The Purchase Agreement provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of its Class A Common Stock as a commitment fee. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs. Concurrently with entering into the Purchase Agreement, the Company agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On November 4, 2013, the Company filed a Form S-3 registration statement and the registration statement was declared effective by the SEC on November 15, 2013.

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

3. Significant Accounting Policies and Recent Accounting Pronouncements

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at March 31, 2014 and June 30, 2013.

Property, plant and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Depreciation is recognized using the straight-line method over the following approximate useful lives:

Machinery and equipment 5 Years

Intangible Assets – Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. Costs incurred to file patent applications and acquire intangibles are expensed when the patents have failed to develop products which have gained market acceptance. For the three months ended March 31, 2014 and 2013, the Company has charged to operations $107,000 and $0, respectively, for these patent application costs. For the nine months ended March 31, 2014 and 2013 and from inception to March 31, 2014, the Company has charged to operations approximately $107,000, $29,000, and $305,000, respectively, for these patent application costs.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the three and nine months ended March 31, 2014 and 2013, no impairment expense was recorded.

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

Expenditures for research, development, and engineering of products are expensed as incurred. In November 2010, the Company was awarded three separate U.S. government grants under the Qualifying Therapeutic Discovery Project (QTDP) program. For the period from inception to March 31, 2014, the Company has reflected approximately $733,000 of grants as a one time reduction of research and development expenses. For the three months ended March 31, 2014 and 2013, the Company incurred approximately $1,831,000 and $543,000 of research and development costs, net of grants respectively. For the nine months ended March 31, 2014 and 2013, and the period from inception to March 31, 2014, the Company incurred approximately $3,417,000, $1,010,000, and $9,291,000 of research and development costs, net of grants, respectively.

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

The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2011 and forward years are still open for a tax examination.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of approximately 47.1 million and 50 million were excluded from the computation of diluted earnings per share as of March 31, 2014 and 2013, respectively, and have been excluded from the per share computations for the three and nine months ended March 31, 2014 and 2013, because their effect is anti-dilutive.

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

The components of stock based compensation recognized in the Company’s Statement of Operations for the three and nine months ended March 31, 2014 and 2013 and since inception are as follows(rounded to nearest thousand):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013	For the cumulative period from June 20, 2007 (Date of Inception) through March 31, 2014

Employee’s stock compensation	$-	$-	$105,000	$-	$105,000
Officers’ stock compensation	-	-	-	-	4,925,000
Consulting	237,000	44,000	388,000	258,000	2,266,000
Patent expense	-	-	-	-	19,000
Charitable contribution	-	-	-	-	358,000
Total	$237,000	$44,000	$493,000	$258,000	$7,673,000

Total stock-based compensation and stock issued for financing costs and charitable contributions totaled approximately $7.7 million from inception to March 31, 2014.

Recent Accounting Pronouncements

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets – patents rights – Brilacidin, Delparantag and other related compounds	$4,706,000
Tangible assets - Laboratory equipment and computer systems	$96,000

These tangible assets of $96,000 acquired were expensed to research and development costs in September 2013.

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	March 31, 2014	June 30, 2013

Purchased Patent Rights– Brilacidin, and related compounds (note 4)	14	$4,082,000	$-
Purchased Patent Rights–Delparantag and related compounds (note 4)	12	480,000	-
Purchased Patent Rights–Anti-microbial- surfactants and related compounds (note 4)	12	144,000	-
Patents – Kevetrin and related compounds	17	48,000	11,000

		$4,754,000	$11,000
Accumulated amortization		197,000	1,000
		$4,557,000	$10,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the three and nine months ended March 31, 2014 and 2013 and from inception to March 31, 2014 was approximately $94,000, $0, $196,000, $0, and $197,000, respectively.

At March 31, 2014, the amortization period for all patents was approximately 11.25 to 16.25 years. Future estimated annual amortization expenses are approximately $346,000 for years from 2015 to 2025, $304,000 for the year 2026, $294,000 for the year 2027, $57,000 for the year 2028 and $3,000 for Year 2029 and 2030.

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	March 31, 2014	June 30, 2013

Testing equipment	$43,000	$-
Accumulated depreciation	2,000	-
	$41,000	$-

Depreciation expense for the three and nine months ended March 31, 2014 and 2013 and from inception to March 31, 2014 was approximately $2,000, $0, $2,000, $0, and $2,000, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2014	June 30, 2013

Accrued research and development consulting fees	$659,000	$200,000
Accrued rent – related parties	56,000	60,000
Accrued interest – related parties	201,000	294,000

Total	$916,000	$554,000

8.  Accrued Salaries and Payroll Taxes

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2014	June 30, 2013

Accrued salaries – related parties	$3,033,000	$3,244,000
Accrued payroll taxes – related parties	149,000	152,000
Withholding tax – related parties	40,000	31,000
Withholding tax – employees	13,000	4,000
Total	$3,235,000	$3,431,000

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

9. Commitments and Contingencies

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

Lease Commitments

Operating Leases

In September, 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000.

Future minimum lease payments required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30, Remainder of 2014	$52,000
2015	207,000
2016	207,000
2017	207,000
2018	207,000
2019	54,000
Total minimum payments	$934,000

Rent expense under this operating lease agreement was $56,000 and $0 for the three months ended March 31, 2014 and 2013, respectively, and $119,000 and $0 for the nine months ended March 31, 2014 and 2013, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details were shown at Note 10 Related Party Transactions.

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

During the three months and nine months ended March 31, 2013, the Company expensed approximately $630,000 and $684,000, respectively, and recorded under research and development costs in the condensed consolidated statements of operations related to this CRO.

Clinical Trial Agreements between the Company and Contract Research Organizations- Phase 1 Trial

In December 2013, the Company entered into a Clinical Trial Agreement with a Contract Research Organization (“CRO”) to conduct a Phase 1 Pharmacokinetic and Bioequivalence study for the Company. The Company has agreed to pay the CRO approximately $185,000 for this study. As of March 31, 2014, the Company paid approximately $96,000, which was recorded under Prepaid expenses in the accompanying condensed consolidated balance sheets.

10. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from Kard. For the three and nine months ended March 31, 2014 and 2013 and the period June 20, 2007 (date of inception) through March 31, 2014, the Company has included approximately $0, $2,700, $1,800, $8,100 and $62,100 of rent expense paid to KARD in general and administrative expenses, respectively. At March 31, 2014 and June 30, 2013, rent payables to KARD of approximately $56,000 and $60,000, respectively, were included in accrued expenses.

In September 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $16,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of $6,300 to Cellceutix from October 1, 2013 to March 31, 2014 and the rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company has now developed its own research study capabilities and no longer uses KARD. At March 31, 2014 and June 30, 2013, the accrued research and development expenses to KARD of approximately $1,686,000 were included in accounts payable.

11. Note Payable – Related Party

During the year ended June 30, 2010, Mr. Ehrlich loaned the Company a total of approximately $973,000. A condition for this note was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share. The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%. On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of approximately $97,000 through December 31, 2010 into additional principal. During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional approximately $997,000 which brought the total balance of the demand note to approximately $2,002,000. During the year ended June 30, 2012, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of the demand note to approximately $2,022,000.

On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan and agreed to change the interest rate on the outstanding balance of principle and interest of approximately $2,248,000, as of March 31, 2012, from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

At March 31, 2014 and June 30, 2013, approximately $201,000 and $294,000 was accrued as interest expense on this note. As of March 31, 2014, the balance of the demand note was approximately $2,022,000.

12. Stock Options and Warrants

Stock Options

On April 1, 2014 the Board of Directors approved a stock option grant, for services rendered from January 7, 2014 to July 6, 2014, to a consultant to purchase 40,000 shares of common stock exercisable at $1.64 per share. The option was vested on April 1, 2014 and the option life is 5 years and will expire on March 31, 2019. In addition, the Company will pay the consultant $20,000 per month during the six month period from January 7, 2014 to July 6, 2014. The total value of this 40,000 shares of stock option was $55,396 and we accrued $27,698 as consulting expenses at March 31, 2014.

Assumptions used in the Black Scholes option-pricing model for the nine months ended March 31, 2014 and 2013 were as follows:

	For the nine months ended	For the nine months ended
	3/31/2014	3/31/2013

Average risk-free interest rate	0.9%-1.98%	1.53%-1.98%
Average expected life- years	3-5	5-10
Expected volatility	91.25% - 124.94%	132.51%-137.33%
Expected dividends	0	0

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	39,142,500	$0.14	$7.47	$64,170,000
Exercised	(25,000)	0.20	-
Forfeited/expired	-	-	-
Outstanding at March 31, 2014	39,117,500	$0.14	$6.73	$58,657,500
Exercisable at March 31, 2014	39,117,500	$0.14	$6.73	$58,657,500

The exercise of 25,000 Common Stock options at $0.20 per share at $5,000 was disclosed at Note 13 Equity Transactions.

The Company recognized approximately $237,000, $44,000, $493,000 and $258,000 of stock-based compensation costs related to stock and stock options awards for the three and nine months ended March 31, 2014 and 2013, respectively; and approximately $7,673,000 for the period from inception to March 31, 2014.

Stock Warrants

From July 19, 2013 to September 17, 2013, the Company issued 1,025,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $1,025,000. The issuance was exempt from registration under Section 4(2) of the Securities Act. In addition, on January 3, 2014, the Company issued 200,000 Class A common shares par value $.0001 to same warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share and received an aggregate of $200,000 (See Note 13 Equity Transactions).

On December 31, 2013, the Company issued 848,084 Class A common shares par value $.0001 to two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at the range from $0.39 to $0.53 per share, with total of $400,000. The Company received $400,000 as a Subscription Receivable on April 1, 2014. The issuance was exempt from registration under Section 4(2) of the Securities Act.

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

The deemed dividend of $1,880,000 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of the range from $0.50 to $1.50 per share which were the contemporaneous private placement offering price. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	0.29%
Average expected life- years	2
Expected volatility	55.22%
Expected dividends	0

On January 23, 2014, the Company issued 25,000 shares of restricted common stock and 25,000 common share purchase warrants exercisable at $1.79 a share to one consultant. The shares will be vested on March 31, 2014, valued at approximately $44,750 and the option life is three years.

The following table summarizes stock warrants as of March 31, 2014 and June 30, 2013:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	5,571,084	$0.92	1.43	$4,793,786
Extended	2,223,000	1.00	1.75	-
Granted	25,000	1.79	2.82
Exercised	(2,073,084)	$1.00	-	-
Forfeited/expired	(2,223,000)	-	-	-
Outstanding at March 31, 2014	3,523,000	$1.01	1.36	$2,238,720
Exercisable at March 31, 2014	3,523,000	$1.01	1.36	$2,238,720

13. Equity Transactions

Polymedix Trustee

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. The purchase price included the issuance of 1,400,000 shares of the Company’s Class A common stock.

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 will be amortized as the funding is received. The amortized amount of $30,000 was debited to additional paid-in capital. The unamortized portion is carried on the balance sheet as deferred offering costs and was $343,000 at March 31, 2014.

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

For the period from October 25, 2013 to March 31, 2014, the Company had completed sales to Aspire totaling 900,000 shares of common stock generating gross proceeds of approximately $1.6 million. As of March 31, 2014, a balance of $18.4 million remains and is available under the financing arrangement.

From April 1, 2014 to May 8, 2014, the Company has generated additional proceeds of approximately $1,402,000 under the Common Stock Purchase Agreement with Aspire on the sale 900,000 shares of its common stock.

$10 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC- Prior Agreement

During the fiscal year ended June 30, 2013, the Company, under its prior purchase agreement with Aspire, had completed sales to Aspire totaling 2,712,208 shares of common stock generating gross proceeds of approximately $4,383,000. During the period from July 1, 2013 to October 24, 2013, the Company had completed sales, under its prior purchase agreement with Aspire totaling 3,204,537 shares of common stock generating gross proceeds of approximately $5,618,000. As of October 24, 2013, Aspire Capital completed its commitment to purchase up to an aggregate of $10,000,000 of our shares of Class A Common Stock under the prior Common Stock Purchase Agreement dated December 6, 2012.

Issuance of Common Stock by Exercise of Common Stock Purchase Warrants

From July 19, 2013 to September 17, 2013, the Company issued 1,025,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $1,025,000 from the exercise of these warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act. In addition, on January 3, 2014, the Board of Directors of the Company authorized the exercise of 200,000 Warrants into 200,000 shares of Common Stock by Huang Min Chung, followed by the resolution of the extension of the expiration date of an aggregate of 2,223,000 Series B, Series C, and Series D common share purchase warrants of the Company to December 31, 2015 made by the Board of Directors on December 1, 2013. It was resolved that the Board of Directors approved the issuance 200,000 fully paid Common shares par value $0.0001 per share, of the capital stock of Cellceutix Corporation to Huang Min Chung which shares have been registered in the S-3 registration statement rendered effective February 14, 2013 by the SEC. The total exercise price was $200,000.

On December 31, 2013, the Company issued 848,084 Class A common shares par value $.0001 to two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at the range from $0.39 to $0.53 per share, with a total exercise price of $400,000. The issuance was exempt from registration under Section 4(2) of the Securities Act.

Issuance of Common Stock by Exercise of Common Stock Options

On March 18, 2014, the Company issued 25,000 Class A common shares par value $.0001 upon exercise of 25,000 Common Stock options at $0.20 per share, for total proceeds of $5,000.

Issuance of Common Stock to Consultants and Employees

On December 17, 2013, the Company issued 5,000 shares of restricted Class A common shares par value $.0001 to one consultant valued at approximately $9,000 for prior services.

On December 31, 2013, the Company issued 50,000 shares of restricted Class A common shares par value $.0001 to two consultants valued at approximately $105,000 for prior services.

On December 31, 2013, the Company issued 60,000 shares of restricted Class A common shares par value $.0001 to six employees as a year-end bonus valued at approximately $96,000.

On October 17, 2013, the Board of Directors approved the stock grant of 35,000 shares of restricted Class A common stock to be issued and vested on January 6, 2014 to a consultant valued at $70,000.

On January 23, 2014, the Company issued 25,000 shares of restricted Class A common stock and 25,000 stock options exercisable at $1.79 per share to a consultant. The shares were granted on January 23, 2014 and vested on March 31, 2014 were valued at $44,750. The option life is three years and valued at $28,988

On January 23, 2014, the Company further issued 25,000 shares of restricted Class A common shares par value $.0001 at $1.79 per share to a consultant. The shares were granted on January 23, 2014, vested on March 31, 2014, and were valued at $44,750.

On March 31, 2014, the Company issued 25,000 shares of restricted Class A common shares, par value $.0001, to a consultant for prior services rendered. The shares were granted and vested on March 31, 2014. The shares were valued at $41,000.

On April 1, 2014 the Board of Directors approved a stock option grant, for services rendered from January 7, 2014 to July 6, 2014, to a consultant to purchase 40,000 shares of common stock exercisable at $1.64 per share. The option was vested on April 1, 2014,the option life is 5 years and will expire on March 31, 2019. In addition, the Company will pay the consultant $20,000 per month during the six month period from January 7, 2014 to July 6, 2014. The total value of this 40,000 shares of stock option was $55,396 and assumptions we used in the Black Scholes option-pricing model were disclosed in Note 12. We accrued $27,698 as consulting fee expense at March 31, 2014 and will be reallocated to additional paid-in capital on April 1, 2014.

In restricted stock and stock option issuances where the employee or consultant service inception date precedes the grant date, at each reporting date before the grant date, the fair value of the award is re-measured with compensation cost recorded accordingly. Then, in the period in which the grant date occurs, cumulative compensation cost is adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value(s) previously reported.

14. Subsequent Events

From April 1, 2014 to May 8, 2014, the Company has generated additional proceeds of approximately $1,402,000 under the Common Stock Purchase Agreement with Aspire from the sale 900,000 shares of its common stock.

On April 1, 2014, the Board of Directors approved the stock option grant to a consultant to purchase 40,000 shares of common stock exercisable at $1.64 per share and we accrued $27,698 as consulting fee expense at March 31, 2014 (See Note 13 Equity Transactions).

On April 30, 2014, the Company received an exercise notice from a warrant holder for exercise of 200,000 warrants and the Company received the $200,000 on May 2, 2014.

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

Management’s Plan of Operation

Research and Development Activities

We acquire exclusive rights to pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future. The Company spends most of its efforts and resources on its anti-cancer compound Kevetrin, for the treatment of certain cancers, Prurisol, for the treatment of psoriasis, and Brilacidin for the treatments of skin infections and oral mucositis. Based on the studies to date, the Company has decided to advance these drugs along the regulatory and clinical pathway. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. At this time the Company is focusing its research and development efforts on Kevetrin, Prurisol, Brilacidin, and to a lesser amount on our other anti-infectives and anti-fungal compounds.

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

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. PolyMedix Inc. was founded in 2002 based on technology licensed from the University of Pennsylvania (Penn). The purchased bankruptcy estate included two license agreements from Penn, an exclusive patent license agreement and a nonexclusive software license agreement, that were acquired by Cellceutix. Summaries of each agreement are below.

Patent License Agreement

•	Effective date is January 3, 2003
•	License and world-wide right to use and practice under the Penn Patent Rights to make, use and sell Penn Licensed Products

•
Exclusive license for Penn Patent Rights that include all US and foreign patents issued or issuing from a family of intellectual property that covers composition of matter of polymers, oligomers and small molecules and their uses as antimicrobial or anti-heparin agents.

•
Nonexclusive license for Penn Patent Rights that include all US and foreign patents issued or issuing from a family of intellectual property that covers Penn Software useful for the design and study of Penn Licensed Products.

o	Penn agrees not to license any such Penn Patent Rights to any other party
•	All patent extensions including continuations, divisionals, renewals, reissues, substitutions or additions are included
•	Penn Licensed Products are products that infringe at least one valid claim of the Penn Patent Rights
•	Qualified right to sublicense in the US and throughout the world
•	Penn retains right to use and practice under the Penn Patent Rights for educational and non-commercial research purposes
•	License is subject to all applicable US government rights pursuant to Public Laws 96-517, 97-256 and 98-620, codified as 35 U.S.C. 200-212.
•
In partial consideration of the license, Licensee shall pay to Penn a royalty of 1) 3.0% on gross sales of a pharmaceutical product, 2) 1.5% of gross-sales of a medical devise or other products approved by a 510(k) regulatory filing or 3) 0.5% on all other gross sales for Penn Licensed Products sold by Licensee, its Affiliates and/or its Sublicensees.

•	Term of the agreement is until the expiration of the last to expire of any issued Penn Patent Rights

Software License Agreement

•	Effective date is May 30, 2003
•	Nonexclusive License to use, copy, distribute, modify and prepare derivative works based on Penn Software
o	Penn agrees not to grant any additional licenses to the Penn Software
•	Penn Software is useful in the design and study of antimicrobial, anti-heparin and other products
•	Qualified right to sublicense in the US and throughout the world
•	Penn retains right to use and practice Penn Software for educational and non-commercial research purposes
•	License is subject to all applicable US government rights pursuant to Public Laws 96-517, 97-256 and 98-620, codified as 35 U.S.C. 200-212.
•	In consideration of the license, a one-time payment was made. There are no royalty or other monetary obligations
•	Term of the agreement is until termination of the Patent License Agreement

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

Intellectual Property, Patents and Licenses Acquired

See below list of material intellectual property, patents, licenses acquired and their expiration dates.

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

In late 2012, prior to the dissolution of PolyMedix, an extensive PK-PD analysis of all brilacidin efficacy and safety data was conducted and discussed at a meeting with the FDA. It was determined that commonly observed adverse events, including hypertension and numbness/tingling, were related to total administered dose, and that adverse events could be significantly reduced by simply lowering the total dose. Given that brilacidin kills bacteria in a concentration-dependent manner, there is a unique opportunity to reduce adverse events and maintain high clinical efficacy by contracting the dosing regimen to 1-3 days, thereby gaining the additional benefits of higher patient compliance and reduced health care costs. The FDA therefore supported the use of brilacidin in a U.S.-based phase 2b clinical trial comparing three short-course regimens (two single-dose regimens and one 3-day regimen) to an active comparator, daptomycin. Similar to the previous trial, the current study is to enroll approximately 200 patients (50 patients per arm).

This phase 2b trial received IRB-approval in early January 2014 and enrolled its first patient in February 2014. At this time patient enrollment is expected to be completed in August/September 2014.

Brilacidin for Eye and Ear Indications

Cellceutix is formulating and conducting preclinical experiments using outside vendors on brilacidin for ophthalmic infections, including keratitis and conjunctivitis, and for ear-related infections, such as otitis media. Upon a successful formulation the Company plans to advance these drugs into the clinic. The Company believes that this work is challenging and will not be completed in 2014.

Oral Mucositis

In animal models of oral mucositis, an oral rinse containing brilacidin was shown to reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo. Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies. Polymedix believed that the combination of these attributes contribute to the efficacy of brilacidin in these animal models. In December 2014, the Company filed an application with the U.S. Food and Drug Administration requesting Orphan Drug designation for brilacidin as a drug candidate for the prevention oral mucositis in head and neck cancer. FDA has now advised the company that the data would indicate the brilacidin-OM could treat not only patients that have radiation induced OM but as well as patients with chemotherapy-induced OM. Therefore the target population would exceed the number of patients that would qualified for orphan drug designation. The company still believes that brilacidin-OM meets the potential to capture significant market share with the introduction of a new therapy for OM. The Company is now completing the preclinical development necessary for filing an Investigational New Drug (IND) application with the FDA.

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

In May 2012, Polymedix announced that they had stopped enrollment in two clinical trials for delparantag: a Phase 2 clinical trial for reversing the anticoagulant activity of UFH in patients undergoing PCI procedures, and a Phase 1B/2 clinical trial for reversing the anticoagulant activity of the LMWH enoxaparin in healthy volunteers. While delparantag showed activity in neutralizing both UFH and the LMWH enoxaparin in these clinical trials, Polymedix decided to stop enrollment in both trials due to observations of reductions in blood pressure in some patients. Presently we are looking into reformulating the compound, as a means by which blood pressure reactions could be reduced or eliminated. At the present time this project has a lower priority than our anti-biotic compounds due to limited resources of staff and funding and as of the date of this filing the Company has engaged in limited work on this compound.

Candida

Extensive screening of the compounds acquired has identified five promising drug candidates for fungal infections, including PMX1502 and PMX1408 as stand-outs for anti-Candida fungal activity to be used for both oral and disseminated candidiasis. We are now actively engaged in further research on these compounds.

Other Candidates

Other product candidates acquired by us include, without limitation, compounds active against gram-negative bacteria, fungal infections, malaria, tuberculosis, bio warfare pathogens, and PolyCide® antimicrobial biomaterials.

We are currently evaluating all these programs. We believe it is still too soon in our acquisition process to develop a comprehensive plan or budget for the development costs of these newly acquired Polymedix Assets.

Our Other Compounds

Kevetrin

On June 21, 2012, the U.S. Food and Drug Administration ("FDA") approved the Investigational New Drug (IND) application for Kevetrin, Cellceutix's novel anti-cancer compound. The Phase 1 trial being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center was activated in October of 2012. The open-label, dose-escalation clinical trial is evaluating Kevetrin, administered intravenously in patients with a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be to determine the pharmacokinetics / pharmacodynamics, safety, dose limiting toxicities (DLT), and maximum tolerated dose (MTD) and to establish the dose for future clinical trials.

In June of 2013, the Phase 1 trial with Dana-Farber Cancer Institute and partners Beth Israel Deaconess Medical Center and Massachusetts General Hospital was presented at the American Association for Clinical Oncology in Chicago. The poster summarized the status of the trial, at which time, 10 patients had been enrolled in 3 cohorts with no DLTs observed.

As of April 2014, we are in the 7th cohort of patients. The dose escalation continues to progress as we have not yet observed any DLTs or the MTD. We anticipate this endpoint will be reached in the second half of 2014.

The trial is registered on www.clinicaltrials.gov: http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

In 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. BIDMC initiated combination studies with multikinase inhibitors which activate pro-apoptotic activity by translocation of p53 in mitochondria thereby inducing apoptosis. Apoptosis is enhanced by MDM2 inhibitors by stabilizing p53. As presented at the American Association for Cancer Research (AACR) meeting in 2012, Kevetrin phosphorylates MDM2 which activates and stabilizes p53 by monoubiquitination inducing apoptosis. Prior data from the BIDMC laboratory showed that agents of this class can augment the pro-apoptotic and antitumor effects of MDM2 antagonists and is expected to have a synergistic effect with Kevetrin. BIDMC tested the effects of Kevetrin alone and in combination with FDA-approved VEGFR antagonists in the renal cell carcinoma and melanoma studies. In vitro study endpoints include apoptosis by measuring caspase activation and PARP cleavage. In vivo endpoints include efficacy in a xenograft model, tumor vascularity, p53 levels, p21 expression and apoptosis. This study provided vital insight to exploit the nuclear and/or mitochondrial pro-apoptotic function by Kevetrin in combination with other multikinase inhibitors in treatment of these difficult to treat malignancies. The results received from BIDMC in April 2013, showed apoptosis induction (TUNEL assay) in renal cancer (786-O).

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

In 2012, we formed an agreement with The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) to test Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a Phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1b Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Administered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The trial’s principal investigator will begin this Phase 1b trial once the MTD is achieved at the Dana Farber trial. The University of Bologna will source the funding for this trial.

On May 20, 2009, the Company filed a U.S. patent application covering pharmaceutical formulations of Kevetrin and many novel compounds having similar structures to Kevetrin that may have potential as drug development candidates. The patent will expire May 19, 2029.

Prurisol

Prurisol is our anti-psoriasis drug candidate. It is a small molecule with a molecular weight of less than 500 MW. It is synthesized through a multi-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow us to forgo early-stage trials and advance Prurisol into later-stage clinical trials. Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol.

In January 2014, the Company received approval from the Institutional Review Board ("IRB") responsible for the planned clinical study of the Company's psoriasis drug Prurisol at Phase One Solutions, a Florida phase 1 unit. The Bioequivalence trial is a short crossover study being conducted at the request of the U.S. Food and Drug Administration ("FDA") with the purpose of demonstrating that Prurisol, an ester of abacavir, converts into abacavir in humans, just as it did in animal models.

After receiving IRB approval, Cellceutix filed an Investigational New Drug application with the FDA in February of 2014. Upon the advice of the FDA, In April 2014, we initiated a Bioequivalence study At Phase One Solutions in Florida, entitled: “A Randomized, Open-Label, Single-Dose, 2 Period Crossover Pharmacokinetic and Bioequivalence Study, with a Lead-In Dose Period, Evaluating Oral Abacavir Acetate (Prurisol™) and Oral Abacavir Sulfate (Ziagen®) in Healthy Volunteers”. The Primary Objective is to determine the average bioequivalence of abacavir derived from Prurisol in comparison with abacavir derived from the commercially available tablet formulation of Ziagen (abacavir sulfate). The Secondary Objectives are to evaluate the safety and tolerability of Prurisol when administered in single doses to HLA-B*5701- negative healthy volunteers and to describe the pharmacokinetics of three escalating single doses of Prurisol with reference to doses of Ziagen and the maximum dose of Prurisol administered.

The trial, activated in April of 2014, is expected to complete dosing in June 2014. Additional time will be necessary for laboratory analysis. Only upon a successful study completion, the Company will move forward with the initiation of a larger Phase 2 trial under the guidance from the FDA that a 505(b)(2) designation is an appropriate developmental pathway for Prurisol.

Prurisol was manufactured and formulated for Cellceutix by Dr. Reddy's Laboratories and was completed in August 2013.

The trial is registered on www.clinicaltrials.gov:
http://clinicaltrials.gov/ct2/show/NCT02101216?term=cellceutix&rank=1

Liquidity and Capital Resources

As of March 31, 2014 the Company had a cash balance of approximately $5.1 million.

Aspire Capital Agreement

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital.

The new Purchase Agreement provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs. Concurrently with entering into the Purchase Agreement, the Company agreed to file one or more registration statements as permissible and necessary under the Securities Act of 1933, as amended, or the Securities Act, for the sale of shares of our Class A Common Stock that have been and may be issued to Aspire Capital under the Purchase Agreement. On November 4, 2013, the Company filed a Form S-3 registration statement and the registration statement was declared effective by the SEC on November 15, 2013.

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

During the three months ended March 31, 2014, the Company had completed sales to Aspire totaling 900,000 shares of common stock generating gross proceeds of approximately $1.6 million. As of March 31, 2014, a balance of $18.4 million remains and is available under the financing arrangement. From April 1, 2014 to May 8, 2014, the Company has generated additional proceeds of approximately $1,402,000 under the Common Stock Purchase Agreement with Aspire on the sale 900,000 shares of its common stock.

The Company expects to incur losses from its operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add employees, consultants, infrastructure and incur additional costs related to being a public company, including incremental audit fees for compliance with the provisions of the Sarbanes-Oxley Act, investor relations programs and increased professional services. Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2015.

Requirement for Additional Working Capital

Research and Development Costs. We intend to use the net proceeds from the above Aspire transaction to fund our product development programs and for general corporate purposes, and therefore anticipate having sufficient funds to meet our planned drug development for the next twelve (12) months. We plan to incur the following expenses of approximately $16,780,000 over the next twelve (12) months:

1. Research and Development- $1,500,000 in preclinical development costs including testing Kevetrin on additional tumors, and advancement of our anti- infective and anti-fungal compounds towards clinical trials.

2. Clinical trials - $11,700,000. We have budgeted $1,200,000 for our Phase 1 Kevetrin trials; $3,000,000 for the Prurisol phase 1 crossover study and phase 2/3 trials; $4,500,000 for the Brilicidin ABSSSI Phase 2b trials and the start of Phase 3 trials; and $3,000,000 for the planned Brilicidin Oral Mucositis Phase 2 trials.

3. Corporate overhead of $3,500,000: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $80,000: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing approximately $12 million (as per current management’s budgets) of our remaining financing available with Aspire Capital. This does not include any budgeted amounts for further development of the Polymedix assets.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve (12) months.

Subsequent Events

From April 1, 2014 to May 8, 2014, the Company has generated additional proceeds of approximately $1,402,000 under the Common Stock Purchase Agreement with Aspire on the sale 900,000 shares of its common stock.

On April 1, 2014 the Board of Directors approved the stock option grant to purchase 40,000 shares of common stock at a price of $1.64 per share to one consultant. The option was vested on April 1, 2014 and the option life is 5 years and will expire on March 31, 2019. In addition, the Company will pay $20,000 per month for the six month period from January 7, 2014 to July 6, 2014.

On April 30, 2014, the Company received an exercise notice from a warrant holder for exercise of 200,000 warrants and the Company received the $200,000 on May 2, 2014.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have any market risk sensitive instruments outstanding during this period.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 1. LEGAL PROCEEDINGS

Formatech is a former vendor of ours which had received 184,375 shares of Cellceutix Class A Common Stock (“Cellceutix Stock”) for services that were not completed. Formatech had gone bankrupt while still in possession of the Cellceutix Stock. In July 2012, the US Bankruptcy Court allowed the trustee of the Formatech estate to sell the Cellceutix Stock. We have been advised that the stock had been sold in 2013 and the funds released to the secured creditors of Formatech. Cellceutix presently is in the unsecured creditors class and does not expect to receive any proceeds, but the court case as of this date still remains open.

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

We currently have an approximate $5.1 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $16.8 million in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets.

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

We may be unable to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and clinical trials for Kevetrin, Prurisol, and Brilacidin. This will delay:

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

As of March 31, 2014, we had approximately $5.1 million of cash available to support operations or our business plan. Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph in its audit report which is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

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

During the three months ended March 31, 2014, the Company had completed sales to Aspire totaling 900,000 shares of common stock generating gross proceeds of approximately $1.6 million. As of March 31, 2014, a balance of $18.4 million remains and is available under the financing arrangement. From April 1, 2014 to May 8, 2014, the Company has generated additional proceeds of approximately $1,402,000 under the Common Stock Purchase Agreement with Aspire on the sale 900,000 shares of its common stock.

Aspire Capital may ultimately purchase all, some or none of the Class A Common Stock that, together with the Commitment Shares, is the subject of this prospectus. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement under the registration statement, of which this prospectus is a part, may result in dilution to the interests of other holders of our Class A Common Stock. The sale of a substantial number of shares of our Class A Common Stock by Aspire Capital in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

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

Our drug candidates are in developmental and phase 1 and 2 clinical stages but have not yet reached the most important clinical phase 3 stage. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any of our drug candidates.

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

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug; a Phase 1 study for Prurisol (anti-psoriasis); and a Phase 2b for Brilacidin (ABSSSI). The work-plan we have developed for the next twelve (12) months should enable us to advance Kevetrin’s clinical trial to Phase 2; commence Phase 2 clinical trials for Prurisol; commence Phase 3 clinical trials for Brilacidin (ABSSSI); and commence Phase 2 for Brilacidin-OM (oral mucositis).

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

We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials, which expose us to risks which could have a materially adverse effect on our business.

We have acquired limited experience in conducting and supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA. The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale, which could have a materially adverse effect on our business.

Because we have limited experience in conducting or supervising clinical trials, we outsource a significant amount of the work relating to our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trials in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to engage in revenue-generating operations which could have a materially adverse effect on our business.

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

The Company has $5,000,000 in liability insurance for our clinical trials. The Company cannot assure that such insurance will provide adequate coverage against the Company's potential liabilities. Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on our business, financial condition and results of operations.

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

We currently depend upon the efforts and abilities of our management team. On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Krishna Menon, Chief Scientific Officer for a period of three years ending on December 31, 2013. On January 1, 2014, the Board of Directors of the Company approved the extension of the Employment Agreements with Leo Ehrlich and Krishna Menon for a one year period with a 10% increase in salary from the previous annual salary of $423,500 each, to an annual salary of $465,850.

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

For example, with respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline. Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline. The same is true for our compounds Prurisol and Brilacidin. Numerous drugs are already FDA approved for the treatment of psoriasis and ABSSSI.

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

As of March 31, 2014, the closing price of our Class A Common Stock, as quoted on the OTC Bulletin Board, was $1.64. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At March 31, 2014, our directors and executive officers own or control approximately 38% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten (10) votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one (1) vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of March 31, 2014 we had 107,112,129 shares of Class A Common Stock issued and outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 77.1%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of March 31, 2014, 47,400,200 of the 107,112,129 issued and outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

4,964,602 shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 23, 2014, the Company issued 25,000 shares of restricted common stock and 25,000 stock options exercisable at $1.79 per share to a consultant. The shares were granted on January 23, 2014 and vested on March 31, 2014. The shares were valued at $44,750 and the option life is three years.

On January 23, 2014, the Company further issued 25,000 shares of restricted Class A common shares, par value $.0001, at $1.79 per share to a consultant. The shares were granted on January 23, 2014 and vested on March 31, 2014. The shares were valued at $44,750.

On March 18, 2014, the Company issued 25,000 Class A common shares, par value $.0001, upon exercise of 25,000 Common Stock options at $0.20 per share, for total proceeds of $5,000.

On March 31, 2014, the Company issued 25,000 shares of restricted Class A common shares, par value $.0001, to a consultant for prior services rendered. The shares were granted and vested on March 31, 2014. The shares were valued at $41,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

Exhibit

10.37	Intellectual Property Acquired from Polymedix

10.38	Material Transfer Agreement with Beth Israel Deaconess

10.39	Lease Between Cellceutix Corporation And Cummings Properties LLC

31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

CELLCEUTIX CORPORATION

Dated: May 12, 2014	By:	/s/ Leo Ehrlich
Leo Ehrlich, Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive, Accounting and Financial Officer)

	By:	/s/ Krishna Menon
Krishna Menon,
President and Director