Form 10-Q/A
period 2014-03-31
Cellceutix CORP
filed 2014-05-16
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

On May 12, 2014 the Company filed it's Quarterly Report on Form 10-Q, however, due to an error by our EDGAR Filing Agent, our XBRL Interactive Data files were not included with the original filing on Form 10-Q. The purpose of this Amendment No. 1 to Form 10-Q is to include the XBRL Interactive Data files. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

(a) Exhibit index

Exhibit

10.37	Intellectual Property Acquired from Polymedix *

10.38	Material Transfer Agreement with Beth Israel Deaconess *

10.39	Lease Between Cellceutix Corporation And Cummings Properties LLC *

31.1	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to Form 10-Q filed with the Commission on May 12, 2014.

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

CELLCEUTIX CORPORATION

Dated: May 16, 2014	By:	/s/ Leo Ehrlich
Leo Ehrlich, Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive, Accounting and Financial Officer)

	By:	/s/ Krishna Menon
Krishna Menon,
President and Director