Form 10-K
period 2014-06-30
Cellceutix CORP
filed 2014-09-15
CIK 1355250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number: 000-52321

Cellceutix Corporation
(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year were $0.00

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2013 was $132,592,800 (63,441,531 shares), based on the closing price of the registrant’s common stock of $2.09.

There were 111,687,129 and -0- shares, respectively, of the registrant’s $ 0.0001 par value Class A and Class B common stock outstanding as of September 5, 2014.

CELLCEUTIX CORPORATION
FORM 10-K
For the Fiscal Year Ended June 30, 2014

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

Our lead antibiotic compound, Brilacidin, has completed enrollment of 215 patients in a Phase 2b clinical trial for ABSSSI (Acute Bacterial Skin and Skin Structure Infections). Top line study results are expected in October 2014.

Our lead cancer compound, Kevetrin, is presently in its 9th cohort in a Phase 1 clinical trial at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center, testing Kevetrin against advanced solid tumors.

In June 2014, we completed a Phase 1 trial for the treatment of psoriasis with our compound, Prurisol. We are awaiting the final study report which will then be forwarded to the FDA. Upon FDA approval, we plan to begin the Phase 2/3 study in the fourth quarter of calendar 2014.

We have just announced the submission of the IND (Investigational New Drug application) to the Food and Drug Administration for the treatment of Oral Mucositis with Brilacidin.

We are further developing Brilacidin for the treatment of diabetic foot ulcer infections and other indications such as, ophthalmic and otitic infections. Also in development are novel compounds for Gram negative and fungal infections.

We anticipate using our expertise and resources to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials.

The Company’s stock symbol is “CTIX” and trades on the Over the Counter Bulletin Board.

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

HISTORY AND CORPORATE STRUCTURE

Cellceutix Corporation, was incorporated as Econoshare, Inc. on August 1, 2005, in the State of Nevada.

On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned Delaware corporation. Cellceutix Pharma, Inc. was incorporated under the laws of the State of Delaware on June 20, 2007.

We are an early stage developmental pharmaceutical company. The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations.

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

At any time through September 4, 2014, the Court Trustee (“Seller”), or any holder of these shares could have made demand upon Cellceutix to repurchase the shares at $1 per share. No demands were made for repurchases and the agreement has expired.

The Asset Purchase Agreement with the U.S. Bankruptcy Court was included in a Form 8-K filed with the US Securities and Exchange Commission on September 4, 2013. Included in the purchase are rights to intellectual property (IP), compounds, clinical studies and equipment; the most significant value being the clinical studies and IP.

The purchased bankruptcy estate included two license agreements from University of Pennsylvania, an exclusive patent license agreement and a nonexclusive software license agreement, that were acquired by Cellceutix.

INTELLECTUAL PROPERTY, PATENTS AND LICENSES ACQUIRED

CATAGORIES

1.	Brilacidin, and related compounds
2.	Delparantag and related compounds
3.	Anti-microbial- surfactants and related compounds
4.	Kevetrin and related compounds
5.	Prurisol and related compounds

Patent	Status	Description
COMPOSITION AND USE PATENTS
Design, preparation and properties of antibacterial beta-peptides. (1)	United States - Issued 01/13/04 Category: 1 Patent expires: 2020
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
Category: 1 & 3
Patents expire: 2022

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
Category: 1 & 3
Patents expire: 2022
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
Category: 1 & 2
Patents expire: 2024

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
Category: 1 & 2

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

Category: 1 & 3
Patents expire: 2024
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

Category: 2
Patents expire: 2025
This application claims method of use for modulating angiogenesis with polycationic compounds, compositions of anti-heparin compounds and methods of inhibiting heparin activity.

Composition and Use of Polymethacrylate Co-Polymers (1)	United States – filed Patent Cooperation Treaty - filed National Phase entered Australian Patent issued European Divisionals - three filed Category: 3 Patents expire: 2025	This application claims amphiphilic co-polymers that exhibit antimicrobial activity and uses in a number of pharmaceutical and material applications.

Composition and Use of Polymethacrylate Co-Polymers (1)	United States – filed Patent Cooperation Treaty - filed National Phase entered Australian Patent issued European Divisionals - three filed Category: 3	This application claims amphiphilic co-polymers that exhibit antimicrobial activity and uses in a number of pharmaceutical and material applications.

Patent	Status	Description
Ophthalmic and Otic Compositions of Facially Amphiphilic Polymers and Oligomers and Use Thereof	United States – filed Patent Cooperation Treaty - filed National Phase entered Other patents issued: China Other divisional filings: China Category: 1 Patents expire: 2027
This application relates to antimicrobial compositions of facially amphiphilic antimicrobial polymers and oligomers useful for the treatment or prevention of ophthalmic and otic infections. The application also relates to methods of using the compositions for treating and/or preventing ophthalmic and otic infections.

Combination of Synthetic Antimicrobial Polymers and Sesquiterpenoid Compounds	United States – filed Category: 3 Patents expire: 2028	This application relates to the combination of facially amphiphilic antimicrobial polymers and oligomers with sesquiterpenoids to enhance antimicrobial activities.

Anti-Malarial Compounds	United States – filed Patent Cooperation Treaty - filed National Phase entered Category: 1 Patents expire: 2029	This application relates in to arylamide and other classes of compounds and their use in treating malaria.

Synthetic Mimetics of Host Defense and Uses Thereof	United States – issued 10/02/12 United States Continuation filed Patent Cooperation Treaty - filed National Phase entered Category: 1 Patents expire: 2029	This application relates to arylamide compounds, their antimicrobial uses and methods of synthesis.

Antimicrobial Molecules for Treating Multi-Drug Resistant and Extensively-Drug Resistant Strains of Mycobacterium	United States - filed Patent Cooperation Treaty - filed National Phase entered Category: 1 Patents expire: 2029	This application relates to treating multi-drug resistant and extremely drug resistant strains of mycobacterium with antimicrobial compounds and compositions.

Processes for Preparing a Polymeric Compound	United States – issued 01/15/13 United States Continuation filed Mexican Patent issued 06/06/13 Patent Cooperation Treaty – filed Category: 2 Patents expire: 2030	This application relates to preferred methods for synthesizing and preparing pharmaceutical compositions of representative compounds in the salicylamide class of compounds

Anti-Heparin Compounds	United States – filed Patent Cooperation Treaty – filed National Phase entered Category: 2 Patents expire: 2031	This application relates to methods of antagonizing anticoagulant agents, such as unfractionated heparin, low molecular weight heparin, and/or a derivatives and compositions of the antagonists.

Methods of Immune Modulation	United States - filed Patent Cooperation Treaty – filed National Phase entered Category: 1 Patents expire: 2031	The present invention is directed, in part, to methods of modulating an immune response in an animal with facially amphiphilic compounds.

Methods of Immune Modulation

Patent	Status	Description
Facially Amphiphilic Compounds, Compositions, and Uses Thereof in Treating Cancer	United States - filed Patent Cooperation Treaty – filed This entire family was abandoned Category: 1 Patents expire: 2031	The present invention relates to compositions of facially amphiphilic compounds and their use in methods for treating cancers in animals, such as humans.

Compounds For Use in Treatment of Mucositis	United States – filed Patent Cooperation Treaty – filed National Phase due 11/13 Category: 1 Patents expire: 2032	The application relates to methods of treating and/or preventing mucositis.

Hybrid Compounds and Methods of Making and Using the Same	United States provisional filed Category: 1	The application relates to compositions and use of anti-microbial compounds.

Polycyclic Compounds and Methods of Making and Using the Same	United States provisional filed Category: 1	The application relates to compositions and use of anti-microbial compounds.

Antagonizing Heparin with Salicylamide Compounds and Histamine Blocking Agents	United States provisional filed Category: 2	The application relates to use of anti-heparin salicylamide compounds with histamine blocking agents to treat cardiovascular disorders.

Compounds and Methods for Treating Candidiasis and Aspergillus Infections	United States – filed Patent Cooperation Treaty – filed National Phase due 07/14 Category: 1 Patents expire: 2033	The application relates to compositions and use of anti-fungal compounds.

Compounds and Methods for Treating Malaria	Patent Cooperation Treaty – filed National Phase due 08/14 Category: 1 Patents expire: 2033	The application relates to compositions and use of anti-malarial compounds.

Compositions of Arylamide Compounds and Antimicrobial Agents	United States provisional filed Category: 1	The application relates to compositions and use of arylamide compounds and anti-microbial agents.

Nitrile Derivatives and their Pharmaceutical Use and Compositions
United States – filed
Patent Cooperation Treaty (PCT) - filed
National Phase entered

United States patent issued 12/25/2012

Other patents allowed or issued: Australia, Japan, New Zealand

United States Divisional – filed

European Application arising from PCT - filed

Other Applications filed arising from PCT: Brazil, Canada, Chile, China, Eurasian Patent Convention, India, Indonesia, Israel, South Korea, Malaysia, Mexico, South Africa, Singapore,
Thailand, Ukraine, United Arab Emirates
Other applications filed independent of PCT: Argentina, Bangladesh, Hong Kong, Pakistan, Taiwan

Category: 4 Patents expire: 2030

Patent	Status	Description
Carbocyclic Nucleosides And Their Pharmaceutical Use And Compositions
United States – filed
Patent Cooperation Treaty - filed
National Phase entered
United States -filed
European - filed

Other Patent Applications filed arising from PCT: Australia, Brazil, Canada, China, Eurasian Patent Convention, India, Israel, Japan, South Korea, Malaysia, Mexico, Pakistan, South Africa, Singapore, Thailand,

Other Patent Applications filed independent of PCT: Argentina, Pakistan, Taiwan

Category: 5
Patents expire: 2032

COMPUTATIONAL PATENTS
Methods, systems and computer program products for computational analysis and design of amphiphilic polymers (1)	United States - issued 09/15/2009 Patents expire: 2022
This application is directed to the creation and use of novel force field packages for modeling the structure and behavior of complex Molecules in complex environments. Specific utilities are the prediction of oligomer structures in polar and apolar medias.

Computer simulation of biomembranes using a Coarse Grain Model (1)	United States – filed Patents expire: 2022
This application is directed to the creation and use of a novel coarse grain model for studying complex biological structures, such as membranes. Specifically a computational approach is described that accurately predicts the structural and dynamic properties of membranes that are far less demanding of CPU time than comparable methods.

Computational design of a water-soluble analog of a protein, such as phospholamban and potassium channel Kcsa (1)	United States – filed Patents expire: 2022	This application claims methods and computer programs for the computational design of water-soluble analogs of membrane proteins that retain biological function.

(1)	Patent rights obtained pursuant to a license agreement with the University of Pennsylvania.

In addition, we have trademark protection for the marks PolyMedix,® PolyCide®, and PolyDentix®.

Penn Patent License Agreement

•	Effective date is January 3, 2003
•	License and world-wide right to use and practice under the Penn Patent Rights to make, use and sell Penn Licensed Products
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

•	Penn agrees not to license any such Penn Patent Rights to any other party
•	All patent extensions including continuations, divisionals, renewals, reissues, substitutions or additions are included
•	Penn Licensed Products are products that infringe at least one valid claim of the Penn Patent Rights
•	Qualified right to sublicense in the US and throughout the world
•	Penn retains right to use and practice under the Penn Patent Rights for educational and non-commercial research purposes
•	License is subject to all applicable US government rights pursuant to Public Laws 96-517, 97-256 and 98-620, codified as 35 U.S.C. 200-212.
•
In partial consideration of the license, Licensee shall pay to Penn a royalty of 1) 3.0% on gross sales of a pharmaceutical product, 2) 1.5% of gross-sales of a medical devise or other products approved by a 510(k) regulatory filing or 3) 0.5% on all other gross sales for Penn Licensed Products sold by Licensee, its Affiliates and/or its Sublicensees.

•	Term of the agreement is until the expiration of the last to expire of any issued Penn Patent Rights

Penn Software License Agreement

•	Effective date is May 30, 2003
•	Nonexclusive License to use, copy, distribute, modify and prepare derivative works based on Penn Software
•	Penn agrees not to grant any additional licenses to the Penn Software
•	Penn Software is useful in the design and study of antimicrobial, anti-heparin and other products
•	Qualified right to sublicense in the US and throughout the world
•	Penn retains right to use and practice Penn Software for educational and non-commercial research purposes
•	License is subject to all applicable US government rights pursuant to Public Laws 96-517, 97-256 and 98-620, codified as 35 U.S.C. 200-212.
•	In consideration of the license, a one-time payment was made. There are no royalty or other monetary obligations
•	Term of the agreement is until termination of the Patent License Agreement

We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

The Company has been assigned all right title and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, Prurisol, KM 362, KM 3174, KM 732, and KM-391. The Company agreed to pay the assignors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, the Company’s Director, President, and principal shareholder. With regard only to Kevetrin, the allocation of the 5% of net sales would be as follows: 2% to Dr. Menon (President), 2% to an unaffiliated third party, and 1% to Leo Ehrlich, our CEO. With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S.

KEY DEVELOPMENTS DURING THE FISCAL YEAR ENDED JUNE 30, 2014 AND SUBSEQUENT EVENTS

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. (“Seller”) from the U.S. Bankruptcy Court (see above). The Bankruptcy Cases were pending before the Bankruptcy Court for the District of Delaware and were being jointly administered under Case No. 13-10690 (BLS).

In August 2014, our lead antibiotic compound, Brilacidin, acquired in the above transaction, completed enrollment in a Phase 2b clinical trial for ABSSSI infections in 215 patients. Data collection including other end of study procedures and work on the clinical study report will proceed through the end of the year.

We are in the 9th cohort of a Phase 1 clinical study with our anti-cancer drug Kevetrin. Patient dosing is now set at 350mg/m2 , 35-times the amount of Kevetrin received by the first patients in the trial. Dosing may continue to increase for each cohort until such time as dose limiting toxicity is realized.

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow us to forgo early-stage studies and advance Prurisol into latter-stage clinical trials. Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. Our Prurisol manufacturer is Dr. Reddy’s Laboratories Ltd. In June 2014, we completed a comparative bioavailability study and are now preparing the submission request to the FDA to begin a Phase 2/3 clinical trial.

In August 2014, we completed our toxicology studies of Brilacidin for use in Oral Mucositis for our planned study titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”. Our IND (Investigative New Drug application) was submitted in September 2014.

We have entered into a research collaboration with Fox Chase Chemical Diversity Center (FCCDC) which has led to an award in June 2014 of a Phase 2b Small Business Innovation Research (SBIR) grant from the National Institute of Allergy and Infectious Disease (NIAID). This $1.5 million dollar grant (over 2 years) will be directed into developing this technology platform on host defense protein (HDP) mimics for treatment of disseminated fungal infections, particularly those caused by Candida species.

GLOSSARY OF TERMS

Definitions of certain technical terms used in this report that are commonly used in the pharmaceutical and biotechnology industries

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

Defensin mimetics: small compounds that mimic the structure and function of host defense proteins.

P53, also known as protein 53: A tumor suppressor gene that is mutated in many human cancers and results in the loss of a cell’s ability to check for DNA damage.

Small Molecule Drug: A medicinal drug compound having a molecular weight of less than 1,000 Daltons, and typically between 300 and 700 Daltons.

Xenograft: The cells of one species transplanted to another species.

DESCRIPTION OF INTELLECTUAL PROPERTY, CURRENT STATUS OF OUR COMPOUNDS

Time Schedules, Milestones and Development Costs

In the event that sufficient funding can be obtained, we shall endeavor to achieve completion of the following events within the next twelve months:

Project	Drug Development of Brilacidin™ for ABSSSI

Current status
Enrollment of the Phase 2 trial was completed in August with the last patient last visit to be 30 days following their enrollment date. Data collection including other end of study procedures and work on the clinical study report will proceed through the end of calendar 2014.
Information on the status of the Brilacidin study is available at https://clinicaltrials.gov/ct2/show/NCT02052388?term=cellceutix&rank=3
The phase 2 study is titled, “ A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” The Company is preparing for the Phase 3 study.

Nature, timing and estimated costs	The Company has budgeted $4,000,000 for the Phase 3 clinical study to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when, if ever, Brilacidin will become marketable.

Project	Drug Development of Kevetrin™ for Cancer

Current status
The Phase 1 study entitled, “A Safety, Pharmacokinetic and Pharmacodynamic Study of Kevetrin in Patients With Advanced Solid Tumors,” is ongoing.
Information on the status of the Kevetrin study at Harvard Cancer Centers is available at http://clinicaltrials.gov/ct2/show/nct01664000?term=kevetrin+rank=1

Nature, timing and estimated costs	The Company has budgeted $500,000 for the Phase 1 clinical study to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Kevetrin will become marketable.

Project	Drug Development of Prurisol™ for Psoriasis

Current status
In June 2014, we completed a Phase 1 study titled “Bioequivalence and Pharmacokinetic Study of Prurisol™ and Abacavir Sulfate in Healthy Volunteers” and we are now preparing the submission request to the FDA to begin a Phase 2/3 clinical trial.
Information on the status of the Prurisol study is available at
https://clinicaltrials.gov/ct2/show/NCT02101216?term=cellceutix&rank=1

Nature, timing and estimated costs	The Company has budgeted $2,000,000 for the clinical studies to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of our application or clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Prurisol will become marketable.

Project	Drug Development of Brilacidin-OM™ for Oral Mucositis

Current status
We have submitted the IND (Investigational New Drug application) to the FDA.
Protocol is titled: “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”

Nature, timing and estimated costs	The Company has budgeted $2,000,000 for the clinical studies to be incurred over the next 12 months.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of our application or clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, Brilacidin-OM will become marketable.

The Company intends to commit resources towards the manufacturing of compounds needed for clinical trials and research. We have budgeted $3,000,000 in costs to be incurred over the next 12 months.

In addition the Company intends to commit resources towards pre-clinical studies and development of our other compounds not listed separately above. We have budgeted $2,500,000 in costs to be incurred over the next 12 months.

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

The work-plan we have developed for the next twelve (12) months is expected to support our clinical trials for Kevetrin, Prurisol, Brilacidin and Brilacidin-OM. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this may significantly impact our development timelines and/or our financing needs.

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

The Phase 1 trials for Kevetrin, Cellceutix's novel anti-cancer compound, are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center. The clinical trial presently in its 9th cohort, will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the mid-latter stage of the trial. The Company has received no notice of events outside of the parameters of the protocol and the trial is progressing. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

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

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Administered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The trial’s principal investigator wants this phase 1b trial to begin once a higher patient dosing is achieved at the Dana Farber trial. The University will source the funding for this trial. We anticipate the trial to begin in the fourth quarter of calendar 2014.

MDAnderson Cancer Center

In June 2013, we signed a Material Transfer Agreement with the University of Texas, MDAnderson Cancer Center. MDAnderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of our cancer drugs in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. They also wish to study our cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today’s FDA-approved chemotherapies. MDAnderson is covering the expenses of the research, with Cellceutix only supplying the drugs. Limited work has been done under this agreement. We believe this agreement will be more beneficial once we are further advanced in our Kevetrin clinical trial.

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

Compound: Prurisol (KM-133)

Disease: Psoriasis

Prurisol is our anti-psoriasis drug candidate. It is a small molecule with a molecular weight of less than 500 MW. It is synthesized through a multi-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

KM-133, is a small molecule compound, acting on the principles of folate mechanism. After a series of chemical optimization exercises, the Company had completed an animal study in a xenograft model of psoriasis. The results of the study are described below:

KM-133 was studied in mice that were irradiated then engrafted with human psoriatic tissue. Groups of ten mice were treated orally for 14 days with either 10 mg/kg KM-133 once/day, 10 mg/kg KM-133 twice/day, 7.5 mg/kg methotrexate once/day or acted as controls. The mice were followed for 180 days. Endpoints were skin appearance, histological observations, and blood levels of PRINS and IL-20. For these parameters, KM-133 was compared to controls and methotrexate. CD4+ and CD8+ lymphocyte counts were also measured and compared to efalizumab.

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

Regulatory

In June 2012 Cellceutix participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol™. The Company had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol™, which would allow the Company to forgo early-stage studies and advance Prurisol™ into latter-stage clinical trials. Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In September 2012, Cellceutix selected Dr. Reddy's Laboratories as its vendor to manufacture and formulate Prurisol for planned clinical trials. In June 2014, Cellceutix completed a Phase 1 study and is now preparing the submission request to the FDA to begin a Phase II/III clinical trial.

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

Further experiments are planned but are presently delayed due to our focus on other compounds.

Compound: KM 277

Disease: Arthritis

In-vivo studies on over 1,000 animal subjects have been conducted to check for potential efficacy of KM 277 in rheumatoid arthritis. These studies, as well as related in vitro assays, have led the Company’s management to believe that the compound has developmental potential for the treatment of the disease.

Further experiments are planned but are presently delayed due to our focus on other compounds.

Compound: KM 278

Disease: Arthritis/Asthma

KM 278 showed potential efficacy in both Osteoarthritis animal models and Asthma animal models. KM 278 was tested against standard treatment for asthma and Osteoarthritis. These studies have led the Company’s management to believe that the compound has developmental potential for the treatment of asthma and Osteoarthritis.

Further experiments are planned but are presently delayed due to our focus on other compounds.

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

Further experiments are planned but are presently delayed due to our focus on other compounds.

Compound: KM-3174

Disease: Cancer

This is a very early stage developmental compound in the treatment of cancer. After additional in vitro and in vivo studies the Company will determine whether to advance this compound for further development.

Further experiments are planned but are presently delayed due to our focus on other compounds.

Compound: KM-732

Disease: Hypertensive Emergency

This is a very early-stage developmental compound with potential for the treatment of hypertensive emergency. After additional in vitro and in vivo studies, the Company will determine whether to advance this compound for further development.

Further experiments are planned but are presently delayed due to our focus on other compounds.

Brilacidin™ for ABSSSI

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of indications, including ACUTE BACTERIAL SKIN AND SKIN STRUCTURE INFECTIONS (“ABSSSI”) caused by either drug-sensitive or drug-resistant strains of Staphylococcus aureus bacteria.

The Phase 2b trial entitled “A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” completed enrollment of 215 patients in August 2014. Results of the study are expected in the fourth quarter calendar 2014.

Previously in April 2012, Polymedix completed and announced positive results from a Phase 2 clinical trial with Brilacidin. This randomized, blinded, active-controlled, multinational Phase 2 clinical trial was conducted at multiple sites in Canada, Russia and Ukraine. The study objectives were to evaluate the safety and efficacy of Brilacidin as treatment for ABSSSI caused by Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus (MRSA). The study objectives were met, with all evaluated doses of Brilacidin demonstrating similar clinical response rates to those of the active control, daptomycin. The study was conducted in accordance with FDA’s most recent ABSSSI guidelines and is intended to support regulatory approval in the United States. As expected, and consistent with previous clinical studies, patients receiving Brilacidin commonly reported sensations of numbness and tingling that were generally characterized as mild and resolved following treatment. No patient stopped treatment as a result of these sensations. Other treatment-related adverse events included hypertension, injection site pain, nausea, vomiting, vertigo, and pyrexia. There was one treatment-related serious adverse event that was at least possibly drug-related reported in each Brilacidin study arm. Treatment-related serious adverse events included an instance of hypertension in the medium and high dose regimens, which discontinued therapy, and an instance of increased platelets in the low dose regimen. In the recently completed Phase 2b study,there was a significant decrease in adverse events, most likely due to the lower Brilacidin dosing.

Brilacidin for Oral Mucositis

In animal models of oral mucositis, an oral rinse containing Brilacidin was shown to reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo. Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies. We believe that the combination of these attributes contribute to the efficacy of Brilacidin in these animal models. In December 2013, the Company filed an application with the U.S. Food and Drug Administration requesting Orphan Drug designation for Brilacidin as a drug candidate for the prevention oral mucositis in head and neck cancer. FDA has advised the company that the data would indicate the Brilacidin-OM could treat not only patients that have radiation induced OM but potentially treat as well patients with chemotherapy-induced OM. Therefore the target population would exceed the number of patients that would qualify for orphan drug designation.

Based on a successful meeting between PolyMedix, Inc. and the Food and Drug Administration in 2012 discussing a Phase 2 trial for Oral Mucositis, in September 2014 Cellceutix filed an IND (Investigative New Drug application) for its planned trial titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”.

Brilacidin for Diabetic Foot Ulcer, Ophthalmic, and Otitic Infections

Cellceutix is formulating and conducting preclinical experiments on Brilacidin for diabetic foot ulcer infections, ophthalmic (eye) infections, including keratitis and conjunctivitis; and for ear-related infections, such as otitis media. On July 14, 2014, the Company announced that a significant breakthrough had been made in the formulation of Brilacidin. Previously, Brilacidin was stored in a refrigerated state. The Company has now developed the formulation of Brilacidin to be stable at room temperature.

Further formulation work is needed for each indication. Upon a successful formulation the Company plans to advance these drugs into the clinic. The Company believes this work is challenging and will not be completed in calendar 2014.

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

The Company is presently evaluating this drug for other diseases including Chronic Obstructive Pulmonary Disease (COPD).

Gram Negative Klebsiella

We are evaluating several novel antibiotic compounds against specific strains of multi-drug resistant Klebsiella pneumoniae. The research, which is government funded through existing grants to research institutions, is being conducted at a major university in Texas. We expect to advance a lead compound toward an IND filing in 2015.

Anti-Fungals

We have entered into a research collaboration with Fox Chase Chemical Diversity Center (FCCDC) which has led to an award of a Phase 2b Small Business Innovation Research (SBIR) grant from the National Institute of Allergy and Infectious Disease (NIAID). This $1.5 million dollar grant (over 2 years) will be directed into developing this technology platform on host defense protein (HDP) mimics for treatment of disseminated fungal infections, particularly those caused by Candida species. We expect to advance a lead compound toward an IND filing in 2015.

Other

Other product candidates, include; compounds active against other Gram-negative bacterias, malaria, tuberculosis, biowarfare pathogens, and PolyCide® antimicrobial biomaterials.

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

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed development pipeline. The same is true for our other compounds in clinical trials, Prurisol and Brilacidin. There are many drugs approved to treat various forms of psoriasis and ABSSSI and many more in the publicly disclosed development pipeline. Our success depends on our ability to identify types of these respective diseases where our drugs have an advantage over existing therapies and those in the publicly disclosed development pipeline.

 EMPLOYEES

As of June 30, 2014, the Company had nine employees. Its officers, Krishna Menon and Leo Ehrlich have employment agreements with the Company expiring on December 31, 2014. The Company also conducts its operations using contractors and consultants.

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

As of June 30, 2014, we had approximately $5.0 million of cash available to support operations or our business plan. Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph in its audit report which is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

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

During the period from October 25, 2013 to June 30, 2014, the Company had completed sales to Aspire totaling 2,500,000 shares of common stock generating gross proceeds of approximately $4.2 million. As of June 30, 2014, a balance of $15.8 million remains and is available under the financing arrangement. From July 1, 2014 to September 10, 2014, the Company has generated additional proceeds of approximately $3,215,000 under the Common Stock Purchase Agreement with Aspire from the sale 1,900,000 shares of its common stock.

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

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug; preparing for a Phase 2 study for Prurisol (anti-psoriasis); and a Phase 2b for Brilacidin (ABSSSI). The work-plan we have developed for the next twelve (12) months should enable us to advance Kevetrin’s clinical trial to Phase 2; commence Phase 2 clinical trials for Prurisol; commence Phase 3 clinical trials for Brilacidin (ABSSSI); and commence Phase 2 for Brilacidin-OM (oral mucositis).

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

We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials which expose us to risks which could have a materially adverse effect on our business.

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

We currently depend upon the efforts and abilities of our management team. On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Krishna Menon, Chief Scientific Officer for a period of three years ending on December 31, 2013. On January 1, 2014, the Board of Directors of the Company approved an extension of the Employment Agreements with Leo Ehrlich and Krishna Menon for a one year period with a 10% increase in salary from the previous annual salary of $423,500 each, to an annual salary of $465,850.

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

•	Previously, Kard Scientific, a company controlled by Dr. Krishna Menon, President and Director, provided preclinical and manufacturing services to the Company and leased space to the Company.

•	Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, leases space from the Company and is engaged in research.

In either of these cases:

•	Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture; and

•	Our executive officers or directors may have conflicting fiduciary duties to us and the other entity.

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

As of June 30, 2014, the closing price of our Class A Common Stock, as quoted on the OTC Bulletin Board, was $1.67. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At September 5, 2014, our directors and executive officers own or control approximately 29.54% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten (10) votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one (1) vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of June 30, 2014 we had 109,787,129 shares of Class A Common Stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 55.8%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of June 30, 2014, 47,100,162 of the 109,787,129 outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

14,664,564 shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

Cellceutix Corporation signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellceutix, have co-signed the lease and will sublease 200 square feet of space previously used by Cellceutix and pay Cellceutix $900 per month.

Through August 2013, we had subcontracted laboratory research and development work to Kard Scientific. As of September 1, 2013 we are no longer using Kard Scientific and research is being performed by Cellceutix employees. We had previously incurred charges from Kard Scientific of approximately $2.6 million.

Management believes that the property arrangement satisfies the Company’s current needs.

ITEM 3. LEGAL PROCEEDINGS

Formatech is a former vendor of ours which had received 184,375 shares of Cellceutix Class A Common Stock (“Cellceutix Stock”) for services that were not completed. Formatech had gone bankrupt while still in possession of the Cellceutix Stock. In July 2012, the US Bankruptcy Court allowed the trustee of the Formatech estate to sell the Cellceutix Stock. In August 2014, Cellceutix, as an unsecured creditor, received $10,000 as full settlement from the court trustee.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	2.32	1.63	1.15	0.58
Second Quarter	2.11	1.4	2.42	0.86
Third Quarter	2.09	1.55	2.15	1.51
Fourth Quarter	1.93	1.49	2.20	1.56

Number of Shareholders

As of September 5, 2014, a total of approximately 111.7 million shares of the Company’s common stock are outstanding and held by approximately 3,000 shareholders. Of this amount, approximately 62.7 million shares are unrestricted, approximately 14.7 million shares are restricted securities held by non-affiliates, and the remaining approximately 32.4 million shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of September 5, 2014, there were 2.448,000 warrants and 43,485,670 stock options to purchase the Company’s Common Stock outstanding

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plan Awards In Last Fiscal Year

None

Recent Cancellation of Unregistered Securities

In February 2013, the Company cancelled 1,380,000 shares of common stock, that were previously included in Treasury Stock, related to Mr. Evans’ settlement agreement. On September 3, 2013, the parties amended the Settlement Agreement and Release dated January 26, 2011. The amended agreement provides for total payments of $892,500, to be paid in three separate installments as follows: (i) two payments of $300,000 each to Mr. Evans payable on the first and second anniversary of the execution of this agreement; and (ii) a full and final installment payment of $292,500 on or before September 15, 2013 (paid September 5, 2013). On September 16, 2013, the Company cancelled the remaining 1,380,000 shares of common stock resulting in all common shares previously held by Mr. Evans being cancelled by the Company and these shares are no longer outstanding.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

(Rounded to nearest thousand, except for per share data):

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FIVE YEARS ENDED JUNE 30
	2014	2013	2012	2011	2010

Revenues	$-	$-	$-	$-	$-
Net loss	$(8,247,000)	$(3,224,000)	$(4,894,000)	$(5,938,000)	$(3,433,000)
Net loss attributable to common stockholders (a)	$(10,227,000)	$(3,436,000)	$(4,960,000)	$(5,938,000)	$(3,433,000)
Basic and diluted loss per common share
- Basic	$(0.10)	$(0.04)	$(0.06)	$(0.06)	$(0.04)
- Diluted	$(0.10)	$(0.04)	$(0.06)	$(0.06)	$(0.04)
Weighted average common shares outstanding	$105,044,985	$94,980,552	$90,159,045	$90,300,957	$91,862,596

	CONSOLIDATED BALANCE SHEET DATE
	AS OF JUNE 30,
	2014	2013	2012	2011	2010

Total assets	$10,852,000	$2,970,000	$28,000	$313,000	$102,000
Total debt	$9,646,000	$8,140,000	$7,654,000	$7,601,000	$4,899,000
Total equity	$1,206,000	$(5,170,000)	$(7,626,000)	$(7,288,000)	$(4,797,000)

(a)
Net loss attributable to common stockholders represents our net loss plus deemed dividends. Other than deemed dividends of $1,980,000, $212,000 and $66,000 in fiscal year 2014, 2013 and 2012, the net loss attributable to common stockholders was equal to our net loss in fiscal year 2011 and 2010.

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

Management’s Plan of Operation

Research and Development Activities

We acquire exclusive rights to pharmaceutical compound candidates that are designed for treatment of diseases which may be either existing or diseases identified in the future. The Company spends most of its efforts and resources on its on its compounds already in clinical trials. Our drug Kevetrin for the treatment of cancers, Prurisol for the treatment of psoriasis, and Brilacidin for the treatments of skin infections and oral mucositis We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) the design and oversight of clinical trials; (ii) the development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) the interaction with regulatory authorities internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required before a compound is identified and brought into clinical trials. At this time the Company is focusing its research and development efforts on Kevetrin, Prurisol, Brilacidin, and to a lesser amount on our other anti-infectives and anti-fungal compounds.

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

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. PolyMedix Inc. was founded in 2002 based on technology licensed from the University of Pennsylvania (Penn). The purchased bankruptcy estate included two license agreements from Penn, an exclusive patent license agreement and a nonexclusive software license agreement. (See Item 1. Intellectual Property, Patents and Licenses Acquired).

The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock, total aggregate purchase price of approximately $4.8 million.

Status of Active Programs in Clinical Trials and Development

Kevetrin

The Phase 1 trials for Kevetrin, Cellceutix's novel anti-cancer compound, are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center. The clinical trial presently in its 9th cohort, will test Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study will be safety, tolerable dosing levels and establishing the dose for a future Phase II clinical trial. Presently, we are at the mid-latter stage of the trial. The Company has received no notice of events outside of the parameters of the protocol and the trial is progressing. The trial is registered on www.clinicaltrials.gov. http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of p53 in both wild and mutant types of p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

University of Bologna

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). We have been advised that the study, a Phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Administered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” A clinical study protocol has been prepared and we anticipate the trial to begin in the fourth quarter of 2014.

MDAnderson Cancer Center

In June 2013, we signed a Material Transfer Agreement with the University of Texas, MDAnderson Cancer Center. MDAnderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of our cancer drugs in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. They also wish to study our cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today’s FDA-approved chemotherapies. MDAnderson is covering the expenses of the research, with Cellceutix only supplying the drugs. Limited work has been done under this agreement. We believe this agreement will be more beneficial once we are further advanced in our Kevetrin clinical trial.

Prurisol

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow the us to forgo early-stage studies and advance Prurisol into latter-stage clinical trials. Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In June 2014, we completed a Phase 1 study and are now preparing the submission request to the FDA to begin a Phase 2/3 clinical trial.

Brilacidin™ for Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of indications, including Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”) caused by either drug-sensitive or drug-resistant strains of Staphylococcus aureus bacteria.

The Phase 2b trial entitled “A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” completed enrollment of 215 patients in August 2014. The unblinding of the trial results is planned for the end of September 2014.

Previously, in April 2012, Polymedix completed and announced positive results from a Phase 2 clinical trial with Brilacidin. This randomized, blinded, active-controlled, multinational Phase 2 clinical trial was conducted at multiple sites in Canada, Russia and Ukraine. The study objectives were to evaluate the safety and efficacy of Brilacidin as treatment for ABSSSI caused by Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus (MRSA). The study objectives were met, with all evaluated doses of Brilacidin demonstrating similar clinical response rates to those of the active control, daptomycin. The study was conducted in accordance with FDA’s most recent ABSSSI guidelines and is intended to support regulatory approval in the United States. As expected, and consistent with previous clinical studies, patients receiving Brilacidin commonly reported sensations of numbness and tingling that were generally characterized as mild and resolved following treatment. No patient stopped treatment as a result of these sensations. Other treatment-related adverse events included hypertension, injection site pain, nausea, vomiting, vertigo, and pyrexia. There was one treatment-related serious adverse event that was at least possibly drug-related reported in each Brilacidin study arm. Treatment-related serious adverse events included an instance of hypertension in the medium and high dose regimens, which discontinued therapy, and an instance of increased platelets in the low dose regimen. In the recently completed Phase 2b study,there was a significant decrease in adverse events, most likely due to the lower Brilacidin dosing.

Brilacidin for Oral Mucositis

In animal models of oral mucositis, an oral rinse containing Brilacidin was shown to reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo. Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies. We believe that the combination of these attributes contribute to the efficacy of Brilacidin in these animal models. In December 2013, the Company filed an application with the U.S. Food and Drug Administration requesting Orphan Drug designation for Brilacidin as a drug candidate for the prevention oral mucositis in head and neck cancer. FDA has advised the company that the data would indicate the Brilacidin-OM could treat not only patients that have radiation induced OM but potentially treat as well patients with chemotherapy-induced OM. Therefore the target population would exceed the number of patients that would qualify for orphan drug designation.

Based on a successful meeting between PolyMedix, Inc. and the Food and Drug Administration in 2012 discussing a Phase 2 trial for Oral Mucositis, in September 2014 Cellceutix filed an IND (Investigative New Drug application) for its planned trial titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”.

Brilacidin for Diabetic Foot Ulcer, Ophthalmic, and Otitic Infections

Cellceutix is formulating and conducting preclinical experiments on Brilacidin for diabetic foot ulcer infections, ophthalmic (eye) infections, including keratitis and conjunctivitis; and for ear-related infections, such as otitis media. On July 14, 2014, the Company announced that a significant breakthrough had been made in the formulation of Brilacidin. Previously, Brilacidin was stored in a refrigerated state. The Company has now developed the formulation of Brilacidin to be stable at room temperature.

Further formulation work is needed for each indication. Upon a successful formulation the Company plans to advance these drugs into the clinic. The Company believes this work is challenging and and will be completed in the first quarter of 2015.

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

The Company is presently evaluating this drug for other diseases including Chronic Obstructive Pulmonary Disease (COPD).

Gram Negative Klebsiella

We are evaluating several novel antibiotic compounds against specific strains of multi-drug resistant Klebsiella pneumoniae. The research, which is government funded through existing grants to research institutions, is being conducted at a major university in Texas. We expect to advance a lead compound toward an IND filing in 2015.

Anti-Fungals

We have entered into a research collaboration with Fox Chase Chemical Diversity Center (FCCDC) which has led to an award of a Phase 2b Small Business Innovation Research (SBIR) grant from the National Institute of Allergy and Infectious Disease (NIAID). This $1.5 million dollar grant (over 2 years) will be directed into developing this technology platform on host defense protein (HDP) mimics for treatment of disseminated fungal infections, particularly those caused by Candida species. We expect to advance a lead compound toward an IND filing in 2015.

Other

Other product candidates, include; compounds active against other Gram-negative bacterias, malaria, tuberculosis, biowarfare pathogens, and PolyCide® antimicrobial biomaterials.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2014, 2013 and 2012 (rounded to nearest thousand):

	Years Ended June 30,
	2014	2013	2012

Net cash used in operating activities	$(7,510,000)	$(1,907,000)	$(694,000)
Net cash used in investing activities	$(2,650,000)	$(11,000)	$-
Net cash provided by financing activities	$12,193,000	$4,846,000	$653,000
Net increase (decrease) in cash and cash equivalents	$2,033,000	$2,928,000	$(41,000)

Our operating activities used cash of $7.5 million, $1.90 million and $0.69 million in 2014, 2013 and 2012, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

In 2014, our investing activities used cash of $2.7 million, including the purchases of property and equipment of $ 0.04 million and patents of $2.6 million. In 2013, our investing activities used cash of $0.01 million, including the purchases of patent of $0.01 million and no cash used in investing activities in 2012.

Our financing activities provided cash of $12.2 million, $4.9 million and $0.7 million in 2014, 2013 and 2012, respectively.

In 2014, we raised approximately $12.2 million in net cash proceeds, including $9.8 million in net proceeds from the sale of 5.7 million shares of our common stock to Aspire and $2.7 million from the exercise of warrants.

In 2013, we raised approximately $4.9 million in net cash proceeds, including $4.4 million in net proceeds from the sale of 2.7 million shares of our common stock to Aspire and $0.46 million from the exercise of common stock options, offset by payment of settlement liabilities of $0.3 million.

In 2012, we raised approximately $0.7 million in net cash proceeds, including $1.0 million in net proceeds from the sale of our common stock, offset by payment of settlement liabilities of $0.3 million and redemption of convertible debentures of $0.2 million.

Liquidity

As of June 30, 2014 the Company had a cash balance of approximately $5.0 million.

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

During the period from October 25, 2013 to June 30, 2014, the Company had completed sales to Aspire totaling 2,500,000 shares of common stock generating gross proceeds of approximately $4.2 million. As of June 30, 2014, a balance of $15.8 million remains and is available under the financing arrangement. From July 1, 2014 to September 10, 2014, the Company has generated additional proceeds of approximately $3,215,000 under the Common Stock Purchase Agreement with Aspire from the sale 1,900,000 shares of its common stock.

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

Subsequent Events

Equity Transactions

From July 1, 2014 to September 10, 2014, the Company has generated additional proceeds of approximately $3,215,000 under the Common Stock Purchase Agreement with Aspire from the sale 1,900,000 shares of its common stock.

On July 11, 2014, the Company received an exercise notice from a warrant holder for exercise of 200,000 warrants and the Company received the $200,000 on July 11, 2014.

Contractual Commitments

Clinical Trial Agreements between the Company and Contract Research Organizations- Oral Mucositis Trial

On September 8, 2014, the Company entered into a Clinical Trial Project Work Agreement with a Contract Research Organization (“CRO”). Terms include the Company making an upfront study advance retainer of $142,500 to the CRO from which all CRO Services and Pass-Through Costs will be deducted. For the duration of the Study, each time the amount remaining in the retainer falls below $50,000, Cellceutix will pay to the CRO $50,000 within 15 days of such notice (invoice), increasing the available retainer to approximately $100,000.

Clinical Costs. The clinical costs (Site Fees) will be invoiced separately based on monthly grant management reporting which is payable within 15 days upon invoice receipt. The costs will be determined by the number of patients needed for completion of the study which is unknown at this time. The agreement includes budgets for a wide range of the number of patients which may be needed in the study. The approximate budget range is from $1.5 million to $3 million.

End of study. Within 60 days of the project’s completion date, the CRO will deliver to Cellceutix a final accounting of the projects funding. Any unused funds will be returned to Cellceutix with 45 days of delivery of such final accounting.

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

Recently Issued Accounting Pronouncements

See Note 3 to Financial Statements, Summary of Significant Accounting Policies - Adoption of Recent Accounting Pronouncements and Pending Adoption of Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are primarily invested in money market funds with one major commercial bank with the primary objective to preserve our principal balance. Our deposits held with this bank exceed the amount of government insurance limits provided on our deposits and, therefore, we are exposed to credit risk in the event of default by the major commercial bank holding our cash balances. However, these deposits may be redeemed upon demand and, therefore, bear minimal risk. In addition, while changes in U.S. interest rates would affect the interest earned on our cash balances at June 30, 2014, such changes would not have a material adverse effect on our financial position or results of operations based on historical movements in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page 60.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of external financial statements in accordance with generally accepted accounting principles.

Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (1992).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls

Certain remediation initiatives took place during the year ended June 30, 2014, including hiring a full time accountant to segregate duties consistent with control objectives and to properly apply US GAAP accounting.

There have been no other changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Title
Leo Ehrlich	56	Chief Executive and Financial Officer; Chairman of the Board of Directors
Krishna Menon	67	President; Chief Scientific Officer, Director

Leo Ehrlich, CPA, On November 5, 2010, Leo Ehrlich, was appointed to serve as Chief Executive and Financial Officer, and Chairman of the Board of Directors. Previously he served as Chief Financial Officer (CFO) of Cellceutix Pharma since inception in June 2007. Following the acquisition, he was appointed CFO and a director. From June 1, 2005 until May 2007, Mr. Ehrlich was CFO and a director of Nanoviricides, Inc. Mr. Ehrlich is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

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

Dr. Barry Schechter M.D. On September 2, 2014 Cellceutix announced the appointment of Dr. Barry Schechter M.D. F.A.A.O. to the Cellceutix Board of Directors, effective October 1st, 2014. Dr. Schechter, a Principal and the Director of the Department of Cornea and External Disease at Florida Eye Microsurgical Institute, will bring years of experience to Cellceutix through his specialization in ocular pathology and diseases, including infections. The Company is engaged in preparing the contracts for this appointment and as of the date of this filing Dr Schechter is not yet a member of the Board.

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

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is referenced in the exhibit section of this Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and persons who own beneficially more than ten percent of our equity securities, are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission. They must also furnish copies of these reports to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2014 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended June 30, 2014 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the Named Executives).

Name and					Non-Equity
Principal				Option	Incentive Plan	All Other
Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Total
Dr. Krishna Menon (1)	2014	$444,675	$-	$-	$-	$-	$444,675
President, Chief Scientific Officer, Director	2013	$404,250	$-	$-	$-	$-	$404,250
	2012	$367,500	$-	$548,708	$-	$-	$916,208
	2011	$341,667	$-	$1,097,416	$-	$-	$1,439,083
	2010	$358,333	$-	$-	$-	$-	$358,333

Leo Ehrlich, (2)	2014	$444,675	$-	$-	$-	$-	$444,675
Chief Executive and Financial Officer, Chairman of the Board	2013	$404,250	$-	$-	$-	$-	$404,250
	2012	$367,500	$-	$1,446,708	$-	$-	$1,814,208
	2011	$300,000	$-	$1,097,416	$-	$-	$1,397,416
	2010	$250,000	$-	$-	$-	$-	$250,000

(1)	Dr. Menon has served as President, Chief Scientific Officer and a Director of the Company from June 2007 until present.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Celllceutix Common Stock as of September 5, 2014 (after giving effect to the Exchange) by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Cellceutix Common Stock, (ii) each of our directors, (iii) each of our named executive officers (as defined in Item 402(a)(3) of Regulation S-B under the Securities Act), and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Dr. Krishna Menon C/O Cellceutix(3) 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	39,048,286	30.56%

Leo Ehrlich (4) C/O Cellceutix 100 Cumming Ctr., Suite 151-B Beverley, MA 01915	35,905,482	26.73%

All Directors and Executive Officers as a Group (2 persons) (5)	74,953,768	49.21%

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

2.
For each shareholder, the calculation of percentage of beneficial ownership is based upon 109,787,129 shares of Common Stock outstanding as of June 30, 2014, and shares of Common Stock subject to options, warrants and/or conversion rights, including the conversion right of $0.50 for one share on Mr. Ehrlich’s convertible debt, held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

3.	Krishna Menon, Chief Scientific Officer. Includes 18,000,000 vested options granted to him under the 2010 Equity Inventive Plan currently exercisable.

4.
Leo Ehrlich, CEO, Chief Financial Officer and Director. (i) Includes 8,635,002 shares of Cellceutix common stock held by Mr. Ehrlich, (ii) includes 2,752,310 shares of Cellceutix’s common stock held by the wife of Leo Ehrlich, (iii) includes 4,518,170 shares of common stock into which the convertible loan in the amount of $2,022,527 and accrued interest $236,558 would be convertible at $.50 per share deemed to be outstanding, (iv) includes 18,000,000 vested options granted to him under the 2010 Equity Incentive Plan currently exercisable and (v) includes 2,000,000 options issued to him on May 8, 2012.

5.
Includes 68,953,768 shares of Common Stock directly and indirectly owned by the Executive Officers and Directors as a group, family members (see 4.), convertible loans (see 4.), and vested options (see 3. and 4.).

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

Innovative Medical Research Inc.

In September 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties whose term began on October 1, 2013. The lease is for five years ending on September 30, 2018, and requires monthly payments of $17,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellceutix, needed to co-sign the lease. Innovative Medical Research is subleasing 200 square feet of space, space previously leased by Cellceutix from Kard (see below) and pays Cellceutix $900 per month. Innovative Medical Research Inc. is not engaged in work for Cellceutix.

KARD Scientific, Inc.

Dr. Menon, the Company’s principal shareholder, President and Director also serves as the COO and Director of Kard Scientific. From December 7, 2007 to September 2013, Cellceutix Pharma was renting 200 square feet of office space from Kard Scientific, on a month to month basis for $900 per month. Cellceutix previously engaged Kard Scientific to conduct specified pre-clinical studies for the Company. We retained all intellectual property resulting from the services by KARD. As of September 1, 2013 we are no longer using Kard Scientific and research is being conducted by Cellceutix employees. We had incurred charges from Kard Scientific of approximately $2.6 million.

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

At June 30, 2014 and 2013, approximately $$237,000 and $294,000, respectively were accrued as interest expense on this note. As of June 30, 2014 and 2013, balance of the demand note was approximately $2,022,000. Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

Director Independence

Our common stock trades on the OTC Bulletin Board, OTCBB. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Holtz Rubenstein Reminick LLP for the audit of the Company’s annual financial statements for the fiscal years 2014, 2013 and 2012 respectively, and fees billed for other services provided by Holtz Rubenstein Reminick LLP for fiscal years 2013 and 2012. On June 1, 2013, Holtz Rubenstein Reminick LLP combined its practice (the "Merger") with Baker Tilly Virchow Krause, LLP. The engagement of Baker Tilly was approved by the Board of Directors on June 1, 2013. The Board of Directors has approved all of the following fees.
(Rounded to nearest thousand)

	Fiscal Year Ended
	2014	2013	2012

Audit Fees	$110,000	$101,000	$100,000	(1)
Audit related Fees	-	-	-
Tax Fees	-	-	-	(2)
Total Fees	$110,000	$101,000	$100,000

(1)	Includes fees for services related to the performance of the audit or review of the Company’s financial statements and costs associated with the S-3 registration statement

(2)	Includes fees for service related to tax compliance, tax advice, and tax planning

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits, Financial Statements and Schedules

(1)	See Index to Financial Statements and Supplemental Data on page 60.

(2)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Title	Method of Filing

2.1	Agreement and Plan of Share Exchange, by and among EconoShare, Inc., Cellceutix Pharma, Inc., and the Shareholders of Cellceutix Pharma, Inc. dated as of December 6, 2007	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed December 12, 2007
3.1	Articles of Incorporation of Cellceutix Pharma, Inc.	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed December 12, 2007
3.2	By-laws of Cellceutix Pharma, Inc.	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed December 12, 2007
3.4	Certificate Of Designations, Rights And Preferences Of The Series A Convertible Preferred Stock, May 9, 2012	Exhibit 3.4 to the Current Report on Form 8-K of the Company filed May 9, 2012
10.1	Employment Agreement between EconoShare, Inc. and George W. Evans dated December 7, 2007	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.2	Employment Agreement between EconoShare, Inc. and Krishna Menon dated December 7, 2007	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.3	Assignment Agreement between Cellceutix Pharma, Inc. and. Krishna Menon dated August 2, 2007	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.4	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.5	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.6	Assignment Agreement between Cellceutix Pharma, Inc. and Geetha Kamburath dated August 21, 2007	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.7	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated October 17, 2007	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.8	Assignment Agreement between Cellceutix Pharma, Inc. and Adam Harris dated October 17, 2007	Exhibit 10.8 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.9	Confidential Disclosure Agreement between Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28, 2007	Exhibit 10.9 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.10	Laboratory Services Agreement Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28, 2007	Exhibit 10.10 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.11	Cellceutix Lease with Kard Scientific, Inc. dated December 7, 2007	Exhibit 10.11 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.1.1	Security Agreement, dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners, White Star LLC, and Dahlia Nordlicht	Exhibit 10.1 to the Form 10-QSB/A of the Company for the quarter ended March 31, 2008 filed on May 15, 2008
10.2.2	Convertible Promissory Note dated as of May 7, 2008, between Cellceutix Corp. and Putnam Partners, White Star LLC, and Dahlia Nordlicht	Exhibit 10.2 to the Form 10-QSB/A of the Company for the quarter ended March 31, 2008 filed on May 15, 2008

10.3.4	Guaranty in favor of Putnam Partners, White Star LLC, and Dahlia Nordlicht dated as of May 7, 2008	Exhibit 10.3 to the Form 10-QSB/A of the Company for the quarter ended March 31, 2008 filed on May 15, 2008
10.13	Agreement with Paul Ginsburg, Attorney	Exhibit 99-1 to the Current Report on Form 8-K on Form 8-K of the Company filed on April 6, 2009
10.14	Consulting Agreement with Sylvia Holden, Consultant	Exhibit 99-2 to the Current Report on Form 8-K on Form 8-K of the Company filed on April 6, 2009
10.15	Cellceutix Corporation 2009 Stock Option Plan	Exhibit 99-3 to the Current Report on Form 8-K on Form 8-K of the Company filed on April 6, 2009
10.16	Consulting Agreement with James DeAngelis	Exhibit 99-1 to the Current Report on Form 8-K of the Company filed on May 21, 2009
10.17	Agreement between Cellceutix Pharma, Inc. and Girindus America dated June 22, 2009	Exhibit 10.17 to the Form 10-K of the Company for the year ended June 30, 2009 filed on October 8, 2009
10.18	Agreement between Cellceutix Corporation and Toxikon Corporation dated October 22, 2009	Exhibit 10.18 to the Form 10-Q of the Company for the quarter ended September 30, 2009 filed on November 16, 2009
10.19	Asset Purchase Agreement dated July 26, 2013 for the purchase of assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K on Form 8-K of the Company filed on September 9, 2013
10.20	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by US Court to Cellceutix	Exhibit 10 to the Form 10- K for the year ended June 30, 2013 filed on September 30, 2013
10.21
Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by US Court to Cellceutix
Exhibit 10 to the Form 10- K for the year ended June 30, 2013 filed on September 30, 2013
10.22	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania , Assigned by US Court to Cellceutix	Exhibit 10 to the Form 10- K for the year ended June 30, 2013 filed on September 30, 2013
10.24	Agreement between Cellceutix Corporation and Formatech Corporation dated March 22, 2010	Exhibit 10.24 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.25	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated November 03, 2009	Exhibit 10.25 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.26	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated May 07, 2009	Exhibit 10.26 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.27	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.28	Putnam Partners, Amended and Security Agreement, Amended Convertible Promissory Note and Guaranty as of January 1, 2010	Exhibit 10.28 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.29	White Star LLC Amended and Security Agreement, Amended Convertible Promissory Note and Guaranty as of January 1, 2010	Exhibit 10.29 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.30	Dahlia Nordlicht Amended and Security Agreement, Amended Convertible Promissory Note and Guaranty as of January 1, 2010	Exhibit 10.30 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.31	Employment Agreement between Cellceutix Corporation and Krishna Menon	Exhibit 99-2 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.32	Employment Agreement between Cellceutix Corporation and Leo Ehrlich	Exhibit 99-1 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.33	Cellceutix Corporation 2010 Equity Incentive Plan filed on Menon	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.34	Settlement Agreement between Cellceutix Corporation and George W. Evans, dated February 14, 2011	Exhibit 10.31 to the Form 10-Q of the Company for the quarter ended December 31, 2010 filed on February 22, 2011
10.35
Form of Subscription Agreement. Offering by the Company of a maximum of up to 2,500,000 shares at $0.40 per share of the Company's Class A common stock with one Stock Purchase Warrant exercisable at $1.00 for each share of Common Stock, dated October 11, 2011
Exhibit 10.35 to the Form 10- K for the year ended June 30, 2011 filed on October 13, 2011

10.36	Subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000, dated May 8, 2012	Exhibit 10.34 to the Current Report on Form 8-K of the Company filed May 9, 2012
10.37	Registration Rights Agreement, dated as of December 06, 2012 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on December 10, 2012
10.38	Common Stock Purchase Agreement, dated as of December 06, 2012, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 10, 2012
10.39	Mutual Termination Agreement for the sale of $1,000,000 Series A Convertible Preferred Shares	Exhibit 10.39 to the Current Report on Form 8-K of the Company filed on January 08, 2013
10.40	First Amendment to Asset Purchase agreement dated August 30, 2013 and completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 9, 2013
10.41	Registration Rights Agreement, dated as of October 25, 2013 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.42	Common Stock Purchase Agreement, dated as of October 25, 2013, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.43	Intellectual Property Acquired From Polymedix	Exhibit10.37 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.44	Material Transfer Agreement With Beth Israel Deaconess	Exhibit10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.45	Lease Between Cellceutix Corporation And Cummings Properties	Exhibit10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.46	Cellceutix Aruda Agreement	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.47	Amendment To Menon-Cellceutix Agreement Without Changing The Total Royalties Payable Under The Terms Of The Prior Agreement,	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.48	Assignment of Patent rights to Cellceutix by Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014
14.15	Code of Ethics	Exhibit 10.15 to the Form 10-KSB of the Company for the year ended June 30, 2008 filed on September 24, 2008
23	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	Furnished herewith
31.1	Chairman of the Board and President Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.1	Chairman of the Board and President Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
Furnished herewith

(b)	Reports on Form 8-K

(1)
The Company filed a Form 8-K on August 28, 2014 related to Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, related to the appointment to a new member to the Board of Directors effective October 1, 2014: and Item 8.01 Other Events, related to the above exhibits 10.46, 10.47 and 10.48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellceutix Corporation
(Registrant)

Date: September 15, 2014	By:	/s/ Leo Ehrlich
(Leo Ehrlich,
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary)

Cellceutix Corporation
(Registrant)

Date: September 15, 2014	By:	/s/ Krishna Menon
(Krishna Menon,
President and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 15, 2014
(Leo Ehrlich)	Principal Accounting Officer, and Secretary

/s/ Krishna Menon	President and Director	September 15, 2014
(Krishna Menon)

CELLCEUTIX CORPORATION AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Cellceutix Corporation
Beverly, Massachusetts

We have audited the accompanying consolidated balance sheets of Cellceutix Corporation as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2014, 2013 and 2012. We have also audited Cellceutix Corporation's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cellceutix Corporation as of June 30, 2014 and 2013 and the results of their operations and cash flows for the years ended June 30, 2014, 2013 and 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Cellceutix Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues and has a history of recurring losses from operations and a negative working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP
New York, New York
September 15, 2014

CELLCEUTIX CORPORATION
CONSOLIDATED BALANCE SHEETS AS AT JUNE 30, 2014 AND JUNE 30, 2013
(Rounded to nearest thousand except for per share data)

	June 30,	June 30,
	2014	2013
ASSETS
Current Assets:
Cash	$4,988,000	$2,955,000
Prepaid expenses and security deposits	568,000	5,000
Total Current Assets	5,556,000	2,960,000

Other Assets:
Patent costs - net	4,962,000	10,000
Property, plant and equipment -net	39,000	-
Deferred offering costs	295,000	-
Total Other Assets	5,296,000	10,000

Total Assets	$10,852,000	$2,970,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,708,000 and $1,704,000, respectively)	$2,664,000	$1,849,000
Accrued expenses - (including related party accruals of approx. $290,000 and $354,000, respectively)	336,000	554,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $3,210,000 and $3,427,000, respectively)	3,224,000	3,431,000
Accrued settlement costs	-	284,000
Note payable - related party	2,022,000	2,022,000
Redeemable Common Stock	1,400,000	-
Total Current Liabilities	9,646,000	8,140,000

Total Liabilities	9,646,000	8,140,000

Commitments and contingencies (Note 9)

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 109,787,129 issued and 109,787,129 outstanding as of June 30, 2014 and 100,456,068 issued and 99,073,984 outstanding as of June 30, 2013	11,000	10,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 & June 30, 2013, respectively	-	-
Additional paid-in capital	29,215,000	14,868,000
Accumulated deficit	(28,020,000)	(19,773,000)
Treasury stock - 0 and 1,382,084 shares at cost - as of June 30, 2014 and June 30, 2013, respectively	-	(275,000)
Total Stockholders' Equity (Deficit)	1,206,000	(5,170,000)

Total Liabilities and Stockholders' Equity (Deficit)	$10,852,000	$2,970,000

The accompanying notes are an integral part of these consolidated financial statements

CELLCEUTIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2014
(Rounded to nearest thousand except for per share data)

	2014	2013	2012

Revenues	$-	$-	$-

Operating expenses:
Research and development expenses	6,344,000	1,510,000	633,000
General and administrative expenses	872,000	399,000	304,000
Officers' payroll and payroll tax expenses	505,000	459,000	2,413,000
Professional fees	317,000	615,000	847,000

Total operating expenses	8,038,000	2,983,000	4,197,000

Loss from operations	(8,038,000)	(2,983,000)	(4,197,000)

Other expenses
Interest income	1,000	-	-
Interest expense	(210,000)	(241,000)	(257,000)
Loss on financial instruments	-	-	(440,000)
Total other expenses	(209,000)	(241,000)	(697,000)

Loss before provision for income taxes	(8,247,000)	(3,224,000)	(4,894,000)
Provision for income taxes	-	-	-

Net loss	$(8,247,000)	$(3,224,000)	$(4,894,000)

Deemed dividends	(1,980,000)	(212,000)	(66,000)
Net loss attributable to common stockholders	$(10,227,000)	$(3,436,000)	$(4,960,000)

Basic and diluted loss per share
attributable to common stockholders	$(0.10)	$(0.04)	$(0.06)

Weighted average number of common shares	105,044,985	94,980,552	90,159,045

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2014
(Rounded to nearest thousand, except for no of share & per share data)

	Preferred Stock		Common Stock		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$ 0.001	Shares	$ 0.0001	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2011	-	$-	91,720,646	$9,172	$4,839,000	$(11,377,000)	4,142,084	$(759,000)	$(7,288,000)
									-
Issuance of stock options	-	-	-	-	2,114,000	-	-	-	2,114,000
									-
Convertible debentures converted to common stock	-	-	707,277	71	354,000	-	-	-	354,000
									-
Shares issued for services, August 29, 2011 to June 29,2012 at $0.38 to $0.62	-	-	1,165,228	116	548,000	-	-	-	548,000
									-
Issuance of capital stock	-	-	2,500,000	250	582,000	-	-	-	582,000
									-
Reclassification of warrants into equity	-	-	-	-	858,000	-	-	-	858,000
									-
Issuance of preferred stock	10,000	10	-	-	100,000	-	-	-	100,000

Conversion of preferred stock to common stock	(10,000)	(10)	255,754	26	-	-	-	-	-

Cancellation of treasury stock	-	-	(1,380,000)	(138)	(232,000)	-	(1,380,000)	232,000	-

Deemed dividends	-	-	-	-	66,000	(66,000)	-	-	-

Net loss	-	-	-	-	-	(4,894,000)	-	-	(4,894,000)
Balance at June 30, 2012	-	$-	94,968,905	$9,497	$9,229,000	$(16,337,000)	2,762,084	$(527,000)	$(7,626,000)

Issuance of stock options	-	-	-	-	217,000	-	-	-	217,000

Shares issued for services, at $0.59 to $1.78	-	-	130,000	14	97,000	-	-	-	97,000

Shares sold to Aspire from December 6, 2012 to June 30, 2013 at $0.89 to $1.97	-	-	2,712,208	271	4,382,000	-	-	-	4,382,000

Shares issued as commitment fee, December 6, 2012 at $0.89	-	-	336,625	34	300,000	-	-	-	300,000

Offering cost	-	-	-	-	(300,000)	-	-	-	(300,000)

Shares issued for charity donation, May 31, 2013 at $2.2		-	100,000	10	220,000	-	-	-	220,000

Exercise of stock options	-	-	2,255,000	225	278,000	-	-	-	278,000

Exercise of warrants	-	-	741,000	74	185,000	-	-	-	185,000

Issuance of preferred stock	30,000	30	-	-	300,000	-	-	-	300,000

Conversion of preferred stock to common stock	(30,000)	(30)	592,330	59	-	-	-	-	-

Cancellation of treasury stock		-	(1,380,000)	(138)	(252,000)	-	(1,380,000)	252,000	-

Deemed dividends	-	-	-	-	212,000	(212,000)	-	-	-
						-
Net loss	-	-	-	-	-	(3,224,000)	-	-	(3,224,000)
Balance at June 30, 2013	-	$-	100,456,068	$10,046	$14,868,000	$(19,773,000)	1,382,084	$(275,000)	$(5,171,000)

Shares issued for assets of Polymedix at $1.93, net of $1.4 million Redeemable Common Stock liability	-	-	1,400,000	140	1,302,000	-	-	-	1,302,000
									-
Issuance of stock options	-	-	-	-	109,000	-	-	-	109,000
									-
Exercise of warrants	-	-	3,148,084	315	2,700,000				2,700,000
									-
Shares sold to Aspire under December 2012 Agreement at $1.66-$1.94	-	-	3,204,537	320	5,617,000	-	-	-	5,618,000
									-
Shares issued to employees for year ended bonus at $1.85 for 5,000 shares and $1.6 for 60,000 shares			65,000	7	105,000	-	-	-	105,000
									-
Shares sold to Aspire under October 2013 Agreement at $1.64-$1.82	-	-	2,500,000	250	4,154,000	-	-	-	4,155,000
									-
Shares issued for offering cost at $1.77			210,523	21	373,000	-	-	-	373,000
									-
Offering cost	-	-	-	-	(77,000)	-	-	-	(77,000)
									-
Shares issued to consultants at $1.64-$2.09			160,000	16	305,000	-	-	-	305,000
									-
Exercise of options	-	-	25,000	2	5,000	-	-	-	5,000
									-
Issuance of stock warrants					29,000				29,000
									-
Cancellation of treasury stock	-	-	(1,382,083)	(138)	(275,000)	-	(1,382,084)	275,000	-

Deemed dividends of $1,979,706	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(8,247,000)	-	-	(8,247,000)
Balance at 6/30/2014	-	$-	109,787,129	$10,979	$29,215,000	$(28,020,000)	-	$-	$1,206,000

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2014

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,247,000)	$(3,224,000)	$(4,894,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	73,000	-	-
Common stock and stock options issued as
payment for services compensation, services
rendered and financing costs	548,000	299,000	2,566,000
Common stock issued as charitable contributions	-	220,000	138,000
Amortization of accrued settlement costs	-	39,000	60,000
Amortization of patent costs	285,000	1,000	-
Depreciation of equipment	4,000	-	-
Loss on financial instruments	-	-	440,000
Changes in operating assets and liabilities:
Other receivables	-	-	204,000
Prepaid expenses and security deposits	(563,000)	(5,000)	(1,000)
Accounts payable	815,000	(117,000)	(174,000)
Accrued expenses	(218,000)	238,000	208,000
Accrued officers' salaries and payroll taxes	(207,000)	642,000	759,000

Net cash used in operating activities	(7,510,000)	(1,907,000)	(694,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	24,000	-	-
Additions to property, plant and equipment	(43,000)	-	-
Patent costs	(2,631,000)	(11,000)	-

Net cash used in investing activities	(2,650,000)	(11,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	9,772,000	4,382,000	100,000
Sale of preferred stock	-	300,000	-
Payment of settlement liabilities	(284,000)	(300,000)	(300,000)
Loan from officer	-	-	20,000
Redemption of convertible debentures	-	-	(167,000)
Proceeds from subscription	-	-	1,000,000
Exercise of stock options and warrants	2,705,000	464,000	-

Net cash provided by financing activities	12,193,000	4,846,000	653,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,033,000	$2,928,000	$(41,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,955,000	27,000	68,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,988,000	$2,955,000	$27,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$259,000	$223,000	$83,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Debt converted to common stock	$-	$-	$354,000
Cancellation of treasury stock	$(275,000)	$(253,000)	$(232,000)
Reclassification of warrants to equity	$-	$-	$858,000
Deemed dividend from beneficial conversion feature on preferred stock	$-	$53,000	$18,000
Deemed dividend - warrants	$1,980,000	$159,000	$48,000
Conversion of preferred stock into common stock	$-	$-	$-
Shares issued as deferred offering costs	$373,000	$300,000	$-
Shares issued for acquisition of patent and equipment	$2,702,000	$-	$-
Redeemable common stock	$1,400,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2014

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

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2014, we had $4,988,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred during the three fiscal years ended June 30, 2014, 2013 and 2012, amounted to $8,247,000, $3,224,000, and $4,894,000, respectively and a working capital deficit of approximately $4,090,000 and $5,180,000, respectively at June 30, 2014 and 2013. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital.

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

3. Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets, measurement of stock-based compensation, and the periods of performance under collaborative research and development agreements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2014 and 2013.

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

Machinery and equipment 5 Years

Intangible Assets – Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2014 and 2013, carrying value of patent was approximately $4,962,000 and $10,000, respectively. Amortization expense for the fiscal years ended June 30, 2014, 2013 and 2012, was approximately $285,000, $1,000 and $0, respectively.

As of June 30, 2014, the Company has expensed the costs associated with obtaining patents that have not yet developed products nor which have gained market acceptance and the Company has or will let these patents go abandoned. For the fiscal years ended June 30, 2014, 2013 and 2012, the Company has charged to operations approximately $136,000, $29,000 and $99,000, respectively as patent expenses included in general and administration expenses.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the fiscal years ended June 30, 2014, 2013 and 2012, no impairment expense was recorded.

Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The fair value hierarchy has the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3—unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the fiscal years ended June 30, 2014, 2013 and 2012, the Company incurred approximately $6,344,000, $1,510,000 and $633,000 of research and development costs, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2012 and forward years are still open for examination.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2014, 2013 and 2012, because their effect is anti-dilutive (See note 12).

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

The components of stock based compensation related to stock options in the Company’s Statement of Operations for the fiscal years ended June 30, 2014, 2013 and 2012 are as follows(rounded to nearest thousand):

	June 30, 2014	June 30, 2013	June 30, 2012
Research and development expenses
Professional fees	$389,000	$-	$-

General and administrative expenses
Employees’ bonus	$105,000	$-	$-
Consulting	54,000	299,000	571,000
Charitable contribution	-	220,000	138,000

Officers’ payroll and payroll expenses	-	-	1,995,000
Total share-based compensation expense	$548,000	$519,000	$2,704,000

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to early adopt this ASU effective with this Annual Report on Form 10-K and its adoption resulted in the removal of previously required development stage disclosures.

Standards Issued Not Yet Adopted

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management is currently reviewing this guidance to determine the impact it may have, if any, on our financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets – patents rights – Brilacidin, Delparantag and other related compounds	$4,706,000
Tangible assets - Laboratory equipment and computer systems	$96,000

These acquired tangible assets of $96,000 were expensed to research and development costs in September 2013.

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	June 30, 2014	June 30, 2013

Purchased Patent Rights– Brilacidin, and related compounds (note 4)	14	$4,082,000	$-
Purchased Patent Rights–Delparantag and related compounds (note 4)	12	480,000	-
Purchased Patent Rights–Anti-microbial- surfactants and related compounds (note 4)	12	144,000	-
Patents – Kevetrin and related compounds	17	542,000	11,000

		$5,248,000	$11,000
Accumulated amortization		286,000	1,000
		$4,962,000	$10,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the fiscal years ended June 30, 2014, 2013 and 2012, was approximately $285,000, $1,000 and $0, respectively.

At June 30, 2014, the amortization period for all patents was approximately 11.25 to 16.7 years. Future estimated annual amortization expenses are approximately $375,000 for years from 2015 to 2025, $333,000 for the year 2026, $323,000 for the year 2027, $86,000 for the year 2028 and $32,000 for Year 2029 and 2031.

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	June 30, 2014	June 30, 2013

Testing equipment	$43,000	$-
Accumulated depreciation	4,000	-
	$39,000	$-

Depreciation expense for the fiscal years ended June 30, 2014, 2013 and 2012 was approximately $4,000, $0 and $0, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2014	June 30, 2013

Accrued research and development consulting fees	$46,000	$200,000
Accrued rent (Note 10) – related parties	53,000	60,000
Accrued interest – related parties	237,000	294,000

Total	$336,000	$554,000

8. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2014	June 30, 2013

Accrued salaries – related parties	$3,032,000	$3,244,000
Accrued payroll taxes – related parties	149,000	152,000
Withholding tax – related parties	29,000	31,000
Other	14,000	4,000
Total	$3,224,000	$3,431,000

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary of $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. On January 1, 2014 the Board approved the extension of the employment agreements for a one year period with a 10% increase in salary from the calendar year 2013 annual salary of $423,500, to an annual salary of $465,850.

During the fiscal years ended June 30, 2014, 2013 and 2012, the total payroll paid to two executive officers was $889,000, $809,000 and $735,000, respectively. Out of these, the Company has included approximately $400,000, $364,000 and $331,000 of payroll expense paid to Mr. Krishna Menon in research and development expense, respectively. The remaining balance of $489,000, $445,000 and $404,000 was included in officers’ payroll and payroll tax expenses during the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

9. Commitments and Contingencies

Legal

Formatech is a former vendor of ours which had received 184,375 shares of Cellceutix Class A Common Stock (“Cellceutix Stock”) for services that were not completed. Formatech had gone bankrupt while still in possession of the Cellceutix Stock. In July 2012, the US Bankruptcy Court allowed the trustee of the Formatech estate to sell the Cellceutix Stock. We have been advised that the stock has been sold in 2013 and the funds released to the secured creditors of Formatech. Cellceutix presently is in the unsecured creditors class and does not expect to receive any proceeds. On August 27, 2014 an offer has been made by the court trustee in the case of our litigation with the Estate of Formatech, offering Cellceutix $10,000 and the Board of Directors approved the acceptance of this offer to be collected by our counsel, Joe Evans.

Lease Commitments

Operating Leases

Cellceutix Corporation signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellceutix, have co-signed the lease and will sublease 200 square feet of space previously used by Cellceutix and pay Cellceutix $900 per month.

Future minimum lease payments required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2015	$207,000
2016	207,000
2017	207,000
2018	207,000
2019	54,000
Total minimum payments	$882,000

Rent expense, net of lease income, under this operating lease agreement was approximately $162,000, $11,000 and $11,000 for the years ended June 30, 2014, 2013 and 2012, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 10. Related Party Transactions.

Contractual Commitments

Clinical Trial Agreements between the Company and Contract Research Organizations- ABSSSI Trial

In December 2013, the Company entered into Clinical Trial Agreements with a Contract Research Organization (“CRO”). Terms include the Company making an upfront study advance of approximately $460,000 to the CRO and seven additional similar monthly payments to the CRO while the study is actively recruiting and treating patients. The advance will be earned as subjects are randomized into the Study. The Company has other terms with the CRO which allow for a bonus payment of $125,000, which the CRO has met; a non-refundable administrative start-up cost of $12,500 per Study Site; payment to CRO for pass-through costs within thirty days of receipt of invoice and third-party documentation from CRO; and pass-through costs which are subject to a 15% invoicing fee.

Starting from December 2013 to June 30, 2014, the Company expensed approximately $1.87 million related to this CRO, and recorded the expenses under research and development costs in the statements of operations.

Clinical Trial Agreements between the Company and Contract Research Organizations- Phase 1 Trial

In December 2013, the Company entered into a Clinical Trial Agreement with a Contract Research Organization (“CRO”) to conduct a Phase 1 Pharmacokinetic and Bioequivalence study for the Company. The Company has agreed to pay the CRO approximately $250,000 for this study.

Starting from December 2013 to June 30, 2014, the Company expensed approximately $96,000 related to this CRO, and recorded the expenses under research and development costs in the statements of operations.

10. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from Kard. For the years ended June 30, 2014, 2013 and 2012, the Company has included approximately $1,800, $10,800 and $10,800 of rent expense paid to KARD in general and administrative expenses, respectively. At June 30, 2014 and June 30, 2013, rent payables to KARD of approximately $53,000 and $60,000, respectively, were included in accrued expenses.

In September 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month , the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of $9,000 to Cellceutix from September 1, 2013 to June 30, 2014 and the rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company has now developed its own research study capabilities and no longer uses KARD. At June 30, 2014 and June 30, 2013, the accrued research and development expenses to KARD of approximately $1,686,000 was included in accounts payable.

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

At June 30, 2014 and June 30, 2013, approximately $237,000 and $294,000 was accrued as interest expense on this note. As of June 30, 2014 and 2013, principal balances of the demand note was approximately $2,022,000 and $2,022,000, respectively.

12. Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended June 30,
	2014	2013	2012

Weighted average shares outstanding-basic	105,044,985	94,980,552	90,159,045
Dilutive options and restricted stock	-	-	-
Weighted average shares outstanding-diluted	105,044,985	94,980,552	90,159,045

Antidilutive securities not included:
Options	43,485,670	43,774,022	45,855,288
Warrants	2,448,000	5,571,084	5,719,754
	45,933,670	49,345,106	51,575,042

13. Stock Options and Warrants

Consulting Agreement

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock. Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000. The monthly fee was increased to $6,000 beginning in November 2012. The remainder of the agreement remains unchanged. Through June 30, 2013, the Consultant had been awarded a total of 480,000 options to purchase common stock valued at inception approximately $284,000 to be vested over one year from date of issuance. Effective April 1, 2013, the consulting agreement was terminated and the consultant was employed as an employee. For the fiscal years ended June 30, 2014, 2013 and 2012, the Company has expensed $54,000, $217,000 and $65,000, respectively, to professional fees expense, related to these options and remeasurement.

Stock Options

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

On April 1, 2014 the Board of Directors approved a stock option grant, for services rendered from January 7, 2014 to July 6, 2014, to a consultant to purchase 40,000 shares of common stock exercisable at $1.64 per share. The option was vested on April 1, 2014,the option life is 5 years and will expire on March 31, 2019. In addition, the Company will pay the consultant $20,000 per month during the six month period from January 7, 2014 to July 6, 2014. The total value of this 40,000 shares of stock option was $55,396 and charged to additional paid-in capital on April 1, 2014. The assumptions we used in the Black Scholes option-pricing model were disclosed as below.

The fair value of options granted for the years ended June 30, 2014, 2013 and 2012 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30
	2014	2013	2012
Expected term (in years)	3-5	5-10	3-10
Expected stock price volatility	91.25% - 124.94%	133.51% - 137.33%	138.64% - 148.15%
Risk-free interest rate	0.9% – 1.98%	0.55% – 1.98%	0.43% – 3.0%
Expected dividend yield	0	0	0

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2011	39,042,500	$0.12	9.40	$24,003,000
Granted	2,235,000	0.52	9.47
Exercised	-	-
Forfeited/expired	-	-
Outstanding at June 30, 2012	41,277,500	$0.14	8.46	$21,186,000

Granted	120,000	1.09
Exercised	(2,255,000)	0.12
Forfeited/expired	-
Outstanding at June 30, 2013	39,142,500	$0.14	7.47	$64,169,000
Granted	-	-
Exercised	(25,000)	0.20
Forfeited/expired	(150,000)	0.23
Outstanding at June 30, 2014	38,967,500	$0.14	6.50	$59,613,000

Exercisable at June 30, 2014	38,967,500	$0.14	6.50	$59,613,000

The exercise of 25,000 Common Stock options at $0.20 per share at $5,000 on March 18, 2014 was disclosed at Note 14 Equity Transactions.

The Company recognized approximately $548,000, $519,000 and $2,704,000 of stock based compensation costs related to stock and stock options awards for the years ended June 30, 2014, 2013 and 2012, respectively.

Stock Warrants

For the fiscal year ended June 30, 2012

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

For the fiscal year ended June 30, 2013

On March 5, 2013 the Company issued 370,500 Class A common shares par value $.0001 to each of two warrant holders upon exercise of Common Stock Purchase Warrants exercisable at $0.25 per share. The Company received an aggregate of $185,250. The issuance was exempt from registration under Section 4(2) of the Securities Act.

For the fiscal year ended June 30, 2014

From July 19, 2013 to June 30, 2014, the Company issued 2,300,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $2,300,000. The issuance was exempt from registration under Section 4(2) of the Securities Act. In addition, on January 3, 2014, the Company issued 200,000 Class A common shares par value $.0001 to same warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share and received an aggregate of $200,000 (See Note 14 Equity Transactions).

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

The deemed dividend of $1,980,000 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of the range from $0.50 to $1.50 per share which were the contemporaneous private placement offering price. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	0.29%
Average expected life- years	2
Expected volatility	55.22%
Expected dividends	0

On January 23, 2014, the Company issued 25,000 shares of restricted common stock and 25,000 common share purchase warrants exercisable at $1.79 a share to one consultant. The shares vested on March 31, 2014, valued at approximately $45,000 and the option life is three years and valued at approximately $29,000.
.

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2011	2,964,000	$0.81	2.51	$408,000
Granted	2,755,754	0.40
Exercised	-		-
Forfeited/expired	-	-	-
Outstanding at June 30, 2012	5,719,754	$0.87	2.02	$475,000
Granted	592,330	0.51	4.17
Exercised	(741,000)	0.25	-
Forfeited/expired	-	-	-
Outstanding at June 30, 2013	5,571,084	$0.92	1.43	$4,794,000
Extended	2,223,000	1.00	1.50
Granted	25,000	1.79	2.57
Exercised	(3,148,084)	1.00	-
Expired	(2,223,000)	1.00	-
Outstanding at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000

Exercisable at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000

14. Equity Transactions

For the fiscal year ended June 30, 2012

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

Issuance of Common Stock to Consultants For Services

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

On November 8, 2011, the Company issued a total of 125,000 shares of Class A common stock to two consultants and a member of its scientific advisory board valued at approximately $51,000.

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

On May 29, 2012, the Company issued 25,000 shares of Class A common stock to a consultant valued at approximately $13,000.

On June 29, 2012, the Company issued 50,000 shares of Class A common stock to a consultant valued at approximately $31,000.

Issuance of Common Stock For Charity Donation

On March 7, 2012, the Company issued a total of 265,228 shares of Class A common stock as charitable contributions valued at approximately $138,000.

For the fiscal year ended June 30, 2013

Series A Convertible Preferred Shares Subscription Agreement

From July 3, 2012 to September 20, 2012, four tranche funding made to purchase Series A Convertible Preferred shares in the amount of $75,000 each for the purchase 7,500 Series A Convertible Preferred Shares, with total of $300,000.

From August 1, 2012 to September 24, 2012 the subscribers converted 30,000 Preferred Shares equal to $300,000 face value at $0.485 to $0.527 per share based on 85% of the closing bid price on July 25, 2012 of $0.59 to August 31, 2012 of $0.62. The company issued to the subscribers 592,230 shares of Cellceutix Class A common stock. In connection thereto the Company issued 592,230 warrants to purchase Class A common shares of Cellceutix Corporation at a range of $0.485 to $0.527 per share and is valid for five years. The shares and the warrants were subject to piggy back registration rights and were registered in the Company’s Form S-3 filed January 18, 2013.

$10 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC- December 2012 Agreement

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

During the fiscal year ended June 30, 2014 and 2013, the Company, under its prior purchase agreement with Aspire, had completed sales to Aspire totaling 3,204,537 shares and 2,712,208 shares of common stock generating gross proceeds of approximately $10,000,000 and $4,383,000, respectively.

Issuance of Common Stock to Consultants For Services

On July 25, 2012, the Company issued a total of 25,000 Class A common shares to consultants for services, valued at approximately $15,000 based on the closing bid price as quoted on the OTC Bulletin Board on July 24, 2012 at $.59 per share.

On August 26, 2012, the Company issued a total of 50,000 Class A common shares to consultants for services, valued at $30,000 based on the closing bid price as quoted on the OTC Bulletin Board on August 25, 2012 at $0.60 per share.

On October 24, 2012 the Company issued a total of 50,000 Class A common shares to consultants for services through December 31, 2012, valued at approximately $44,000 based on the closing bid price as quoted on the OTC Bulletin Board on October 23, 2012 at $0.87 per share.

On June 30, 2013, the Company issued 5,000 Class A common shares to a consultant for service, valued at $8,900 based on the closing bid price as quoted on the OTC Bulletin Board on June 30, 2013 at $1.78 per share.

Issuance of Common Stock For Charity Donation

On May 31, 2013, the Company issued 100,000 Class A common shares to a charity donation, valued at $220,000 based on the closing bid price as quoted on the OTC Bulletin Board on May 31, 2013 at $2.20 per share.

Issuance of Common Stock by Exercise of 2,255,000 Common Stock Options

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

On December 19, 2012 the Company issued 320,000 Class A common shares par value $.0001 to a consultant upon exercise of stock options granted to him pursuant to the Company’s 2009 and 2010 Equity Incentive Plans of which 80,000 were granted on March 2, 2009, exercisable at $0.14 per share; 200,000 were granted on February 8, 2011, exercisable at $0.20 per share; and 40,000 were granted on February 17, 2011 exercisable at $.20 per share. The Company received approximately $59,000.

On December 21, 2012 the Company issued 1,680,000 Class A common shares to a consultant upon exercise of Stock Options granted on December 29, 2010 under the Company’s 2010 Equity Incentive Plan and exercisable at $0.10 per share. The Company received $168,000.

For the fiscal year ended June 30, 2014

Polymedix Trustee

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. The purchase price included the issuance of 1,400,000 shares of the Company’s Class A common stock at $1.93 and recorded at $1,302,000, net of $1,400,000 of Redeemable Common Stock Liability under Current Liability.

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – October 2013 Agreement

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 will be amortized as the funding is received. The amortized amount of $77,000 was debited to additional paid-in capital. The unamortized portion is carried on the balance sheet as deferred offering costs and was $295,000 at June 30, 2014.

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

During the period from October 25, 2013 to June 30, 2014, the Company had completed sales to Aspire totaling 2,500,000 shares of common stock generating gross proceeds of approximately $4.2 million. As of June 30, 2014, a balance of $15.8 million remains and is available under the financing arrangement. From July 1, 2014 to September 10, 2014, the Company has generated additional proceeds of approximately $3,215,000 under the Common Stock Purchase Agreement with Aspire from the sale 1,900,000 shares of its common stock.

Issuance of Common Stock by Exercise of Common Stock Purchase Warrants

During the year ended June 30, 2014, the Company issued 2,300,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $2,300,000 from the exercise of these warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

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

On January 23, 2014, the Company issued 25,000 shares of restricted Class A common stock and 25,000 stock options exercisable at $1.79 per share to a consultant. The shares were granted on January 23, 2014 and vested on March 31, 2014 were valued at $44,750. The option life is three years and valued at approximately $29,000.

On January 23, 2014, the Company further issued 25,000 shares of restricted Class A common shares par value $.0001 at $1.79 per share to a consultant. The shares were granted on January 23, 2014, vested on March 31, 2014, and were valued at approximately $45,000.

On March 31, 2014, the Company issued 25,000 shares of restricted Class A common shares, par value $.0001, to a consultant for prior services rendered. The shares were granted and vested on March 31, 2014. The shares were valued at $41,000.

15. Income Taxes

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $17,195,000 at June 30, 2014. The loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the potential limitation and the Company’s historical losses, the Company has placed a full valuation allowance. The valuation allowance increased by approximate $3,619,000 at June 30, 2014, $1,359,000 at June 30, 2013 and $1,278,000 at June 30, 2012.

The income tax provision benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

	June 30, 2014	June 30, 2013	June 30, 2012
Book income at federal statutory rate	34.00%	34.00%	34.00%
State income tax, net of federal tax benefit	5.33%	5.51%	4.72%
Change in valuation allowance	(43.87%)	(42.15%)	(25.86%)
Research and development credit	7.69%	4.68%	1.28%
Permanent difference	(2.62%)	(1.59%)	(6.22%)
Others - net	(0.53%)	(0.45%)	(7.92%)
Total	0.00%	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the years ended June 30, 2014 and 2013. The components of deferred tax assets as of June 30, 2014 and 2013 are as follows (rounded to nearest thousand):

	June 30, 2014	June 30, 2013
Deferred tax (liability) asset:
Net operating loss carry forwards	6,839,000	3,256,000
Accrued payroll	$1,265,000	$1,351,000
Stock compensation	1,567,000	1,964,000
Other	164,000	212,000
Research and development credit	936,000	370,000
	$10,771,000	$7,153,000
Valuation allowance	(10,771,000)	(7,153,000)
Total deferred taxes	$-	$-

16. Subsequent Events

Equity Transactions

From July 1, 2014 to September 10, 2014, the Company has generated additional proceeds of approximately $3,215,000 under the Common Stock Purchase Agreement with Aspire from the sale 1,900,000 shares of its common stock.

On July 11, 2014, the Company received an exercise notice from a warrant holder for exercise of 200,000 warrants and the Company received the $200,000 on July 11, 2014.

Contractual Commitments

Clinical Trial Agreements between the Company and Contract Research Organizations- Oral Mucositis Trial

On September 8, 2014, the Company entered into a Clinical Trial Project Work Agreement with a Contract Research Organization (“CRO”). Terms include the Company making an upfront study advance retainer of $142,500 to the CRO from which all CRO Services and Pass-Through Costs will be deducted. For the duration of the Study, each time the amount remaining in the retainer falls below $50,000, Cellceutix will pay to the CRO $50,000 within 15 days of such notice (invoice), increasing the available retainer to approximately $100,000.

Clinical Costs. The clinical costs (Site Fees) will be invoiced separately based on monthly grant management reporting which is payable within 15 days upon invoice receipt. The costs will be determined by the number of patients needed for completion of the study which is unknown at this time. The agreement includes budgets for a wide range of the number of patients which may be needed in the study. The approximate budget range is from $1.5 million to $3 million.

End of study. Within 60 days of the project’s completion date, the CRO will deliver to cellceutix a final accounting of the projects funding. Any unused funds will be returned to Cellceutix with 45 days of delivery of such final accounting.

17. Selected Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended June 30, 2014 and 2013 is as follows (rounded to nearest thousand, except for per share data):

	Years Ended June 30, 2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2014	2014	2014	2014	2014

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(977,000)	$(1,596,000)	$(2,334,000)	$(3,340,000)	$(8,247,000)
Net loss attributable to common stockholders (a)	$(977,000)	$(3,576,000)	$(2,334,000)	$(3,340,000)	$(10,227,000)
Loss per share attributable to common stockholders
- Basic	$(0.01)	$(0.03)	$(0.02)	$(0.03)	$(0.10)
- Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)	$(0.10)
Weighted average number of common shares	100,678,604	104,640,788	106,542,850	108,386,580	105,044,985

	Years Ended June 30, 2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2013	2013	2013	2013	2013

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(469,000)	$(749,000)	$(867,000)	$(1,140,000)	$(3,224,000)
Net loss attributable to common stockholders (a)	$(681,000)	$(749,000)	$(867,000)	$(1,140,000)	$(3,436,000)
Loss per share attributable to common stockholders
- Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
- Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Weighted average number of common shares	92,496,542	93,507,421	96,091,495	97,882,446	94,980,552

(a) Net loss attributable to common stockholders represents our net loss plus deemed dividends. Other than deemed dividends of $1,980,000 in quarter 2 of 2014 and $212,000 in quarter 1 of 2013, the net loss attributable to common stockholders was equal to our net loss for all other periods presented.