Form 10-Q
period 2014-09-30
Cellceutix CORP
filed 2014-11-10
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of October 27, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.001 par value	114,237,129

CELLCEUTIX CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part II, Item 1A, Description of Business - Risk Factors”.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to nearest thousand except for per share data)

	September 30	June 30,
	2014	2014
	(unaudited)
ASSETS
Current Assets:
Cash	$7,093,000	$4,988,000
Prepaid expenses and security deposits	133,000	568,000
Total Current Assets	7,226,000	5,556,000

Other Assets:
Patent costs - net	5,069,000	4,962,000
Property, plant and equipment -net	45,000	39,000
Deferred offering costs	179,000	295,000
Total Other Assets	5,293,000	5,296,000

Total Assets	$12,519,000	$10,852,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - (including related party payables of approx. $1,686,000 and $1,708,000, respectively)	$2,258,000	$2,664,000
Accrued expenses - (including related party accruals of approx. $323,000 and $290,000, respectively)	471,000	336,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $3,210,000 and $3,210,000, respectively)	3,224,000	3,224,000
Note payable - related party	2,022,000	2,022,000
Redeemable Common Stock	-	1,400,000
Total Current Liabilities	7,975,000	9,646,000

Total Liabilities	7,975,000	9,646,000

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 113,387,129 issued and 113,387,129 outstanding as of September 30, 2014 and 109,787,129 issued and 109,787,129 outstanding as of June 30, 2014	11,000	11,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	-	-
Additional paid-in capital	36,948,000	29,215,000
Accumulated deficit	(32,415,000)	(28,020,000)
Total Stockholders' Equity	4,544,000	1,206,000

Total Liabilities and Stockholders' Equity	$12,519,000	$10,852,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Rounded to nearest thousand except for per share data)

	For the Three Months Ended
	September 30,
	2014	2013

Revenues	$-	$-

Operating expenses:
Research and development expenses	3,855,000	572,000
General and administrative expenses	229,000	104,000
Officers' payroll and payroll tax expenses	130,000	119,000
Professional fees	140,000	123,000

Total operating expenses	4,354,000	918,000

Loss from operations	(4,354,000)	(918,000)

Other expenses
Interest income	1,000	-
Interest expense	(51,000)	(59,000)
Sundry income	9,000	-
Total other expenses	(41,000)	(59,000)

Loss before provision for income taxes	(4,395,000)	(977,000)
Provision for income taxes	-	-

Net loss attributable to common stockholders	$(4,395,000)	$(977,000)

Basic and diluted loss per share attributable to common stockholders	$(0.04)	$(0.01)

Weighted average number of common shares	111,121,912	100,678,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Rounded to nearest thousand)

	For the Three Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,395,000)	$(977,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	-	72,000
Common stock and stock options issued as payment for services compensation, services rendered and financing costs	-	26,000
Amortization of patent costs	97,000	22,000
Depreciation of equipment	2,000	-
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	436,000	(12,000)
Accounts payable	(407,000)	(19,000)
Accrued expenses	135,000	167,000
Accrued officers' salaries and payroll taxes	-	11,000

Net cash used in operating activities	(4,132,000)	(710,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	24,000
Additions to property, plant and equipment	(9,000)	-
Patent costs	(204,000)	(2,109,000)

Net cash used in investing activities	(213,000)	(2,085,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	6,250,000	3,730,000
Payment of settlement liabilities	-	(284,000)
Exercise of stock options and warrants	200,000	1,025,000

Net cash provided by financing activities	6,450,000	4,471,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,105,000	$1,676,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,988,000	2,955,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,093,000	$4,631,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$259,000	$23,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES

Cancellation of treasury stock	$-	$257,000
Shares issued for acquisition of patent and equipment	$-	$2,702,000
Redeemable common stock	$(1,400,000)	$1,400,000

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Cellceutix Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2014, included in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2014, we had $7,093,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred for the three months ended September 30, 2014 and 2013, amounted to $4,395,000 and $977,000, respectively, and a working capital deficit of approximately $749,000 and $4,090,000, respectively at September 30, 2014 and June 30, 2014. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 45,775,332 and 49,761,768 were excluded from the computation of diluted earnings (loss) per share for the three months ended September 30, 2014 and 2013, respectively, because their effect is anti-dilutive.

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

The components of stock based compensation related to stock options in the Company’s Statement of Operations for the three months ended September 30, 2014 and 2013 are as follows (rounded to nearest thousand):

	September 30, 2014	September 30, 2013
Research and development expenses
Professional fees	$-	$-
General and administrative expenses
Consulting	-	26,000
Officers’ payroll and payroll expenses	-	-
Total share-based compensation expense	$-	$26,000

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

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company’s first quarter of fiscal 2018. The Company has elected to early adopt this ASU effective with this Quarterly Report on this Form 10-Q.

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

Because the Company is required to repurchase these issued common shares if the Seller exercises the above Put Option, this redemption feature meets the definition under the ASC 480-10-25-8, “Obligations to Repurchase Issuer’s Equity Shares by Transferring Assets”. Per ASC 480-10-25-8, the obligation to repurchase an issuer’s own shares by transferring assets should be recognized as a liability at inception date. Therefore, the number of potential shares needed to repurchase the Common Stock under this Put Option was 1,400,000 shares. This obligation was recorded as a current liability of $1.4 million of Redeemable Common Stock liability in the accompanying balance sheet as of June 30, 2014 and this Redeemable Common Stock Liability was charged back to additional paid-in capital in September 2014 after the obligation was expired in September 2014.

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

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets – patents rights – Brilacidin, Delparantag and other related compounds	$4,706,000
Tangible assets - Laboratory equipment and computer systems	$96,000

These acquired tangible assets of $96,000 were expensed to research and development costs in September 2013.

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	September 30, 2014	June 30, 2014

Purchased Patent Rights– Brilacidin, and related compounds (note 4)	14	$4,082,000	$4,082,000
Purchased Patent Rights–Delparantag and related compounds (note 4)	12	480,000	480,000
Purchased Patent Rights–Anti-microbial- surfactants and related compounds (note 4)	12	144,000	144,000
Patents – Kevetrin and related compounds	17	746,000	542,000
		$5,452,000	$5,248,000
Accumulated amortization		383,000	286,000
		$5,069,000	$4,962,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2014 and 2013, was approximately $97,000 and $22,000, respectively.

At September 30, 2014, the amortization period for all patents was approximately 11 to 16.45 years. Future estimated annual amortization expenses are approximately $291,000 for year ending June 30, 2015, approximately $387,000 for each year from 2016 to 2025, $345,000 for the year 2026, $335,000 for the year 2027, $98,000 for the year 2028 and $44,000 for Years 2029 and 2031.

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	September 30, 2014	June 30, 2014

Testing equipment	$51,000	$43,000
Accumulated depreciation	6,000	4,000
	$45,000	$39,000

Depreciation expense for the three months ended September 30, 2014 and 2013, was approximately $2,000, and $0, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2014	June 30, 2013

Accrued research and development consulting fees	$148,000	$46,000
Accrued rent (Note 10) – related parties	50,000	53,000
Accrued interest – related parties	273,000	237,000

Total	$471,000	$336,000

8. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2014	June 30, 2014

Accrued salaries – related parties	$3,032,000	$3,032,000
Accrued payroll taxes – related parties	149,000	149,000
Withholding tax – related parties	29,000	29,000
Other	14,000	14,000
Total	$3,224,000	$3,224,000

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

During the three months ended September 30, 2014 and 2013, the total payroll paid to two executive officers was $233,000 and $212,000, respectively. Out of these, the Company has included approximately $105,000 and $95,000, representing 90 % of payroll expense paid to Mr. Krishna Menon in research and development expense, respectively. The remaining balance of $128,000 and $117,000 was included in officers’ payroll and payroll tax expenses during the three months ended September 30, 2014 and 2013.

9. Commitments and Contingencies

Legal Contingencies

Formatech is a former vendor of ours which had received 184,375 shares of Cellceutix Class A Common Stock (“Cellceutix Stock”) for services that were not completed. Formatech had gone bankrupt while still in possession of the Cellceutix Stock. In July 2012, the US Bankruptcy Court allowed the trustee of the Formatech estate to sell the Cellceutix Stock. We have been advised that the stock has been sold in 2013 and the funds released to the secured creditors of Formatech. Cellceutix presently is in the unsecured creditors’ class and does not expect to receive any proceeds. On August 27, 2014 an offer has been made by the court trustee in the case of our litigation with the Estate of Formatech, offering Cellceutix $10,000 and the Board of Directors approved the acceptance of this offer to be collected by our counsel, Joe Evans. The Company received approximately $10,000, net of legal cost in September, 2014 and recorded under other income.

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

As of September 30, 2014, future minimum lease payments required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2015	$157,000
2016	209,000
2017	209,000
2018	209,000
2019	53,000
Total minimum payments	$837,000

Rental expense, net of lease income, under this operating lease agreement was approximately $50,000 and $10,000 for the three months ended September 30, 2014 and 2013, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 10. Related Party Transactions.

Contractual Commitments

Clinical Trial Agreements between the Company and Contract Research Organizations- Phase 1 Trial

In December 2013, the Company entered into a Clinical Trial Agreement with a Contract Research Organization (“CRO”) to conduct a Phase 1 Pharmacokinetic and Bioequivalence study for the Company. The Company has agreed to pay the CRO approximately $250,000 for this study.

Starting from December 2013 to September 30, 2014, the Company expensed approximately $200,000 related to this CRO, and recorded the expenses under research and development costs in the statements of operations.

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

During the quarter ended September 30, 2014, the Company expensed approximately $122,000 related to this CRO, and recorded the expenses under research and development costs in the statements of operations.

10. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from Kard. For the three months ended September 30, 2014 and 2013, the Company has included approximately $0 and $2,000 of rent expense paid to KARD in general and administrative expenses, respectively.

In September 2013, Cellceutix Corporation signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month , the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of $3,000 and $1,000 to Cellceutix for the three months ended September 30, 2014 and 2013, respectively, and the rental payment was offset with the accrued rent owed to KARD.

At September 30, 2014 and June 30, 2014, rent payables to KARD of approximately $50,000 and $53,000, respectively, were included in accrued expenses.

Clinical Studies

As of September 28, 2007 the Company engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company has now developed its own research study capabilities and no longer uses KARD. At September 30, 2014 and June 30, 2014, the accrued research and development expenses to KARD of approximately $1,686,000 was included in accounts payable.

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

At September 30, 2014 and June 30, 2014, approximately $273,000 and $237,000 was accrued as interest expense on this note.

At September 30, 2014 and June 30, 2014, principal balances of the demand note was approximately $2,022,000.

12. Stock Options and Warrants

Consulting Agreement

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock. Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000. The monthly fee was increased to $6,000 beginning in November 2012. The remainder of the agreement remains unchanged. Through June 30, 2013, the Consultant had been awarded a total of 480,000 options to purchase common stock valued at inception approximately $284,000 to be vested over one year from date of issuance. Effective April 1, 2013, the consulting agreement was terminated and the consultant was employed as an employee. For the three months ended September 30, 2014 and 2013, the Company has expensed $0 and $26,000, respectively, to professional fees expense, related to these options and remeasurement.

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

There was no new option granted during the three months ended September 30, 2014 and 2013, the assumptions we used in the Black Scholes option-pricing model for other quarters were disclosed at the corresponding filings.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	38,967,500	$0.14	6.50	$59,613,000

Granted	-	-
Exercised	-	-
Forfeited/expired	(30,000)	$0.35
Outstanding at September 30, 2014	38,937,500	$0.14	6.25	$112,135,000

Exercisable at September 30, 2014	38,937,500	$0.14	6.25	$112,135,000

The exercise of 25,000 Common Stock options at $0.20 per share at $5,000 on March 18, 2014 was disclosed at Note 13 Equity Transactions.

The Company recognized approximately $0 and $26,000 of stock based compensation costs related to stock and stock options awards for the three months ended September 30, 2014 and 2013, respectively.

Stock Warrants

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

On January 23, 2014, the Company issued 25,000 shares of restricted common stock and 25,000 common share purchase warrants exercisable at $1.79 a share to one consultant. The shares vested on March 31, 2014, valued at approximately $45,000 and the valuation of the warrants was approximately $29,000 using the Black Scholes valuation model and the expected term of the warrant to be 3 years.

For the three months ended September 30, 2014

From July 1, 2014 to September 30, 2014, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $200,000. The issuance was exempt from registration under Section 4(2) of the Securities Act.

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000

Extended	-	-	-
Granted	-	-	-
Exercised	(200,000)	1.00	-
Expired	-	-	-

Outstanding at September 30, 2014	2,248,000	$1.01	1.26	$4,490,000

Exercisable at September 30, 2014	2,248,000	$1.01	1.26	$4,490,000

13. Equity Transactions

For the fiscal year ended June 30, 2014

Polymedix Trustee

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. The purchase price included the issuance of 1,400,000 shares of the Company’s Class A common stock at $1.93 and recorded at $1,302,000, net of $1,400,000 of Redeemable Common Stock Liability under Current Liability as of June 30, 2014. The Redeemable Common Stock Liability was charged back to additional paid-in capital in September 2014 after the obligation was expired in September 2014.

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – - (“New Agreement’ or “October 2013 Agreement”)

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 will be amortized as the funding is received. The amortized amount of $194,000 was debited to additional paid-in capital for the three months ended September 30, 2014. The unamortized portion is carried on the balance sheet as deferred offering costs and was $179,000 at September 30, 2014.

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

During the period from October 25, 2013 to September 30, 2014, the Company had completed sales to Aspire totaling 5,900,000 shares of common stock generating gross proceeds of approximately $10.40 million. As of September 30, 2014, a balance of $9.60 million remains and is available under the financing arrangement. From October 1, 2014 to October 27, 2014, the Company has generated additional proceeds of approximately $1,914,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

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

14. Subsequent Events

Equity Transactions

From October 1, 2014 to October 27, 2014, the Company has generated additional proceeds of approximately $1,914,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

Appointment of Dr. William James Alexander as the Chief Operations Officer

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation for the term of one year effective October 27, 2014 (“the Effective Date”). Dr. Alexander had been serving Cellceutix as a medical consultant since 2012. From June 2006 to June 2008 he served as Vice President, Clinical Development at BioCryst Pharmaceuticals. From July 2008 to present he operated as a sole proprietorship under the name of Alexander Pharma Consulting, LLC. Dr. Alexander previously held clinical development and/or pharmacovigilance positions with SmithKline Beecham, Glaxo, Glaxo Wellcome, and BioCryst. He has contributed to clinical development programs supporting the approval of drugs for the treatment of bacterial and viral infections (HIV, herpes viruses, and influenza), asthma, COPD, and migraine. Dr. Alexander received his M.D. from the University of Mississippi and his M.P.H. from the University of Alabama at Birmingham. He is board certified in internal medicine and infectious diseases.

Commencing on the Effective Date and ending on the six month anniversary of the Effective Date (the "Six Month Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the Effective Date (the "One Year Anniversary"), the Company shall pay the Executive at the per annum rate of $400,000.

Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company's common stock, par value $0.0001per share ("Common Stock") as a sign on bonus and 50,000 stock options vesting during the next 12 months. The Company shall award Dr. Alexander an annual bonus at the sole discretion of the Board of Directors of the Company. The Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.

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

Overview

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

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. PolyMedix Inc. was founded in 2002 based on technology licensed from the University of Pennsylvania (Penn). The purchased bankruptcy estate included two license agreements from Penn, an exclusive patent license agreement and a nonexclusive software license agreement. List of material intellectual property, patents, licenses acquired and their expiration dates was disclosed at “Part I, Item 1. Intellectual Property, Patents and Licenses Acquired” of our Annual Report for the year ended June 30, 2014.

The aggregate purchase price for the sale and transfer of the Purchased Assets was $2.1 million in cash, plus 1.4 million shares of the Company’s Class A common stock, total aggregate purchase price of approximately $4.8 million.

Status of Active Programs in Clinical Trials and Development

Kevetrin

The Phase 1 trials for Kevetrin, Cellceutix's novel anti-cancer compound, are being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and partner Beth Israel Deaconess Medical Center. The clinical trial, presently in its 9th cohort, tests Kevetrin against a variety of different solid tumor cancer types in patients with advanced-stage cancers. Primary endpoints for the study are safety, determining the maximum tolerated dose and establishing the dose for a future Phase II clinical trial. Presently, we believe we are at the latter stage of the trial as one patient in this cohort experienced a dose limiting toxicity (DLT). After experiencing the DLT, the patient requested to continue on the study and after review by physicians was allowed to, but given a lower dose of Kevetrin in the patient's weekly treatment. The trial protocol requires that we now complete six patients at the current dosing. The Company has received no notice of other events outside of the parameters of the protocol and the trial is progressing.

The trial is registered on www.clinicaltrials.gov., its http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of wild type p53 and degradation of mutant p53. p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

The expression of p21 is tightly controlled by p53. In the laboratory, Kevetrin increased the expression of p21 which inhibits cell proliferation; therefore, expression of p21 in peripheral blood lymphocytes was included as biomarker in the Phase I. In the recent cohorts, results showed significant enhancement of p21 expression in 50% patients and to a greater extent compared to earlier cohorts. This represents a positive signal for the development of Kevetrin.

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

Prurisol

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow the us to forgo early-stage studies and advance Prurisol into latter-stage clinical trials. Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In June 2014, we completed a Phase 1 trial for the treatment of psoriasis with Prurisol. We are meeting with the FDA in December 2014 to present our end of Phase 1 package and discuss our planned Phase 2/ 3 protocol. Upon FDA acceptance of our protocol, we will start the Phase 2/3 study.

Brilacidin™ for Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of indications, including Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”) caused by either drug-sensitive or drug-resistant strains of Staphylococcus aureus bacteria.

The Phase 2b trial entitled “A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” completed enrollment of 215 patients in August 2014. On October 23, 2014 we announced positive top-line data from this Phase 2b ABSSSI trial. The trial, which began in February 2014, enrolled 215 total subjects in four treatment arms, with approximately 25% in each treatment arm. The primary endpoint was clinical success in the intent-to-treat population, defined as reduction of at least 20% in area of ABSSSI lesion, relative to baseline, when observed 48-72 hours after the first dose of study drug, and no rescue antibiotics administered. This is consistent with the 2013 Food and Drug Administration (FDA) guidance for ABSSSI studies and is the same endpoint used in recent approvals for ABSSSI drugs. All three Brilacidin treatment arms (two single-dose regimens and one three-day dose regimen) reached the primary endpoint, with the clinical success rate for each dosing regimen statistically comparable to the clinical success rate of the FDA-approved seven-day dosing regimen of daptomycin. All Brilacidin treatment regimens were well tolerated. There were six severe adverse events (SAE) reported across the study, none of which were considered related to Brilacidin by the principal investigator. Biostatistics are still being reviewed and will soon be published. The Company believes that the trial met the Company’s clinical goals and that Brilacidin shows the potential to be a first in class drug.

We are meeting with the FDA in December 2014 to present our end of Phase 2 briefing book and discuss our planned Phase 3 protocol. Upon FDA acceptance of our protocol, we will start the Phase 3 study.

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

In September 2014 Cellceutix filed an IND (Investigative New Drug application) for a planned trial titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”. On October 13, 2014 Cellceutix announced the acceptance of its IND (Investigational New Drug Application) by the Food and Drug Administration for the treatment of Oral Mucositis with Brilacidin. Presently sites are being set up, supplied, and trained. We expect our first patient to be enrolled in December 2014.

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

Further formulation work is needed for each indication. Upon a successful formulation the Company plans to advance these drugs into the clinic. The Company believes this work is challenging and will be completed in the first quarter of 2015.

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

The Company is presently evaluating this drug for other diseases.

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

Other

Other product candidates, include; compounds active against other Gram-negative bacterias, intestinal diseases, malaria, tuberculosis, biowarfare pathogens, and PolyCide® antimicrobial biomaterials.

Results of Operations

Revenue

We generated no revenue and incurred operating expenses of $4.35 million and $0.92 million for the three months ended September 30, 2014 and 2013, respectively.

Research and Development

The following table presents the research and development expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended September 30,		% Change Increase/
	2014	2013	(decrease)

Research and development expenses	3,855,000	572,000	574%

Research and development expenses consist mostly of compensation and related costs for consultants responsible for the research and development of our fuel. The increase of $3.28 million in 2014 was primarily due to an increase in clinical trial payments paid for ABSSSI Trial and a Phase 1 Pharmacokinetic and Bioequivalence study.

Research and development expenses will increase in future periods because we expect to continue to invest an additional $16.8 million in the Research and development expenses. See Requirement for Additional Working Capital.

General and Administrative Expenses

The following table presents the components of general and administrative expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended September 30,		% Change Increase/
	2014	2013	(decrease)
General and administrative expenses
Advertising expenses	$16,000	$13,000	23%
Rent expenses	52,000	9,000	478%
Travel expenses	33,000	10,000	230%
Other operating expenses	128,000	72,000	78%
Total general and administrative expenses	$229,000	$104,000	120%

The general and administrative expenses increase of $0.13 million was mostly related to the increase in rent expenses of $0.04 million and an increase in other operating expenses of $0.06 million.

Officers' payroll and payroll tax expenses

The following table presents the components of officers' payroll and payroll tax expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended September 30,		% Change Increase/
	2014	2013	(decrease)
Officers' payroll and payroll tax expense
- Officers' payroll - Mr. Leo Ehrlich	$116,000	$106,000
- Officers' payroll - Mr. Krishna Menon (representing 10% of his payroll)	12,000	11,000
	$128,000	$117,000	10%
Payroll tax expense	2,000	2,000	0
	130,000	119,000	10%

The increase was due to 10% increase in salary from the calendar year 2013 annual salary of $423,500, to an annual salary of $465,850. During the three months ended September 30, 2014 and 2013, the total payroll paid to two executive officers was $233,000 and $212,000, respectively. Out of these, the Company has included approximately $105,000 and $95,000, representing 90 % of payroll expense paid to Mr. Krishna Menon in research and development expense, respectively. The remaining balance of $128,000 and $117,000 was included in officers’ payroll and payroll tax expenses during the three months ended September 30, 2014 and 2013, respectively.

Other Income/Other Expenses

The following table other income/other expenses for the three months ended September 30 2014 and 2013, respectively (rounded to nearest thousand):

	Three Months Ended September 30,		% Change Increase/
	2014	2013	(decrease)
Sundry income	$9,000	-	N/A	%
Interest income	1,000	-	N/A	%
Interest expense	(51,000)	(59,000)	(14)%
Other income/(expense), net	$(41,000)	$(59,000)	(29)%

Net Losses

We incurred net losses of $4.40 million and $0.98 million for the three months ended September 30, 2014 and 2013 because of above factors.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended September 30 2014 and 2013, respectively (rounded to nearest thousand):

	Three Months Ended September 30,		% Change Increase/
	2014	2013	(decrease)

Net cash used in operating activities	$(4,132,000)	$(710,000)	482%
Net cash used in investing activities	(213,000)	(2,085,000)	(90)%
Net cash provided by financing activities	6,450,000	4,471,000	44%
Net increase in cash and cash equivalents	$2,105,000	$1,676,000	26%

The increase in net cash used in operating activities of $3.42 million versus the prior-year three-month period was mainly due to an increase in our losses from operations of $2.96 million.

Our operating activities used cash of $4.13 million, and $0.71 million for the three months ended September 30 2014 and 2013, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $1.87 million versus the prior-year three-month period was due to a decrease in acquiring patents of $1.91 million.

During the three months ended September 30, 2014, our investing activities used cash of $0.21 million, including the purchases of property and equipment of $ 0.01 million and patents of $0.2 million. During the three months ended September 30, 2013, our investing activities used cash of $2.09 million, including the purchases of patents of $2.11 million, offset by the proceed of disposals from fixed assets of $0.02 million.

Financing activities

The increase in net cash provided by financing activities of $1.98 million versus the prior-year three-month period was due to an increase in sales of our common stock to Aspire.

During the three months ended September 30, 2014, we raised approximately $6.45 million in net cash proceeds, including $6.25 million in net proceeds from the sale of 3.40 million shares of our common stock to Aspire and $0.20 million from the exercise of warrants.

During the three months ended September 30, 2013, we raised approximately $4.47 million in net cash proceeds, including $3.73 million in net proceeds from the sale of 2.10 million shares of our common stock to Aspire and $1.03 million from the exercise of warrants, offset by payment of settlement liabilities of $0.28 million.

Liquidity

As of September 30, 2014 the Company had a cash balance of approximately $7.09 million.

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

During the period from October 25, 2013 to September 30, 2014, the Company had completed sales to Aspire totaling 5,900,000 shares of common stock generating gross proceeds of approximately $10.40 million. As of September 30, 2014, a balance of $9.60 million remains and is available under the financing arrangement. From October 1, 2014 to October 27, 2014, the Company has generated additional proceeds of approximately $1,914,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

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

Requirement for Additional Working Capital

Research and Development Costs. We intend to use the net proceeds from the above Aspire transaction to fund our product development programs and for general corporate purposes, and therefore anticipate having sufficient funds to meet our planned drug development for the next twelve months. We plan to incur the following expenses of approximately $16.8 million over the next twelve months:

1. Research and Development- $1.5 million in preclinical development costs including testing Kevetrin on additional tumors, and advancement of our anti- infective and anti-fungal compounds towards clinical trials.

2. Clinical trials - $11.0 million. We have budgeted $1.0 million for our Phase 1 Kevetrin trials; $2.5 million for the Prurisol phase 2/3 trials; $4.5 million for the Brilicidin ABSSSI start of Phase 3 trials; and $3.0 million for the planned Brilicidin Oral Mucositis Phase 2 trials.

3. Corporate overhead of $3.5 million: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $0.8 million: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing approximately $16.8 million (as per current management’s budgets) of our remaining financing available with Aspire Capital. This does not include any budgeted amounts for further development of the Polymedix assets.

Management intends to use capital and debt financing, as required, to fund the Company's operations. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve months.

Contractual Obligations

As disclosed in Note 9 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q.

Subsequent Events

Equity Transactions

From October 1, 2014 to October 27, 2014, the Company has generated additional proceeds of approximately $1,914,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

Appointment of Dr. William James Alexander as the Chief Operations Officer

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation for the term of one year effective October 27, 2014 (“the Effective Date”). Dr. Alexander had been serving Cellceutix as a medical consultant since 2012. From June 2006 to June 2008 he served as Vice President, Clinical Development at BioCryst Pharmaceuticals. From July 2008 to present he operated as a sole proprietorship under the name of Alexander Pharma Consulting, LLC. Dr. Alexander previously held clinical development and/or pharmacovigilance positions with SmithKline Beecham, Glaxo, Glaxo Wellcome, and BioCryst. He has contributed to clinical development programs supporting the approval of drugs for the treatment of bacterial and viral infections (HIV, herpes viruses, and influenza), asthma, COPD, and migraine. Dr. Alexander received his M.D. from the University of Mississippi and his M.P.H. from the University of Alabama at Birmingham. He is board certified in internal medicine and infectious diseases.

Commencing on the Effective Date and ending on the six month anniversary of the Effective Date (the "Six Month Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the Effective Date (the "One Year Anniversary"), the Company shall pay the Executive at the per annum rate of $400,000.

Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company's common stock, par value $0.0001per share ("Common Stock") as a sign on bonus and 50,000 stock options vesting during the next 12 months. The Company shall award Dr. Alexander an annual bonus at the sole discretion of the Board of Directors of the Company. The Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 45,775,332 and 49,761,768 were excluded from the computation of diluted earnings (loss) per share for the three months ended September 30, 2014 and 2013, respectively, because their effect is anti-dilutive.

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

The components of stock based compensation related to stock options in the Company’s Statement of Operations for the three months ended September 30, 2014 and 2013 are as follows (rounded to nearest thousand):

	September 30, 2014	September 30, 2013
Research and development expenses
Professional fees	$-	$-
General and administrative expenses
Employees’ bonus	$-	$26,000
Officers’ payroll and payroll expenses	$-	$-
Total share-based compensation expense	$-	$26,000

Recent Accounting Pronouncements

As disclosed in Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosures on this matter made in our Annual Report on Form 10-K for the year ended June 30, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness in our internal control over financial reporting for the period as disclosed below.

Management identified a material weakness in its internal control over financial reporting as it related to the timing of expensing certain research and development expenses incurred during the three months ended September 30, 2014. In order to remediate the material weakness described above, Management implemented the following steps.

•

Additional analysis and review procedures regarding all research and development expenses incurred will be performed by management each month as to the proper timing of expensing Research and Development costs.

•

Management will review its research and development costs with an independent consulting firm performing accounting services for the company to insure all Research and Development costs are expensed in the proper accounting period.

We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014.

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the quarter ended September 30, 2014 to contain a material misstatement.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 2014.

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

We currently have an approximate $7.09 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $16.8 million in the upcoming twelve months to operate our business in accordance with our business plans and budgets.

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

As of September 30, 2014, we had approximately $7.09 million of cash available to support operations or our business plan. Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph in its audit report which is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

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

During the period from October 25, 2013 to September 30, 2014, the Company had completed sales to Aspire totaling 5,900,000 shares of common stock generating gross proceeds of approximately $10.40 million. As of September 30, 2014, a balance of $9.60 million remains and is available under the financing arrangement. From October 1, 2014 to October 27, 2014, the Company has generated additional proceeds of approximately $1,914,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

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

We now depend, and will continue to depend, on our Polymedix licenses and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our Polymedix product candidates. If any of our licenses or relationships are terminated or breached, we may:

•	lose our rights to develop and market our Polymedix product candidates;

•	lose patent and/or trade secret protection for our Polymedix product candidates;

•	experience significant delays in the development or commercialization of our Polymedix product candidates;

•	not be able to obtain any other licenses on acceptable terms, if at all; and/or

•	incur liability for damages.

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

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug; preparing for a Phase 2 study for Prurisol (anti-psoriasis); and a Phase 2b for Brilacidin (ABSSSI). The work-plan we have developed for the next twelve months should enable us to advance Kevetrin’s clinical trial to Phase 2; commence Phase 2 clinical trials for Prurisol; commence Phase 3 clinical trials for Brilacidin (ABSSSI); and commence Phase 2 for Brilacidin-OM (oral mucositis).

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

In addition, on October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation for the term of one year effective October 27, 2014 (“the Effective Date”).

Commencing on the Effective Date and ending on the six month anniversary of the Effective Date (the "Six Month Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the Effective Date (the "One Year Anniversary"), the Company shall pay the Executive at the per annum rate of $400,000.

Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company's common stock, par value $0.0001per share ("Common Stock") as a sign on bonus and 50,000 stock options vesting during the next 12 months. The Company shall award Dr. Alexander an annual bonus at the sole discretion of the Board of Directors of the Company. The Company is not aware of any transaction requiring disclosure under Item 404(a) of Regulation S-K.

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

As of October 24, 2014, the closing price of our Class A Common Stock, as quoted on the OTC Bulletin Board, was $3.38. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At October 24, 2014, our directors and executive officers own or control approximately 28.39% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of October 24, 2014 we had 114,237,129 shares of Class A Common Stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 48.1%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans. See previous Risk titled, “The sale of our Class A Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of Class A Common Stock acquired by Aspire Capital could cause the price of our Class A Common Stock to decline, which could have a materially adverse effect on our business.”

Large amounts of our Class A Common Stock will be eligible for resale under Rule 144.

As of October 24, 2014, 38,995,162 of the 114,237,129 outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

6,559,564 shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1) The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

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

Exhibit 10.35 to the Form 10- K for the year ended June 30, 2011 filed on October 13, 2011
10.36	Subscription agreement for Series A Convertible Preferred shares with an accredited investor for an aggregate of $1,000,000, dated May 8, 2012	Exhibit 10.34 to the Current Report on Form 8-K of the Company filed May 9, 2012

10.37	Registration Rights Agreement, dated as of December 06, 2012 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on December 10, 2012
10.38	Common Stock Purchase Agreement, dated as of December 06, 2012, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 10, 2012
10.39	Mutual Termination Agreement for the sale of $1,000,000 Series A Convertible Preferred Shares	Exhibit 10.39 to the Current Report on Form 8-K of the Company filed on January 08, 2013
10.40	First Amendment to Asset Purchase agreement dated August 30, 2013 and completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 9, 2013
10.41	Registration Rights Agreement, dated as of October 25, 2013 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.42	Common Stock Purchase Agreement, dated as of October 25, 2013, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.43	Intellectual Property Acquired From Polymedix	Exhibit10.37 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.44	Material Transfer Agreement With Beth Israel Deaconess	Exhibit10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.45	Lease Between Cellceutix Corporation And Cummings Properties	Exhibit10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.46	Cellceutix Aruda Agreement	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.47	Amendment To Menon-Cellceutix Agreement Without Changing The Total Royalties Payable Under The Terms Of The Prior Agreement,	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.48	Assignment of Patent rights to Cellceutix by Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014
14.15	Code of Ethics	Exhibit 10.15 to the Form 10-KSB of the Company for the year ended June 30, 2008 filed on September 24, 2008
10.7	Employment Agreement Dr. William James Alexander dated October 23, 2014	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 23, 2014
99.1	Press release: Cellceutix Announces Positive TopLine Data From Phase 2b ABSSSI Trial; SingleDose Brilacidin Comparable to 7 Days of Daptomycin	Exhibit 99.1 to the Current Report on Form 8-K of the Company filed on October 23, 2014
31.1	Chairman of the Board and President Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.1	Chairman of the Board and President Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Furnished herewith

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

(2)	The Company filed a Form 8-K on September 24, 2014 related to Item 8.01 Other Events.
(3)

The Company filed a Form 8-K on October 23, 2014 related to Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, related to the appointment to a new member to the Board of Directors effective October 23, 2014: and Item 7.01. Regulation FD Disclosure and exhibits related to the above exhibits 10.7 and 99.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Dated: November 10, 2014	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer and
Chairman of the Board of Directors
(Principal Executive, Accounting and Financial Officer)

By:	/s/ Krishna Menon
Krishna Menon
President and Director

