Form 10-Q
period 2014-12-31
Cellceutix CORP
filed 2015-02-09
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 5, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	116,638,129
Common Stock Class B, $0.0001 par value	None

CELLCEUTIX CORPORATION

 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		51

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to nearest thousand except for per share data)

	December 31,	June 30,
	2014	2014
	(unaudited)
ASSETS
Current Assets:
Cash	$9,469,000	$4,988,000
Prepaid expenses and security deposits	98,000	568,000
Total Current Assets	9,567,000	5,556,000

Other Assets:
Patent costs - net	5,151,000	4,962,000
Property, plant and equipment - net	43,000	39,000
Deferred offering costs	94,000	295,000
Total Other Assets	5,288,000	5,296,000

Total Assets	$14,855,000	$10,852,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,686,000 and $1,708,000, respectively)	$2,085,000	$2,664,000
Accrued expenses - (including related party accruals of approx. $49,000 and $290,000, respectively)	204,000	336,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $3,364,000 and $3,210,000, respectively)	3,428,000	3,224,000
Note payable - related party	2,022,000	2,022,000
Redeemable Common Stock	-	1,400,000
Total Current Liabilities	7,739,000	9,646,000

Total Liabilities	7,739,000	9,646,000

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 115,838,129 issued and 115,838,129 outstanding as of December 31, 2014 and 109,787,129 issued and 109,787,129 outstanding as of June 30, 2014	12,000	11,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	-	-
Additional paid-in capital	42,273,000	29,215,000
Accumulated deficit	(35,169,000)	(28,020,000)
Total Stockholders' Equity	7,116,000	1,206,000

Total Liabilities and Stockholders' Equity	14,855,000	$10,852,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Rounded to nearest thousand except for per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	1,943,000	1,014,000	5,798,000	1,586,000
General and administrative expenses	244,000	330,000	473,000	435,000
Officers' payroll and payroll tax expenses	412,000	119,000	542,000	237,000
Professional fees	105,000	83,000	245,000	207,000

Total operating expenses	2,704,000	1,546,000	7,058,000	2,465,000

Loss from operations	(2,704,000)	(1,546,000)	(7,058,000)	(2,465,000)

Other expenses
Interest income	1,000	-	2,000	-
Interest expense	(51,000)	(51,000)	(101,000)	(109,000)
Sundry income	-	-	9,000	-
Total other expenses	(50,000)	(51,000)	(90,000)	(109,000)

Loss before provision for income taxes	(2,754,000)	(1,597,000)	(7,148,000)	(2,574,000)
Provision for income taxes	-	-	-	-

Net loss	$(2,754,000)	$(1,597,000)	$(7,148,000)	$(2,574,000)

Deemed dividends	-	(1,980,000)	-	(1,980,000)

Net loss attributable to common stockholders	$(2,754,000)	$(3,577,000)	(7,148,000)	$(4,554,000)

Basic and diluted loss per share attributable to common stockholders	$(0.02)	$(0.03)	$(0.06)	$(0.04)

Weighted average number of common shares	114,716,009	104,640,788	112,918,961	102,659,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Rounded to nearest thousand)

	For the Six Months Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,148,000)	$(2,574,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	-	73,000
Common stock and stock options issued as payment for services compensation, services rendered and financing costs	307,000	255,000
Amortization of patent costs	197,000	102,000
Depreciation of equipment	5,000	-
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	470,000	(160,000)
Accounts payable	(580,000)	(72,000)
Accrued expenses	(132,000)	342,000
Accrued officers' salaries and payroll taxes	204,000	(193,000)

Net cash used in operating activities	(6,677,000)	(2,227,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	24,000
Additions to property, plant and equipment	(9,000)	-
Patent costs	(386,000)	(2,135,000)

Net cash used in investing activities	(395,000)	(2,111,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	10,780,000	5,618,000
Payment of settlement liabilities	-	(285,000)
Exercise of stock options and warrants	773,000	1,025,000

Net cash provided by financing activities	11,553,000	6,358,000
NET INCREASE IN CASH AND CASH
EQUIVALENTS	$4,481,000	$2,020,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	4,988,000	2,955,000

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$9,469,000	$4,975,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$336,000	$37,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES

Cancellation of treasury stock	$-	$(275,000)
Deemed dividend - warrants	$-	$1,980,000
Shares issued as deferred offering costs	$-	$373,000
Shares issued for acquisition of patent and equipment	$-	$2,702,000
Redeemable common stock	$(1,400,000)	$1,400,000
Stock subscription receivable	$-	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company’s Common Stock is quoted on the Over the Counter market (OTC), symbol “CTIX”.

All amounts, where it is designated in these notes to the financial statements as an approximate amount, are rounded to the nearest thousand dollars.

Nature of Operations

Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of cancer and inflammatory disease. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Brilacidin, Kevetrin and Prurisol and advancing them as quickly as possible along the regulatory pathway. We will develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our products. In order to successfully develop and market our products, we may have to partner with other companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2014, we had $9,469,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred for the six months ended December 31, 2014 and 2013, amounted to $7,148,000 and $4,554,000, respectively, and we have a working capital of approximately $1,828,000 at December 31, 2014 and a working capital (deficit) of approximately $(4,090,000) at June 30, 2014. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements. On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts (checking) that at times exceed federally insured limits. Approximately $9.5 million is subject to credit risk at December 31, 2014. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 44.6 million and 47.6 million were excluded from the computation of diluted earnings (loss) per share for the three months and six months ended December 31, 2014 and 2013, respectively, because their effect is anti-dilutive.

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

The components of share-based compensation related to stock options in the Company’s Statement of Operations for the three and six months ended December 31, 2014 and 2013 are as follows (rounded to nearest thousand):

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Payroll expenses – under General and administrative expenses	$12,000	$105,000	$12,000	$105,000
Professional fee – separately disclosed at statement of operations	-	20,000	-	46,000
Officers share-based compensation – under Research and development expenses	199,000	-	199,000	-
Employee share-based compensation – under Research and development expenses	96,000	-	96,000	-
Professional fee – under Research and development expenses	-	104,000	-	104,000
Total share-based compensation expense	$307,000	$229,000	$307,000	$255,000

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has adopted this ASU effective with our Annual Report on Form 10-K and its adoption resulted in the removal of previously required development stage disclosures.

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

Standards Issued Not Yet Adopted

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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company has not evaluated whether ASU 2014-12 will have a material impact on the consolidated financial statements.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	December 31, 2014	June 30, 2014

Purchased Patent Rights– Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights–Delparantag and related compounds	12	480,000	480,000
Purchased Patent Rights–Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	927,000	542,000
		$5,633,000	$5,248,000
Accumulated amortization		482,000	286,000
		$5,151,000	$4,962,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the three and six months ended December 31, 2014 and 2013 and was approximately $100,000, $80,000, $197,000, and $102,000, respectively.

At December 31, 2014, the future amortization period for all patents was approximately 11 to 16.45 years. Future estimated annual amortization expenses are approximately $199,000 for year ending June 30, 2015, approximately $398,000 for each year from 2016 to 2025, $356,000 for the year 2026, $346,000 for the year 2027, $108,000 for the year 2028, $55,000 for Years 2029 and 2030 and $52,000 for Year 2031.

5. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2014	June 30, 2014

Accrued research and development consulting fees	$155,000	$46,000
Accrued rent (Note 8) – related parties	48,000	53,000
Accrued interest – related parties	1,000	237,000
Total	$204,000	$336,000

6. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2014	June 30, 2014

Accrued salaries – related parties	$2,840,000	$3,032,000
Accrued payroll taxes – related parties	149,000	149,000
Withholding tax – related parties	375,000	29,000
Other	64,000	14,000
Total	$3,428,000	$3,224,000

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary of $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. On each of January 1, 2014, and on February 2015 the Board approved one year extensions of the employment agreements with a 10% increase in salaries. The annual salary for each of these officers for 2015 is $512,435.

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of the Company for the term of one year effective October 27, 2014 (“the Effective Date”). Commencing on the Effective Date and ending on the six month anniversary of the Effective Date (the "Six Month Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the Effective Date (the "One Year Anniversary"), the Company shall pay the Executive at the per annum rate of $400,000.

7. Commitments and Contingencies

Lease Commitments

Operating Leases

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company, have co-signed the lease and will sublease 200 square feet of space previously used by the Company and pay the Company $900 per month.

As of December 31, 2014, future minimum lease payments required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2015	$105,000
2016	209,000
2017	209,000
2018	209,000
2019	53,000
Total minimum payments	$785,000

Rental expense, net of lease income, under this operating lease agreement for the three and six months ended December 31, 2014 and 2013 was approximately $55,000, $71,000, $106,000, and $80,000, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 8.

Contractual Commitments

The Company has no contractual minimum commitments to Contract Research Organizations as of December 31, 2014. Services are billed to Cellceutix, when performed by the vendors.

8. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.

In September 2013, the Company signed a lease agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000. The Company had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by the Company and will pay the Company $900 per month, the same amount the Company previously paid KARD. Innovative Medical paid total rent of $6,000 and $2,000 to the Company for the six months ended December 31, 2014 and 2013, respectively, and the rental payment was offset with the accrued rent owed to KARD.

At December 31, 2014 and June 30, 2014, rent payables to KARD of approximately $48,000 and $53,000, respectively, were included in accrued expenses.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At December 31, 2014 and June 30, 2014, the accrued research and development expenses to KARD was approximately $1,686,000 and this amount was included in accounts payable.

9. Note Payable – Related Party

During the year ended June 30, 2010, Mr. Ehrlich loaned the Company a total of approximately $973,000. A condition for this note was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share. The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%. On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of approximately $97,000 through December 31, 2010 into additional principal. During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional (approximate) $997,000 which brought the total balance of the demand note to approximately $2,002,000. During the year ended June 30, 2012, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of the demand note to approximately $2,022,000.

On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan and agreed to change the interest rate on the outstanding balance of principal and interest of approximately $2,248,000, as of March 31, 2012, from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten (10) years from the date of issuance.

At December 31, 2014 and June 30, 2014, approximately $1,000 and $237,000 was accrued as interest expense on this note.

At December 31, 2014 and June 30, 2014, principal balances of the demand note was approximately $2,022,000.

10. Stock Options and Warrants Outstanding

Stock Options

The fair value of each option for the six months ended December 31, 2014 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

Six Months Ended December 31, 2014
Expected term (in years)	3
Expected stock price volatility	62.79% to 63.26%
Risk-free interest rate	0.76% to 1.19%
Expected dividend yield	0

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

On April 1, 2014 the Board of Directors approved a stock option grant, for services rendered from January 7, 2014 to July 6, 2014, to a consultant to purchase 40,000 shares of common stock exercisable at $1.64 per share. The option was vested on April 1, 2014, the option life is 5 years and will expire on March 31, 2019. In addition, the Company will pay the consultant $20,000 per month during the six month period from January 7, 2014 to July 6, 2014. The total value of these 40,000 shares of stock option was $55,396 and charged to additional paid-in capital on April 1, 2014.

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation for the term of one year effective October 27, 2014 (“the Effective Date”). Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company's common stock, par value $0.0001 per share ("Common Stock") as a sign on bonus and 50,000 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share, at $2.93 per share. Such options vest in equal installments on July 27, 2015 and October 27, 2015 and the option life is 3 years and expires on July 27, 2018 and October 27, 2018, respectively.

On December 26, 2014 the Board of Directors approved the cash and option bonus payments to officers and employees, including cash of $250,000 each to Mr. Leo Ehrlich, our CEO and Dr. Krishna Menon, our President, and 25,000 options exercisable for 3 years at $4.71 per share of common stock to Dr. William James Alexander, our COO and 65,000 options exercisable for 3 years at $4.29 per share of common stock, to our employees.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	39,007,500	$0.14	6.50	$59,613,000
Granted	140,000	4.07
Exercised	(60,000)	0.29
Forfeited/expired	(30,000)	0.35
Outstanding at December 31, 2014	39,057,500	$0.16	5.99	$165,416,000

Exercisable at December 31, 2014	39,007,500	$0.15	6.00	$165,343,000

The Company recognized approximately $307,000, $229,000, $307,000 and $255,000 of stock based compensation costs related to stock and stock options awards for the three months and six months ended December 31, 2014 and 2013, respectively.

Stock Warrants

For the six months ended December 31, 2014

From July 1, 2014 to September 30, 2014, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $200,000 in total for the exercise of 200,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

From October 1, 2014 to December 31, 2014, the Company issued 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share and 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $0.50 per share. The Company received an aggregate of $556,000 in total for the exercise of 741,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000
Extended	-	-	-
Granted	-	-	-
Exercised	(941,000)	0.8	-
Expired	-	-	-
Outstanding at December 31, 2014	1,507,000	$1.14	1.02	$4,839,000

Exercisable at December 31, 2014	1,507,000	$1.14	1.02	$4,839,000

11. Equity Transactions

(1) Issuance of Common Stock for Cash

For the period from October 25, 2013 to December 31, 2014,

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – (“New Agreement’ or “October 2013 Agreement”)

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 will be amortized as the funding is received. The amortized amount of $84,000 and $201,000 was debited to additional paid-in capital for the three months and six months ended December 31, 2014. The unamortized portion is carried on the balance sheet as deferred offering costs and was $94,000 at December 31, 2014.

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

Under the Purchase Agreement, on any trading day selected by the Company which the closing sale price of our Class A Common Stock exceeds $0.25 per share, we may direct Aspire Capital to purchase up to 200,000 shares of our Class A Common Stock per trading day. The Purchase Price of such shares is equal to the lesser of a) the lowest sale price of our Class A Common Stock on the purchase date; or b) the arithmetic average of the three lowest closing sale prices for our Class A Common Stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

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

During the period from October 25, 2013 to December 31, 2014, the Company had completed sales to Aspire totaling 7,500,000 shares of common stock generating gross proceeds of approximately $14.9 million. As of December 31, 2014, a balance of $5.1 million remains and is available under the financing arrangement.

(2) Issuance of Common Stock by Exercise of Common Stock Purchase Warrants

For the six months ended December 31, 2014

From July 1, 2014 to September 30, 2014, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $200,000 in total for the exercise of 200,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

From October 1, 2014 to December 31, 2014, the Company issued 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share and 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $0.5 per share. The Company received an aggregate of $556,000 in total for the exercise of 741,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

(3) Issuance of Common Stock by Exercise of Common Stock Options

For the six months ended December 31, 2014

The Board of Directors approved the exercise of 30,000 Common Stock options at $0.20 per share for $6,000 on November 24, 2014 and the exercise of another 30,000 Common Stock options at a range of $0.32 – $0.43 per share for $11,200 from October 2014 to December, 2014.

(4) Issuance of Common Stock to Consultants and Employees

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation for the term of one year effective October 27, 2014 (“the Effective Date”). Commencing on the Effective Date and ending on the six month anniversary of the Effective Date (the "Six Month Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the Effective Date (the "One Year Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $400,000. Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company's common stock, par value $0.0001 per share ("Common Stock") as a sign on bonus and 50,000 stock options vesting during the next 12 months. The Company may award Dr. Alexander an annual bonus at the sole discretion of the Board of Directors of the Company.

12. Subsequent Events

Equity Transactions

From January 1, 2015 to February 5, 2015, the Company has generated additional proceeds of approximately $3,031,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

In January 2015, the Company submitted a request to the Food and Drug Administration (FDA) Division of Gastroenterology and Inborn Errors Products for a pre-Investigational New Drug (IND) meeting to discuss development of a topical defensin-mimetic compound for the indication of induction of remission of ulcerative proctitis and ulcerative proctosigmoiditis.

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

Management’s Plan of Operation

Overview

Research and Development Activities

In addition to the pharmaceutical compounds already acquired, we seek to acquire exclusive rights to other pharmaceutical compound candidates intended for prevention and/or treatment of diseases. The Company devotes most of its efforts and resources on its compounds already in clinical trials. These trials are evaluating our drug Kevetrin for the treatment of cancers, Prurisol for the treatment of psoriasis, and Brilacidin for the treatment of skin infections and prevention of oral mucositis complicating chemoradiation treatment for cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials. At this time the Company is focusing its research and development efforts on Kevetrin, Prurisol, Brilacidin, and to a lesser extent on our other anti-bacterial and anti-fungal compounds.

We are a clinical stage company. We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or efficacy issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

As of December 31, 2014, we had approximately $9.5 million in cash and cash equivalents compared to $5.0 million as of June 30, 2014. We anticipate that future cash expenditures will be approximately $15.7 million over the next 12 months. We do not presently have established collaborative agreements to assist us in providing funding for the development of our drugs. We can give no assurances that such collaborative agreement funding will, in fact, be entered into in the future. Should we not enter into any collaboration agreements in the future, we may be required to secure alternative financing arrangements, find additional partners and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional partners or alternative financing arrangements will be entirely available to us, if at all.

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. PolyMedix Inc. was founded in 2002 based on technology licensed from the University of Pennsylvania (Penn). The purchased bankruptcy estate included two license agreements from Penn, an exclusive patent license agreement and a nonexclusive software license agreement. The list of material intellectual property, patents, and licenses acquired and their expiration dates was disclosed at “Part I, Item 1. Intellectual Property, Patents and Licenses Acquired” of our Annual Report for the year ended June 30, 2014.

Status of Active Programs in Clinical Development

Kevetrin

Kevetrin, our novel anti-cancer compound, has demonstrated the potential for a major breakthrough in cancer research by exhibiting an activation of wild type p53 and degradation of mutant p53. Tumor protein p53, often referred to as the “Guardian Angel Gene” or the “Guardian Angel of the Human Genome” due its crucial role in controlling cell mutations, is a tumor suppressor protein that is encoded by the TP53 gene in humans and has been widely regarded as possibly holding a key to the future of cancer therapies. Additional studies have shown that Kevetrin has potent anticancer activity in a wide range of tumor types by targeting histonedeacetylase (HDAC).

The Phase 1 trial for Kevetrin is being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and its partner institution Beth Israel Deaconess Medical Center. The clinical trial, presently enrolling its 10th cohort, is evaluating the safety and potential efficacy of Kevetrin in patients with advanced-stage solid tumors of various types. The primary endpoints for the study are safety, determining the maximum tolerated dose and establishing the dose for a future Phase 2 clinical trials. Presently, we believe we are at the latter stage of the trial as one patient in the 9th cohort experienced a dose limiting toxicity (DLT). Within this 9th cohort, the Company reported the near complete disappearance of a presumed metastatic splenic lesion in a Stage 4 ovarian cancer patient who had received two cycles of Kevetrin treatment. The trial is registered on www.clinicaltrials.gov.

http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

The expression of p21 is tightly controlled by p53. In the laboratory, Kevetrin increased the expression of p21; therefore, expression of p21 in peripheral blood lymphocytes was included as a biomarker in the Phase 1 study. Among patients enrolled in the 8th cohort of the ongoing Kevetrin trial, results showed significant enhancement of p21 expression in 50% of these patients. These findings represents a positive signal for the potential efficacy of Kevetrin in the treatment of cancer.

University of Bologna

The University of Bologna (Italy) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan to evaluate Kevetrin in patients with Acute Myelogenous Leukemia (AML). The planned study, a Phase 1b trial, will be titled “A Multi-Center, Open-Label, Phase 1B Study of Escalating Doses of Kevetrin (Thioureidobutyronitrile) Administered Intravenously, with Cytarabine Administered A) Subcutaneously, or B) Intravenously, in Patients with Acute Myelogenous Leukemia (AML).” The protocol has not been finalized because the dosing regimen of Kevetrin has not yet been decided pending results from the ongoing U.S. Phase 1 study. We anticipate that the trial will start when the initial Kevetrin dosing regimen is decided. The study will be conducted and managed by the Principal Investigator at the University of Bologna.

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

Prurisol

In June 2012, we participated in a pre IND meeting with the U.S. Food and Drug Administration ("FDA") pertaining to Prurisol - our compound targeting psoriasis. Cellceutix had requested the meeting for guidance on its initiatives to seek a section 505(b)(2) designation for Prurisol, which would allow the us to forgo certain early-stage studies and advance Prurisol into later-stage clinical trials. Cellceutix was advised by the FDA that a 505(b)(2) application would be an acceptable approach for Prurisol. In June 2014, we completed a Phase 1 trial as recommended by FDA that documented the relative bioavailability of the active component of Prurisol compared to a related marketed drug – Ziagen. We met with the FDA in December 2014 and received permission to move forward and begin a Phase 2 study in patients with psoriasis. We are presently manufacturing and packaging the drug supplies for the study.

Brilacidin for Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of infections, including Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”), caused by drug-sensitive or drug-resistant strains of Staphylococcus aureus, including Methicillin-Resistant Staphylococcus aureus (MRSA), and by other Gram-positive bacteria..

The Phase 2b trial entitled “A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” completed enrollment in August 2014. On October 23, 2014, we announced positive top-line efficacy data from this Phase 2b ABSSSI trial, and on January 5, 2015, we reported the corresponding 95% confidence intervals.

The trial, which began in February 2014, enrolled 215 total subjects, with approximately 25% in each of the four treatment arms. The primary endpoint was clinical success, defined as reduction of at least 20% in area of ABSSSI lesion, relative to baseline, when observed 48-72 hours after the first dose of study drug, and no rescue antibiotics administered. This is consistent with the 2013 Food and Drug Administration (FDA) guidance for ABSSSI studies and is the same endpoint used in recent approvals for ABSSSI drugs.

In treated patients assessed at 48-72 hours, 47/51 (92.2%), 46/48 (95.8%), 51/52 (98.1%), and 45/48 (93.8%) achieved clinical success in the Brilacidin 0.6 mg/kg single-dose group, Brilacidin 0.8 mg/kg single-dose group, Brilacidin 1.2 mg/kg 3-day group, and daptomycin 7-day group, respectively. The corresponding 95% confidence intervals around the clinical success rates were 85-100%, 90-100%, 94-100%, and 87-100%, respectively. Although this Phase 2b study was not powered for statistical comparisons, the 95% confidence intervals overlap, which indicates similar efficacy across all treatment groups. All Brilacidin treatment regimens were well tolerated. There were six severe adverse events (SAE) reported across the study, none of which were considered related to Brilacidin by the principal investigator. The Company believes that the trial met the Company’s clinical goals and that Brilacidin shows the potential to be a first in class drug.

In December 2014, the U.S. Food and Drug Administration (FDA) granted Qualified Infectious Disease Product (QIDP) designation for Brilacidin as a new treatment for Acute Bacterial Skin and Skin Structure Infections (ABSSSI). The QIDP designation was established as part of the Generating Antibiotic Incentives Now (GAIN) Act, passed by the U.S. Congress in July 2012, for the purpose of encouraging pharmaceutical companies to develop new antimicrobial drugs to treat serious and life-threatening infections. Receiving QIDP designation means that Brilacidin is now eligible for additional FDA incentives in the approval and marketing path, including Fast Track designation and Priority Review for development and a five-year extension of market exclusivity.

In December 2014 we submitted our end-of-Phase 2 briefing book to the FDA for discussion of our planned Phase 3 ABSSSI protocol. The FDA requested pharmacokinetic (PK) data and other reports, which we are now preparing. Upon FDA acceptance of our protocol, we can start the Phase 3 study.

Brilacidin for Oral Mucositis

In animal models of oral mucositis induced by chemoradiation, topically applied Brilacidin was shown to significantly reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo. Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies. We believe that the combination of these attributes contributed to the efficacy of Brilacidin in these animal studies. In December 2013, the Company filed an application with the U.S. Food and Drug Administration requesting Orphan Drug designation for Brilacidin as a drug candidate for the prevention of oral mucositis in patients with head and neck cancer undergoing chemoradiation treatment. FDA advised the company that the data indicate that Brilacidin could not only treat patients to prevent and/or lessen the severity radiation-induced OM but potentially also be efficacious in patients with chemotherapy-induced OM. Therefore the target population for Brilacidin-OM would exceed the number of patients qualifying for orphan drug designation.

In September 2014, Cellceutix filed an IND (Investigative New Drug) application for a planned clinical trial titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”. On October 13, 2014 Cellceutix announced the acceptance of its IND (Investigational New Drug Application) by the Food and Drug Administration for the treatment of Oral Mucositis with Brilacidin. At present, sites in the US are being identified, evaluated for participation and trained.

Brilacidin for Diabetic Foot Ulcer, Ophthalmic, and Otitic Infections and Related Formulation Work

Cellceutix is formulating and conducting preclinical experiments on topical Brilacidin for use in diabetic foot ulcer infections, ophthalmic (eye) infections, including keratitis and conjunctivitis; and for ear-related infections, such as otitis externa or draining otitis media. On July 14, 2014, the Company announced that a significant breakthrough had been made in the formulation of Brilacidin. Previously, Brilacidin was stored in a refrigerated state. The Company has now developed the formulation of Brilacidin to be stable at room temperature. However, further formulation work is still needed for each indication. Upon developing optimal formulations, the Company plans to advance these drugs into the clinic. The Company believes this work, though challenging, will be completed in the first half of 2015.

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

In May 2012, Polymedix announced that they had stopped enrollment in two clinical trials for delparantag: a Phase 2 clinical trial for reversing the anticoagulant activity of UFH in patients undergoing PCI procedures, and a Phase 1B/2 clinical trial for reversing the anticoagulant activity of the LMWH enoxaparin in healthy volunteers. While delparantag showed activity in neutralizing both UFH and the LMWH enoxaparin in these clinical trials, Polymedix decided to stop enrollment in both trials due to observations of reductions in blood pressure in some patients. Subsequently, PolyMedix withdrew the Investigational New Drug (IND) application.

The Company is presently evaluating this drug for other diseases.

Compounds with Activity Against Gram-Negative Bacteria

We are evaluating several host defense protein (HDP) mimics as novel antibiotic compounds, with activity against specific strains of Enterobacteriaceae, including multi-drug resistant Klebsiella pneumoniae. The research, which is government-funded through existing grants to research institutions, is being conducted at a major university in Texas. In December 2014 a key Cellceutix collaborator, Fox Chase Chemical Diversity Center, received a 1-year extension on a subcontract from the University of Massachusetts (Amherst) under a UO1 National Institute of Health grant. The subcontract of $565,440 will be used to continue research on the development of the our platform technology of host defense protein mimics (HDP mimics or defensin-mimetics) to combat serious and life-threatening infections caused by multi-drug resistant Gram-negative bacteria. We expect to advance a lead compound toward a possible IND filing in 2015.

Compounds with Activity Against Fungal Pathogens

We have entered into a research collaboration with Fox Chase Chemical Diversity Center (FCCDC) which has led to an award of a Phase 2b Small Business Innovation Research (SBIR) grant from the National Institute of Allergy and Infectious Disease (NIAID). This $1.5 million dollar grant (over 2 years) will be directed into developing this technology platform on host defense protein (HDP) mimics for treatment of disseminated fungal infections, particularly those caused by azole-resistant Candida species. We expect to advance a lead compound toward a possible IND filing in 2015.

Other

In addition to their antimicrobial activity, we are evaluating the use of current and future host defense protein (HDP) mimics for disorders of barrier function, where the innate immune system plays a vital role. For these disorders, the goal is to exploit the anti-inflammatory and anti-biofilm properties to restore and maintain healthy skin and mucous membranes, and to treat refractory biofilm-related infections on natural and artificial surfaces. This would include inflammatory or trauma-related conditions of the skin, eyes, GI tract, and respiratory mucosa; exacerbations of chronic bronchitis and cystic fibrosis; and infections of catheters, valves, and prosthetic joints.

In January 2015, the Company submitted a request to the Food and Drug Administration (FDA) Division of Gastroenterology and Inborn Errors Products for a pre-Investigational New Drug (IND) meeting to discuss development of a topical defensin-mimetic compound for the indication of induction of remission of ulcerative proctitis and ulcerative proctosigmoiditis.

Results of Operations for the three months ended December 31, 2014 and 2013

Revenue

We generated no revenue and incurred operating expenses of $2.7 million and $1.6 million for the three months ended December 31, 2014 and 2013, respectively.

Research and Development

The following table presents the research and development expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)
Research and development expenses – other	$1,040,000	$812,000	28%
Officers payroll	401,000	95,000	322%
Stock-based compensation – Officer	199,000	-	N/A
Employees payroll	208,000	107,000	94%
Stock-based compensation – employees	95,000	-	N/A
Research and development expenses	$1,943,000	$1,014,000	92%

Research and development expenses consist mostly of compensation and related costs for clinical trials and consultants. The increase of $929,000 in 2014 was primarily due to; an increase in stock-based compensation to our newly hired Chief Operations Officer (“COO”) of $199,000; an increase in stock-based compensation to employees of $95,000; an increase in payroll due to the year end bonus paid to our executive officers and the hiring of our COO of $306,000; and an increase in other Research and development expenses of $228,000.

Research and development expenses will increase in future periods as we expect to continue to invest an additional $15.7 million in Research and development. See Requirement for Additional Working Capital below.

General and Administrative Expenses

The following table presents the components of general and administrative expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)
Advertising expenses	$16,000	$20,000	(20)
Insurance expenses	33,000	32,000	3%
Rent expenses	55,000	71,000	(23)
Payroll expenses and payroll tax	30,000	19,000	58%
Stock based compensation – administrative employees	12,000	105,000	(89)
Travel expenses	47,000	17,000	176%
Other operating expenses	51,000	66,000	(23)
Total general and administrative expenses	$244,000	$330,000	(26)

The decrease in general and administrative expenses of $85,000 was mostly related to the decrease in stock based compensation of $93,000 and offset by an increase in employee payroll expenses of $11,000.

Officers' payroll and payroll tax expenses

The following table presents the components of officers' payroll and payroll tax expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)
Officers' payroll and payroll tax expense
- Officers' payroll - Mr. Leo Ehrlich, CEO	$366,000	$106,000
- Officers' payroll - Mr. Krishna Menon, President (representing 10% of his payroll and approximately $329,000 and $95,000, representing 90 % of payroll expense paid to Mr. Krishna Menon included in research and development expense)	37,000	11,000
	$403,000	$117,000	244%
Payroll tax expense	9,000	2,000	350%
	412,000	119,000	246%

The increase was mainly due to the bonus of $250,000 paid to each of the two officers of the end pf calendar year 2014 and the 10% increase in salary from the calendar year 2013 annual salary of $423,500, to the calendar year 2014 annual salary of $465,850.

Other Income/Other Expenses

The following table other income/other expenses for the three months ended December 31, 2014 and 2013, respectively (rounded to nearest thousand):

	Three Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)

Interest income	$1,000	$-	N/A %
Interest expense	(51,000)	(51,000)	0%
Other income/(expense), net	$(50,000)	$(51,000)	(2)

Net Losses

We incurred net losses of $2.76 million and $1.60 million for the three months ended December 31, 2014 and 2013 because of above factors.

Net Losses Attributable to Common Stockholders

We have net losses attributable to common stockholders of $2.76 million and $3.58 million for the three months ended December 31, 2014 and 2013.

Results of Operations for the six months ended December 31, 2014 and 2013

Revenue

We generated no revenue and incurred operating expenses of $7.1 million and $2.5 million for the six months ended December 31, 2014 and 2013, respectively.

Research and Development

The following table presents the research and development expenses for the six months presented, (Rounded to nearest thousands):

	Six Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)
Research and development expenses – other	$1,764,000	$1,127,000	57%
Clinical trial payments paid for ABSSSI Trial	2,488,000	78,000	3,090%
Study on Brilacidin	420,000	1,000	41,900%
Officers payroll	507,000	191,000	165%
Stock-based compensation – Officers	199,000	-	N/A %
Employees payroll	325,000	189,000	72%
Stock-based compensation – employees	95,000	-	N/A %
Research and development expenses	$5,798,000	$1,586,000	266%

The increase in research and development of $4.21 million in 2014 was primarily due to formulation costs and an increase in clinical trial costs for ABSSSI, psoriasis, cancer and start up costs for a oral mucositis trial.

Research and development expenses will increase in future periods because we expect to continue to invest an additional $15.7 million in the Research and development expenses. See Requirement for Additional Working Capital.

General and Administrative Expenses

The following table presents the components of general and administrative expenses for the six months presented, (Rounded to nearest thousands):

	Six Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)
Advertising expenses	$32,000	$32,000	0%
Insurance expenses	67,000	46,000	46%
Rent expenses	106,000	80,000	33%
Payroll expenses and payroll tax	48,000	32,000	50%
Stock based compensation	12,000	105,000	(89)%
Travel expenses	80,000	27,000	196%
Other operating expenses	128,000	113,000	13%
Total general and administrative expenses	$473,000	$435,000	9%

The increase in general and administrative expenses of $38,000 was mostly related to the increase in rent expenses of $26,000, an increase in other operating expenses of $15,000, an increase of travel expenses of $53,000, and offset by the decrease in stock based compensation of $93,000.

Officers' payroll and payroll tax expenses

The following table presents the components of officers' payroll and payroll tax expenses for the six months presented, (Rounded to nearest thousands):

	Six Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)
Officers' payroll and payroll tax expense
- Officers' payroll - Mr. Leo Ehrlich, CEO	$483,000	$212,000
- Officers' payroll - Mr. Krishna Menon, President(representing 10% of his payroll and approximately $435,000 and $191,000, representing 90% of payroll expense paid to Mr. Krishna Menon included in research and development expense)	48,000	21,000
	$531,000	$233,000	128%
Payroll tax expense	11,000	4,000	175%
	542,000	237,000	129%

The increase was mainly due to a 10% increase in annual salary for calendar year 2014 and a bonus of $250,000 paid to each of the two officers at the end of calendar year 2014.

Other Income/Other Expenses

The following table other income/other expenses for the six months ended December 31, 2014 and 2013, respectively (rounded to nearest thousand):

	Six Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)
Sundry income	$9,000	-	N/A	%
Interest income	2,000	-	N/A	%
Interest expense	(101,000)	(109,000)	(7)%
Other income/(expense), net	$(90,000)	$(109,000)	(17)%

Net Losses

We incurred net losses of $7.2 million and $2.6 million for the six months ended December 31, 2014 and 2013 because of above factors.

Net Losses Attributable to Common Stockholders

We have net losses attributable to common stockholders of $7.2 million and $4.6 million for the six months ended December 31, 2014 and 2013.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended December 31, 2014 and 2013, respectively (rounded to nearest thousand):

	Six Months Ended December 31,		%Change Increase/
	2014	2013	(decrease)

Net cash used in operating activities	$(6,677,000)	$(2,227,000)	200%
Net cash used in investing activities	(395,000)	(2,111,000)	(81)%
Net cash provided by financing activities	11,553,000	6,358,000	82%
Net increase in cash and cash equivalents	$4,481,000	$2,020,000	122%

The increase in net cash used in operating activities of $4.5 million versus the prior-year six-month period was mainly due to an increase in our losses from operations of $4.5 million.

Our operating activities used cash of $6.7 million, and $2.2 million for the six months ended December 31, 2014 and 2013, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $1.7 million versus the prior-year six-month period was due to a decrease in acquiring patents of $1.8 million.

During the six months ended December 31, 2014, our investing activities used cash of $0.4 million, including the purchases of property and equipment of $ 0.01 million and patents of $0.4 million. During the six months ended December 31, 2013, our investing activities used cash of $2.1 million, including the purchases of patents of $2.1 million, offset by the proceeds of disposals from fixed assets of $0.02 million.

The increase in net cash provided by financing activities of $5.2 million versus the prior-year six-month period was due to an increase in sales of our common stock to Aspire.

During the six months ended December 31, 2014, we raised approximately $11.6 million in net cash proceeds, including $10.8 million in net proceeds from the sale of 5.0 million shares of our common stock to Aspire and $0.8 million from the exercise of warrants.

During the six months ended December 31, 2013, we raised approximately $6.4 million in net cash proceeds, including $5.6 million in net proceeds from the sale of 3.2 million shares of our common stock to Aspire and $1.0 million from the exercise of warrants, offset by payment of settlement liabilities of $0.3 million.

Liquidity Sources

As of December 31, 2014 the Company had a cash balance of approximately $9.5 million.

Aspire Capital Agreement

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new stock purchase agreement (the “Purchase Agreement”) with Aspire Capital. See Note 11 of the Notes to our Consolidated Financial Statements included in Item 1 of this Quarterly Report for additional information regarding this Purchase Agreement.

During the period from October 25, 2013 to December 31, 2014, the Company had completed sales to Aspire totaling 7,500,000 shares of common stock generating gross proceeds of approximately $14.9 million. As of December 31, 2014, a balance of $5.1 million remains and is available under the financing arrangement.

From January 1, 2015 to February 5, 2015, the Company has generated additional proceeds of approximately $3,031,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

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

Requirement for Additional Working Capital

Research and Development Costs. We intend to use the net proceeds from the above Aspire transaction to fund our product development programs and for general corporate purposes, and therefore anticipate having sufficient funds to meet our planned drug development for the next twelve months. We plan to incur the following expenses of approximately $15.7 million over the next twelve months:

1. Research and Development: $1.5 million in preclinical development costs including testing Kevetrin on additional tumors, and advancement of our anti- infective, anti- inflammatory and anti-fungal compounds towards clinical trials.

2. Clinical trials - $10.0 million: We have budgeted $0.5 million for our Phase 1 Kevetrin trials; $2.5 million for the Prurisol phase 2/3 trials; $3.5 million during 2015 for Brilicidin ABSSSI Phase 3 trials. We expect the total cost of the ABSSSI clinical trial to range between $6 million-$12 million (depending upon the final directives from the FDA as to the needed patient population). The trial is expected to take one year with the bulk of trial costs in 2016; $3.0 million for the planned Brilicidin Oral Mucositis Phase 2 trials, and $0.5 million Phase 2 pilot study on Ulcerative Proctitis.

3. Corporate overhead of $4.0 million: Budgeted office salaries, legal, accounting and other costs expected to be incurred.

4. Capital costs of $0.2 million: Estimated cost for equipment and laboratory improvements.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing approximately $5 million (as per current management’s budgets) of our remaining financing available with Aspire Capital.

Management intends to obtain capital or debt financing, as required, to fund the Company's operations for the next 12 months. There can be no assurance that the Company will be able to obtain the additional capital resources on terms and conditions acceptable to the Company to fund its anticipated obligations for the next twelve months.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2014 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years
Lease obligations(1)	$785,000	$105,000	$418,000	$262,000	$-

Total	$785,000	$105,000	418,000	$262,000	$-

(1) The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,000. We will receive $900 per month from the sublease of 200 square feet of space to Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of our Company, which is not included in the table above.

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

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S.“tax regulations”. Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

Intangible Assets

Intangible assets primarily consist of legal and filing costs associated with obtaining patents and licenses and are amortized on a straight-line basis over their remaining useful lives which are estimated to be 12-17 years from the effective dates of the patent filing.

Management has reviewed its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable and its carrying amount exceeds its fair value, which is based upon estimated undiscounted future cash flows. Net assets are recorded on the balance sheet for patents. However, if a competitor were to gain FDA approval for a treatment before us or if future clinical trials fail to meet the targeted endpoints, the Company would likely record an impairment related to these assets. In addition, if an application is rejected or fails to be issued, the Company would record an impairment of its estimated book value.

Contingencies

Management assesses the probability of loss for certain contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management discloses any liability which, taken as a whole, may have a material adverse effect on the financial condition of the Company.

Recent Accounting Pronouncements

As disclosed in Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. We hold investments that are subject to credit risk, but not interest rate risks. We do not own derivative financial instruments in our investment portfolio. Accordingly, we do not believe there is any material market risk exposure that would require disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, we have taken certain actions to remediate the material weakness related to our prior lack of analysis of certain research and development expenses incurred. Management reviewed its research and development costs this quarter to insure all research and development costs are expensed in the proper accounting period.

We believe the measures described above remediated the material weakness identified above and will continue to strengthen our internal controls over financial reporting.

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have an approximate $9.5 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $15.7 million in the upcoming twelve months to operate our business in accordance with our business plans and budgets.

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

As of December 31, 2014, we had approximately $9.5 million of cash available to support operations or our business plan. Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph in its audit report which is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

The sale of our Class A Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of Class A Common Stock acquired by Aspire Capital could cause the price of our Class A Common Stock to decline, which could have a materially adverse effect on our business.

We have registered for sale the Commitment Shares that we have issued to Aspire Capital, and an additional 13,789,477 shares of Class A Common stock that we may sell to Aspire Capital under the Purchase Agreement. It is anticipated that shares registered in the Aspire offering will be sold over a period of up to approximately 36 months from October 25, 2013, the date of the signing of the Purchase Agreement. The number of shares ultimately offered for sale by Aspire Capital under the prospectus is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our Class A Common Stock under the Purchase Agreement may cause the trading price of our Class A Common Stock to decline.

During the period from October 25, 2013 to December 31, 2014, the Company completed sales to Aspire totaling 7,500,000 shares of common stock generating gross proceeds of approximately $14.9 million. As of December 31, 2014, a balance of $5.1 million remains and is available under the financing arrangement. From January 1, 2015 to February 5, 2015, the Company has generated additional proceeds of approximately $3,031,000 under the Common Stock Purchase Agreement with Aspire from the sale 800,000 shares of its common stock.

Aspire Capital may ultimately purchase all, some or none of the Class A Common Stock that, together with the Commitment Shares, is the subject of the prospectus. Aspire Capital may sell all, some or none of its shares that it holds or comes to hold under the Purchase Agreement. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement under the registration statement, may result in dilution to the interests of other holders of our Class A Common Stock. The sale of a substantial number of shares of our Class A Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

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

We have no products approved for commercial sale, have never generated any revenues, and may never achieve revenues or profitability.

We are a biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

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

We have a limited operating history, making it difficult for you to evaluate our business and your investment, and we may never generate any revenue which could cause us to cease operations.

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

Our drug candidates are in developmental stages, or in phase 1, and phase 2 clinical stages, but have not yet reached the most important clinical phase 3 stage. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any of our drug candidates.

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

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug; preparing for a Phase 2 study for Prurisol (anti-psoriasis); commencing a Phase 2 for Brilacidin-OM (oral mucositis); and plan a Phase 3 for Brilacidin (ABSSSI). The work-plan we have developed for the next twelve months should enable us to advance Kevetrin’s clinical trial to Phase 2; commence Phase 2 clinical trials for Prurisol and Brilacidin-OM; and commence Phase 3 clinical trials for Brilacidin (ABSSSI).

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

We have limited experience in conducting and supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA. The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale, which could have a materially adverse effect on our business.

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

We depend upon the efforts and abilities of our management team. On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Krishna Menon, Chief Scientific Officer for a period of three years ending on December 31, 2013. On January 1, 2014, the Board of Directors of the Company approved an extension of the Employment Agreements with Leo Ehrlich and Krishna Menon for a one year period with a 10% increase in salary from the previous annual salary of $423,500 each, to an annual salary of $465,850. On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of the Company for the term of one year effective October 27, 2014.

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

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

Because our common stock is quoted on the OTC your ability to sell your shares in the secondary trading market may be limited.

Our Class A Common Stock is currently quoted on the OTC. Consequently, the liquidity of our Class A Common Stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our Class A Common Stock may be lower than might otherwise prevail if our Class A Common Stock was quoted and traded on NASDAQ or a national securities exchange.

Because our Class A Common Stock is considered "penny stock" you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our Class A Common Stock currently is quoted on the OTC at less than $5.00 per share, our shares are "penny stocks" and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

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

The closing price of our Class A Common Stock, as quoted on the OTC, was $4.39. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At February 5, 2015, our directors and executive officers own or control approximately 28% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of February 5, 2015 we had 116,638,129 shares of Class A Common Stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e. approximately 46.91%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of February 5, 2015, 37,680,662 of the 116,638,129 outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

5,295,064 shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1) The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Title	Method of Filing
2.1	Agreement and Plan of Share Exchange, by and among EconoShare, Inc., Cellceutix Pharma, Inc., and the Shareholders of Cellceutix Pharma, Inc. dated as of December 6, 2007	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed December 12, 2007
3.1	Articles of Incorporation of Cellceutix Pharma, Inc.	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed December 12, 2007
3.2	By-laws of Cellceutix Pharma, Inc.	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.1	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.2	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.3	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated August 2, 2007	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.4	Assignment Agreement between Cellceutix Pharma, Inc. and Geetha Kamburath dated August 21, 2007	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.5	Assignment Agreement between Cellceutix Pharma, Inc. and Krishna Menon dated October 17, 2007	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.6	Assignment Agreement between Cellceutix Pharma, Inc. and Adam Harris dated October 17, 2007	Exhibit 10.8 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.7	Confidential Disclosure Agreement between Kard Scientific, Inc. and Cellceutix Pharma, Inc. dated September 28, 2007	Exhibit 10.9 to the Current Report on Form 8-K of the Company filed on December 12, 2007
10.8	Asset Purchase Agreement dated July 26, 2013 for the purchase of assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K on Form 8-K of the Company filed on September 9, 2013
10.9	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by US Court to Cellceutix	Exhibit 10 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013
10.10

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by US Court to Cellceutix

Exhibit 10 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013
10.11	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by US Court to Cellceutix	Exhibit 10 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013

10.12	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated November 03, 2009	Exhibit 10.25 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011
10.13	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated May 07, 2009	Exhibit 10.26 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011
10.14	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011
10.15	Employment Agreement between Cellceutix Corporation and Krishna Menon	Exhibit 99-2 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.16	Employment Agreement between Cellceutix Corporation and Leo Ehrlich	Exhibit 99-1 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.17	Cellceutix Corporation 2010 Equity Incentive Plan filed on Menon	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.18	First Amendment to Asset Purchase agreement dated August 30, 2013 and completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 9, 2013
10.19	Registration Rights Agreement, dated as of October 25, 2013 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.20	Common Stock Purchase Agreement, dated as of October 25, 2013, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.21	Intellectual Property Acquired From Polymedix	Exhibit 10.37 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.22	Material Transfer Agreement With Beth Israel Deaconess	Exhibit 10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.23	Lease Between Cellceutix Corporation And Cummings Properties	Exhibit 10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.24	Cellceutix Aruda Agreement	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.25	Amendment To Menon-Cellceutix Agreement Without Changing The Total Royalties Payable Under The Terms Of The Prior Agreement	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.26	Assignment of Patent rights to Cellceutix by Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.27	Employment Agreement Dr. William James Alexander dated October 23, 2014	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 23, 2014
10.28	Code of Ethics	Exhibit 10.15 to the Form 10-KSB of the Company for the year ended June 30, 2008 filed on September 24, 2008
31.1	Chairman of the Board and President Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.1	Chairman of the Board and President Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Furnished herewith

(b) Reports on Form 8-K

(1)

The Company filed a Form 8-K on October 20, 2014 related to Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, related to the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation.

(2)

The Company filed a Form 8-K on December 26, 2014 related to Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, related to bonus payment to officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Dated: February 9, 2015	By:	/s/ Leo Ehrlich
Leo Ehrlich Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive, Accounting and Financial Officer)

By:	/s/ Krishna Menon
Krishna Menon
President and Director

