Form 10-Q
period 2015-03-31
Cellceutix CORP
filed 2015-05-11
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	117,718,508
Common Stock Class B, $0.0001 par value	None

 CELLCEUTIX CORPORATION

 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2015

PART I – FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Rounded to nearest thousand except for per share data)

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash	$10,804,000	$4,988,000
Prepaid expenses and security deposits	623,000	568,000
Total Current Assets	11,427,000	5,556,000

Other Assets:
Patent costs - net	5,106,000	4,962,000
Property, plant and equipment -net	40,000	39,000
Deferred offering costs	499,000	295,000
Total Other Assets	5,645,000	5,296,000

Total Assets	$17,072,000	$10,852,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - (including related party payables of approx. $1,686,000 and $1,708,000, respectively)	$2,046,000	$2,664,000
Accrued expenses - (including related party accruals of approx. $82,000 and $290,000, respectively)	334,000	336,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,796,000 and $3,181,000, respectively)	2,906,000	3,224,000
Note payable - related party	2,022,000	2,022,000
Redeemable Common Stock	-	1,400,000
Total Current Liabilities	7,308,000	9,646,000

Total Liabilities	7,308,000	9,646,000

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 117,618,508 and 109,787,129 issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	12,000	11,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	-	-
Additional paid-in capital	47,816,000	29,215,000
Accumulated deficit	(38,064,000)	(28,020,000)
Total Stockholders' Equity	9,764,000	1,206,000

Total Liabilities and Stockholders' Equity	$17,072,000	$10,852,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CELLCEUTIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Rounded to nearest thousand except for per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	2,318,000	1,831,000	8,117,000	3,417,000
General and administrative expenses	275,000	233,000	748,000	669,000
Officers' payroll and payroll tax expenses	138,000	138,000	680,000	376,000
Professional fees	114,000	80,000	359,000	286,000

Total operating expenses	2,845,000	2,282,000	9,904,000	4,748,000

Loss from operations	(2,845,000)	(2,282,000)	(9,904,000)	(4,748,000)

Other expenses
Interest income	1,000	-	3,000	-
Interest expense	(51,000)	(51,000)	(152,000)	(159,000)
Sundry income	-	-	9,000	-
Total other expenses	(50,000)	(51,000)	(140,000)	(159,000)

Loss before provision for income taxes	(2,895,000)	(2,333,000)	(10,044,000)	(4,907,000)
Provision for income taxes	-	-	-	-

Net loss	$(2,895,000)	$(2,333,000)	$(10,044,000)	$(4,907,000)

Deemed dividend	-	-	-	(1,980,000)

Net loss attributable to common stockholders	$(2,895,000)	$(2,333,000)	$(10,044,000)	$(6,887,000)

Basic and diluted loss per share
attributable to common stockholders	$(0.02)	$(0.02)	$(0.09)	$(0.07)

Weighted average number of common shares	116,885,350	106,542,850	114,221,789	103,935,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Rounded to nearest thousand)

	For the Nine Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,044,000)	$(4,907,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	-	73,000
Common stock and stock options issued as payment for services compensation, services rendered and financing costs	330,000	492,000
Amortization of patent costs	297,000	196,000
Depreciation of equipment	7,000	2,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	(54,000)	(208,000)
Accounts payable	(619,000)	(31,000)
Accrued expenses	(33,000)	362,000
Accrued officers' salaries and payroll taxes	(318,000)	(196,000)

Net cash used in operating activities	(10,434,000)	(4,217,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	24,000
Additions to property, plant and equipment	(9,000)	(43,000)
Patent costs	(441,000)	(2,137,000)

Net cash used in investing activities	(450,000)	(2,156,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	15,845,000	7,220,000
Payment of settlement liabilities	-	(285,000)
Exercise of stock options and warrants	855,000	1,630,000

Net cash provided by financing activities	16,700,000	8,565,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	$5,816,000	$2,192,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,988,000	2,955,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,804,000	$5,147,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$352,000	$252,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES

Cancellation of treasury stock	$-	$(275,000)
Deemed dividend - warrants	$-	$1,980,000
Shares issued as deferred offering costs	$499,000	$373,000
Shares issued for acquisition of patent and equipment	$-	$2,702,000
Redeemable common stock	$(1,400,000)	$1,400,000

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Cellceutix Corporation, (“Cellceutix” or the “Company”) was incorporated on August 1, 2005. The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date.

The Company’s Common Stock is quoted on the Over the Counter market (OTC), symbol “CTIX”. The Company’s application to list its common stock on the NASDAQ Capital Market is in process.

All amounts, where it is designated in these notes to the financial statements as an approximate amount, are rounded to the nearest thousand dollars.

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of cancer, antibiotics and inflammatory disease. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Brilacidin, Kevetrin and Prurisol and advancing them as quickly as possible along the regulatory pathway. We will develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our products. In order to successfully develop and market our products, we may have to partner with other companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2015, we had $10,804,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred for the nine months ended March 31, 2015 and 2014, amounted to $10,044,000 and $4,907,000, respectively, and we have a working capital of approximately $4,119,000 at March 31, 2015 and a working capital (deficit) of approximately $(4,090,000) at June 30, 2014. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to generate additional financing. Since inception, the Company has financed its activities principally from the use of equity securities, debt issuance and loans from an officer to pay for its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt and the sale of equity securities, until such time that funds provided by operations are sufficient to fund working capital requirements.

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million. On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company's prospectus filed as part of the Company's effective $75,000,000 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits. Approximately $10.80 million is subject to credit risk at March 31, 2015. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 44.4 million and 47.1 million were excluded from the computation of diluted earnings (loss) per share for the three months and nine months ended March 31, 2015 and 2014, respectively, because their effect is anti-dilutive.

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

The components of share-based compensation related to stock options in the Company’s Statement of Operations for the three and nine months ended March 31, 2015 and 2014 are as follows (rounded to nearest thousand):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Payroll expenses – under General and administrative expenses	$1,000	$-	$13,000	$105,000

Officers share-based compensation – under Research and development expenses	15,000	-	214,000	-

Employee share-based compensation – under Research and development expenses	7,000	-	103,000	-

Professional fee – under Research and development expenses	-	237,000	-	388,000
Total share-based compensation expense	$23,000	$237,000	$330,000	$493,000

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

In April 2014, the FASB issued guidance for the reporting of discontinued operations, which also contains new disclosure requirements for both discontinued operations and other disposals that do not meet the definition of a discontinued operation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance on the accounting for revenue from contracts with customers that will supersede most existing revenue recognition guidance, including industry-specific guidance. The core principle requires an entity to recognize revenue to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires enhanced disclosures regarding the nature, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2016. Entities can choose to apply the guidance using either the full retrospective approach or a modified retrospective approach. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued guidance that clarifies the accounting for share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. In this case, the performance target would be required to be treated as a performance condition, and should not be reflected in estimating the grant-date fair value of the award. The guidance also addresses when to recognize the related compensation cost. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015, which is fiscal 2017 for the Company. Early adoption is permitted for financial statements that have not been previously issued. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	March 31, 2015	June 30, 2014

Purchased Patent Rights– Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights–Delparantag and related compounds	12	480,000	480,000
Purchased Patent Rights–Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	983,000	542,000
		$5,689,000	$5,248,000
Accumulated amortization		583,000	286,000
		$5,106,000	$4,962,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the three and nine months ended March 31, 2015 and 2014 was approximately $100,000, $94,000, $297,000, and $196,000, respectively.

At March 31, 2015, the future amortization period for all patents was approximately 11 to 16.20 years. Future estimated annual amortization expenses are approximately $100,000 for year ending June 30, 2015, approximately $401,000 for each year from 2016 to 2025, $359,000 for the year 2026, $349,000 for the year 2027, $112,000 for the year 2028, $58,000 for the year 2029 to year 2030 and $57,000 for year 2031.

5. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2015	June 30, 2014

Accrued research and development consulting fees	$252,000	$46,000
Accrued rent (Note 8) – related parties	45,000	53,000
Accrued interest – related parties	37,000	237,000
Total	$334,000	$336,000

6. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2015	June 30, 2014

Accrued salaries – related parties	$2,647,000	$3,032,000
Accrued payroll taxes – related parties	149,000	149,000
Withholding tax	110,000	43,000

Total	$2,906,000	$3,224,000

The Company presently has no employment agreements with Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Previously on December 29, 2010, the Company entered into employment agreements with these two executive officers Both agreements provided for a three year term with each executive receiving an annual base salary of $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. On January 1, 2014, the Board approved a one year extension of the employment agreements with a 10% increase in salaries. The annual salary for each of these officers for 2014 and continuing presently is $465,850.

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of the Company for the term of one year effective October 27, 2014. Commencing on October 20, 2014 and ending on the six month anniversary of the effective date (the "Six Month Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the effective date (the "One Year Anniversary"), the Company shall pay the Executive at the per annum rate of $400,000.

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

As of March 31, 2015, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2015	$53,000
2016	209,000
2017	209,000
2018	209,000
2019	53,000
Total minimum payments	$733,000

Rental expense, under this operating lease agreement for the three and nine months ended March 31, 2015 and 2014 was approximately $53,000, $56,000, $165,000, and $118,000, respectively. Before September, 2013, the Company paid rent to KARD for office space and details are shown in Note 8.

Contractual Commitments

The Company has no contractual minimum commitments to Contract Research Organizations as of March 31, 2015. Services are billed to Cellceutix, when performed by the vendors.

8. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month.

In September 2013, the Company signed a lease agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000. The Company had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by the Company and will pay the Company $900 per month, the same amount the Company previously paid KARD. Innovative Medical paid total rent of $3,000, $3,000, $8,000 and $6,000 to the Company for the three months and nine months ended March 31, 2015 and 2014, respectively, and the rental payment was offset with the accrued rent owed to KARD.

At March 31, 2015 and June 30, 2014, rent payables to KARD of approximately $45,000 and $53,000, respectively, were included in accrued expenses.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At March 31, 2015 and June 30, 2014, the accrued research and development expenses to KARD was approximately $1,686,000 and this amount was included in accounts payable.

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

At March 31, 2015 and June 30, 2014, approximately $37,000 and $237,000 was accrued as interest expense on this note.

At March 31, 2015 and June 30, 2014, principal balances of the demand note was approximately $2,022,000.

10. Stock Options and Warrants Outstanding

Stock Options

The fair value of each option for the nine months ended March 31, 2015 and 2014 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Expected term (in years)	3	3-5
Expected stock price volatility	62.79% to 63.26%	91.25% -124.94%
Risk-free interest rate	0.76% to 1.19%	0.9%-1.98
Expected dividend yield	0	0

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

During the nine months ended March 31, 2015, the Company received an aggregate of $99,600 in total for the exercise of 290,000 options at a price from $0.20 to $0.43.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	39,007,500	$0.14	6.50	$59,613,000
Granted	140,000	3.88
Exercised	(290,000)	0.36
Forfeited/expired	(80,000)	0.38
Outstanding at March 31, 2015	38,777,500	$0.15	5.79	$116,704,000

Exercisable at March 31, 2015	38,727,500	$0.15	5.79	$116,692,000

The Company recognized approximately $23,000, $237,000, $330,000 and $493,000 of stock based compensation costs related to stock and stock options awards for the three months and nine months ended March 31, 2015 and 2014, respectively.

Stock Warrants

For the nine months ended March 31, 2015

On July 11, 2014, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $200,000 in total for the exercise of 200,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

On November 24, 2014, the Company issued 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share and 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $0.50 per share. The Company received an aggregate of $556,000 in total for the exercise of 741,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000
Extended	-	-	-
Granted	-	-	-
Exercised	(941,000)	0.8	-
Expired	-	-	-
Outstanding at March 31, 2015	1,507,000	$1.14	0.77	$3,016,000

Exercisable at March 31, 2015	1,507,000	$1.14	0.77	$3,016,000

11. Equity Transactions

(1) Issuance of Common Stock for Cash

For the period from October 25, 2013 to March 31, 2015,

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – - (“New Agreement’ or “October 2013 Agreement”)

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 for these 210,523 shares was fully amortized as the aggregate of $20,000,000 of our shares of Class A Common Stock was completed in March, 2015. The amortized amount of $94,000 and $295,000 was debited to additional paid-in capital for the three months and nine months ended March 31, 2015.

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

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – - (“New Agreement’ or “March 2015 Agreement”)

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of $499,200 will be amortized as the funding is received. No amortization was made for the three months ended March 31, 2015. The unamortized portion is carried on the balance sheet as deferred offering costs and was $0 at March 31, 2015.

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company's prospectus filed as part of the Company's effective $75,000,000 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

(2) Issuance of Common Stock by Exercise of Common Stock Purchase Warrants

For the nine months ended March 31, 2015

On July 11, 2014, the Company issued 200,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share. The Company received an aggregate of $200,000 in total for the exercise of 200,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

On November 24, 2014, the Company issued 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $1 per share and 370,500 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable at $0.50 per share. The Company received an aggregate of $556,000 in total for the exercise of 741,000 warrants. The issuance was exempt from registration under Section 4(2) of the Securities Act.

(3) Issuance of Common Stock by Exercise of Common Stock Options

For the nine months ended March 31, 2015

The Board of Directors approved the exercise of 290,000 Common Stock options at a range of $0.20 – $0.43 per share for $99,600 during the nine months ended March 31, 2015.

(4) Issuance of Common Stock to Consultants and Employees

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation for the term of one year effective October 27, 2014. Commencing on October 20, 2014 and ending on the six month anniversary of the effective date, the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the effective date (the "One Year Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $400,000. Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company's common stock, par value $0.0001 per share as a sign on bonus and 50,000 stock options vesting during the next 12 months. The Company may award Dr. Alexander an annual bonus at the sole discretion of the Board of Directors of the Company.

12. Subsequent Events

Equity Transactions

From April 1, 2015 to May 8, 2015, the Company has generated additional proceeds of approximately $294,670 under the Common Stock Purchase Agreement with Aspire from the sale 100,000 shares of its common stock.

Appointment of Independent Directors

On April 24, 2015 the board of Directors approved and added Dr. Barry Alan Schechter, Dr. Zorik Spektor, and Mark Tobin to the Board as our independent directors and members of the Audit Committee, Compensation Committee and Nomination Committee. As compensation for their services on the Board, the Company granted each of Dr. Schechter, Dr. Spektor and Mark Tobin, the following compensation: (i) quarterly cash fees in the amount of $6,250 paid quarterly, (ii) 20,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, which shares shall be restricted when issued and shall vest and be issued immediately upon the Company successfully listing the Common Stock on The Nasdaq Capital Market, and (iii) five year stock options with a Black Scholes model valuation equal to $20,000 on the issuance date, to purchase shares of Common Stock of the Company at a per share price equal to the closing price of the Common Stock one day prior to the date of issuance.

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

The Company has applied to list its common stock on the NASDAQ Capital Market.

As of March 31, 2015, we had approximately $10.80 million in cash and cash equivalents compared to $5.0 million as of June 30, 2014. We anticipate that future cash expenditures will be approximately $15.7 million over the next 12 months. We do not presently have established collaborative agreements to assist us in providing funding for the development of our drugs. We can give no assurances that such collaborative agreement funding will, in fact, be entered into in the future. Should we not enter into any collaboration agreements in the future, we may be required to secure alternative financing arrangements, find additional partners and/or defer or limit some or all of our research, development and/or clinical projects. However, we cannot provide assurance that any such opportunities presented by additional partners or alternative financing arrangements will be entirely available to us, if at all.

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

The Phase 1 trial for Kevetrin is being conducted at Harvard Cancer Center's Dana-Farber Cancer Institute and its partner institution Beth Israel Deaconess Medical Center. The clinical trial is evaluating the safety and potential efficacy of Kevetrin in patients with advanced-stage solid tumors of various types. The primary endpoints for the study are safety, determining the maximum tolerated dose and establishing the dose for a future Phase 2 clinical trials.

At the beginning of May 2015, a total of 40 patients had received Kevetrin. We have found Kevetrin to be extremely well-tolerated, including in one patient who received their first treatment at 750 mg/m2 – the highest dose yet administered and is 75x the initial study dose.

The current protocol was originally designed to evaluate 40 patients and we have now reached the limit without concluding the trial. Because of the stepwise increases in Kevetrin dose that have occurred, and the fact that a maximum tolerated dose has not been identified, Cellceutix has requested amendment of the protocol to allow treatment of additional patients at higher doses of Kevetrin. The Company has been advised that this request has been scheduled for the next Institutional Review Board meeting in May.

While the trial is primarily to evaluate safety of repeated cycles of Kevetrin, it is encouraging that some patients have had stabilization of tumor status during treatment. Further, Kevetrin appears to be having the expected effects on p53 in a number of the patients treated, as measured by increases in the levels of the downstream protein p21 biomarker. According to the latest data, over 50% of patients treated have had increases in the p21 marker. In addition, the effect on p53/p21 appears to be dose-dependent, with patients treated in the cohorts receiving 350 and 450 mg/m2 of Kevetrin showing greater increases in levels of p21. At this time, the Company is saving the full p21 results for an appropriate scientific venue.

The trial is registered on www.clinicaltrials.gov.

http://clinicaltrials.gov/ct2/show/NCT01664000?term=Kevetrin&rank=1

Kevetrin -- Acute Myelogenous Leukemia

We have previously announced that Kevetrin will be studied in a trial being sponsored by the University of Bologna and its European partners. The initiation of this trial was intentionally delayed pending further evaluation of Kevetrin dosing in our ongoing Phase 1 study. We are pleased to report we have been notified that based upon the data from the Phase 1 study, the original protocol has been revised and expanded from what was originally planned to be a Phase 1b study into a Phase 2 trial evaluating Kevetrin as a single agent or in combination with cytarabine in patients with Acute Myelogenous Leukemia (AML). Over 100 patients are expected to be enrolled in the trial. The new protocol will be submitted in May by the principal investigator at the University of Bologna to the institutional committee. This is an important trial for Kevetrin as these AML patients will be receiving Kevetrin on multiple consecutive days, which we believe will increase p53 activity. The primary objective of this trial is to evaluate the rate of complete remission of AML in patients receiving Kevetrin alone or in combination with cytarabine. We believe that if the trial shows clinical activity of Kevetrin or Kevetrin plus cytarabine in the treatment of AML, a disease that the American Cancer Society estimates accounts for 20,830 new cases and 10,460 deaths annually in the United States, we will see a substantial rise in interest in Kevetrin for potential use in leukemias.

MDAnderson Cancer Center

In June 2013, we signed a Material Transfer Agreement with the University of Texas, MDAnderson Cancer Center. MDAnderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of our cancer drugs in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. They also wish to study our cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today’s FDA-approved chemotherapies. MDAnderson is covering the expenses of the research, with Cellceutix only supplying the drugs. Limited work has been done under this agreement. We believe this agreement will be more beneficial once we are further advanced in our Kevetrin clinical trials.

Prurisol – Plaque Psoriasis

We are developing our oral anti-psoriasis drug Prurisol under FDA guidance that Prurisol will be eligible for a 505(b)(2) drug approval pathway because the active moiety of Prurisol (abacavir) is the same as that of the marketed drug Ziagen® (abacavir sulfate). A murine xenograft model with human psoriatic tissue has shown robust activity of Prurisol in resolution of all signs of psoriasis without reoccurrence. Following FDA guidance for the expedited 505(b)(2) pathway, we completed a Phase 1 crossover trial successfully demonstrating that Prurisol converts to abacavir in healthy humans. During our end-of-Phase 1 meeting with the FDA, we were advised that, pending full review of the Phase 1 data, long-term safety data for Prurisol in the treatment of psoriasis would not be required, as the long-term safety data of Ziagen® can be referenced. In December, the FDA gave us permission to begin a Phase 2 trial of Prurisol for psoriasis. Subsequently, we have completed GMP manufacturing of Prurisol and placebo, engaged vendors and principal investigators and contracted with sites to begin the trial. We expect enrollment to begin in 2Q 2015. We are engaging the trial at more clinical sites than originally planned and expect to make up for lost time as the manufacturing process took longer then expected. Given that psoriasis is a chronic condition with limited effective therapies that the National Psoriasis Foundation lists as affecting 125 million people worldwide, we see a tremendous market opportunity for an effective new oral treatment. We expect enrollment in this study to be completed during 2015.

Brilacidin for Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of infections, including Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”), caused by drug-sensitive or drug-resistant strains of Staphylococcus aureus, including Methicillin-Resistant Staphylococcus aureus (MRSA), and by other Gram-positive bacteria.

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

After our initial submission of data from this study to the FDA, the agency requested additional data from the trial. We have gathered microbiologic (MIC) data from bacterial pathogens isolated in the trial, analyzed pharmacokinetic (PK) data, performed pharmacodynamic (PD) modeling, and conducted in-depth evaluations of the safety profile of Brilacidin in comparison to daptomycin in this patient population. We anticipate meeting with the FDA for an End-of-Phase 2 meeting in late June 2015. Upon the FDA accepting our proposals, we will commence Phase 3 trials of Brilacidin for ABSSSI. However, there is no assurance that the FDA will agree and permit the advancement of the drug to a Phase 3 clinical trial. SEE ITEM 1A, RISK FACTORS.

Brilacidin for Oral Mucositis (OM)

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

In September 2014, Cellceutix filed an IND (Investigative New Drug) application for a planned clinical trial titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”. On October 13, 2014 Cellceutix announced the acceptance of its IND (Investigational New Drug Application) by the Food and Drug Administration for the treatment of Oral Mucositis with Brilacidin. Since that time, we made modifications to target specific investigator sites having significant experience in conduct of this type of study and ultimately doubled the original number of planned sites to expedite recruitment. We expect subject enrollment in this trial to commence in May 2015. OM represents a great area of unmet medical need and is potentially a very important and valuable asset in the Brilacidin development pathway.

Brilacidin -- Ulcerative Proctitis / Colitis

We have also identified gastrointestinal (GI) disease as an indication for treatment with Brilacidin. We are now reviewing our clinical strategy and at this time plan to advance a topical version of Brilacidin into a European Phase 2 trial to evaluate Brilacidin in the remission of ulcerative proctitis, an idiopathic mucosal inflammatory disease and a form of ulcerative colitis involving only the rectum or the distal colon and rectum (proctosigmoiditis). We hope to initiate a Phase 2 trial in 2015 to expand into the lucrative GI markets, with the potential for additional trials targeting ulcerative colitis, Crohn’s Disease and other conditions where today’s treatment options are very limited in effectiveness.

Hidradenitis Suppurativa

We plan to conduct a Phase 2 clinical trial of topical version of one of our HDP mimetic compounds for the treatment of hidradenitis suppurativa (HS). Also known as acne inversa, HS is a chronic and debilitating inflammatory skin disease characterized by recurrent abscesses and formation of sinus tracts, typically where skin rubs together, such as the armpits, groin, between the buttocks and under the breasts. First described 176 years ago, there still is no cure and only limited effective treatment options. Reports of prevalence range widely from approximately one-half a percent up to approximately four percent of the general population. HS presents in many forms, with a number of hard-to-treat bacterial species commonly isolated in HS lesions; bacteria that studies show our novel compounds to be active against. After careful consideration, we have now cancelled a scheduled May pre-IND meeting with the FDA to discuss initiating a Phase 2 trial for HS. We believe it is a more prudent use of resources to expand upon on our more advanced compounds at this time. After the start of our other Phase 2 trials, and as we can devote more resources specifically to an HS therapy, we will return to advancing this project toward the clinic.

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

Results of Operations for the three months ended March 31, 2015 and 2014

Revenue

We generated no revenue and incurred operating expenses of $2.85 million and $2.28 million for the three months ended March 31, 2015 and 2014, respectively.

Research and Development

The following table presents the research and development expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014
Research and development expenses	$1,753,000	$1,249,000	40%
Officers payroll related to R&D department	211,000	116,000	82%
Employees payroll related to R&D department	331,000	132,000	151%
Stock-based compensation – Officer	15,000	-	N/A
Stock-based compensation – employees	8,000	-	N/A
Stock-based compensation – consultants	-	334,000	N/A
Total research and development expenses	$2,318,000	$1,831,000	27%

The increase of $488,000 in total research and development expenses was primarily due to an increase in related costs for clinical trials and consultants.

The increase of $97,000 in officers payroll was primarily due to an increase in payroll paid to our newly hired Chief Operations Officer (“COO”).

The increase of $214,000 in employees payroll was primarily due to an increase in numbers of employees for our research and development department.

Research and development expenses will increase in future periods as we expect to continue to invest an additional $23.2 million in Research and development. See Requirement for Additional Working Capital below.

General and Administrative Expenses

The following table presents the components of general and administrative expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014
Conference and related expenses	$40,000	$16,000	150%
Insurance expenses	47,000	31,000	52%
Rent expenses	50,000	32,000	56%
Payroll expenses and payroll tax – administrative employees	22,000	20,000	10%
Travel expenses	46,000	26,000	77%
Patent expenses	9,000	107,000	(92)%
Other operating expenses	61,000	1,000	6,000%
Total general and administrative expenses	$275,000	$233,000	18%

The increase in general and administrative expenses of $42,000 was mostly related to the increase in Conference and related, insurance, rent, travel expenses and offset by the decrease in patent expenses of $98,000.

Officers' payroll and payroll tax expenses

The following table presents the components of officers' payroll and payroll tax expenses for the three months presented, (Rounded to nearest thousands):

	Three Months Ended March 31,		%Change Increase/ (decrease)
	2015	2014
Officers' payroll and payroll tax expense
- Officers' payroll - Mr. Leo Ehrlich, CEO	$116,000	$116,000
- Officers' payroll - Mr. Krishna Menon, President (it represented 10% of his payroll and the 90 % of payroll expense paid to Mr. Krishna Menon included in research and development expense)	12,000	12,000
	$128,000	$128,000	-%
Payroll tax expense	10,000	10,000	-%
	138,000	138,000	-%

There was no change in officers' payroll for the three months ended March 31, 2015 and 2014.

Other Income/Other Expenses

The following table other income/other expenses for the three months ended March 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Three Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014

Interest income	$1,000	$-	N/A %
Interest expense	(51,000)	(51,000)	0%
Other income/(expense), net	$(50,000)	$(51,000)	(2)%

Net Losses

We incurred net losses of $2.90 million and $2.33 million for the three months ended March 31, 2015 and 2014 because of above factors.

Net Losses Attributable to Common Stockholders

We have net losses attributable to common stockholders of $2.90 million and $2.33 million for the three months ended March 31, 2015 and 2014.

Results of Operations for the nine months ended March 31, 2015 and 2014

Revenue

We generated no revenue and incurred operating expenses of $9.90 million and $4.75 million for the nine months ended March 31, 2015 and 2014, respectively.

Research and Development

The following table presents the research and development expenses for the nine months presented, (Rounded to nearest thousands):

	Nine Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014

Research and development expenses	$6,426,000	$2,455,000	162%
Officers payroll related to R&D department	718,000	307,000	134%
Employees payroll related to R&D department	656,000	321,000	104%
Stock-based compensation – Officers	214,000	-	N/A
Stock-based compensation – employees	103,000	-	N/A
Stock-based compensation – consultants	-	334,000	N/A
Total research and development expenses	$8,117,000	$3,417,000	138%

The increase of $4,700,000 in total research and development expenses - other was primarily due to an increase in compensation and related costs for clinical trials and consultants.

The increase of $411,000 in officers payroll was primarily due to an increase in payroll paid to our newly hired Chief Operations Officer (“COO”) and year end bonus.

The increase of $335,000 in employees payroll was primarily due to an increase in numbers of employees for our research and development department and year end bonus.

Research and development expenses will increase in future periods as we expect to continue to invest an additional $23.2 million in Research and development. See Requirement for Additional Working Capital below.

General and Administrative Expenses

The following table presents the components of general and administrative expenses for the nine months presented, (Rounded to nearest thousands):

	Nine Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014
Conference and related expenses	$72,000	$49,000	47%
Insurance expenses	115,000	77,000	49%
Rent expenses	157,000	112,000	40%
Payroll expenses and payroll tax– administrative employees	70,000	52,000	35%
Travel expenses	126,000	53,000	138%
Patent expenses	33,000	107,000	(69)%
Stock based compensation – administrative employees	13,000	105,000	(88)%
Other operating expenses	162,000	114,000	42%
Total general and administrative expenses	$748,000	$669,000	12%

The increase in general and administrative expenses of $79,000 was mostly related to the increase in conference and related expenses, insurance, rent, travel expenses and offset by the decrease in patent expenses of $74,000.

Officers' payroll and payroll tax expenses

The following table presents the components of officers' payroll and payroll tax expenses for the nine months presented, (Rounded to nearest thousands):

	Nine Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014
Officers' payroll and payroll tax expense
- Officers' payroll - Mr. Leo Ehrlich, CEO	$559,000	$328,000
- Officers' payroll - Mr. Krishna Menon, President(it represented 10% of his payroll and the 90 % of payroll expense paid to Mr. Krishna Menon included in research and development expense)	60,000	33,000
	$659,000	$361,000	83%
Payroll tax expense	21,000	15,000	40%
	$680,000	$376,000	81%

The increase was mainly due to the bonus of $250,000 paid to each of the two officers of the end of calendar year 2014 and the 10% increase in salary from the calendar year 2013 annual salary of $423,500, to the calendar year 2014 annual salary of $465,850.

Other Income/Other Expenses

The following table other income/other expenses for the nine months ended March 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Nine Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014
Sundry income	$9,000	-	N/A	%
Interest income	3,000	-	N/A	%
Interest expense	(152,000)	(159,000)	(5)%
Other income/(expense), net	$(140,000)	$(159,000)	(13)%

Net Losses

We incurred net losses of $10.04 million and $4.91 million for the nine months ended March 31, 2015 and 2014 because of above factors.

Net Losses Attributable to Common Stockholders

We have net losses attributable to common stockholders of $10.04 million and $6.89 million for the nine months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended March 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Nine Months Ended March 31,		% Change Increase/ (decrease)
	2015	2014

Net cash used in operating activities	$(10,434,000)	$(4,217,000)	147%
Net cash used in investing activities	(450,000)	(2,156,000)	(79)%
Net cash provided by financing activities	16,700,000	8,565,000	95%
Net increase in cash and cash equivalents	$5,816,000	$2,192,000	165%

The increase in net cash used in operating activities of $6.22 million versus the prior-year nine-month period was mainly due to an increase in our losses from operations of $5.14 million.

Our operating activities used cash of $10.44 million, and $4.22 million for the nine months ended March 31, 2015 and 2014, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $1.71 million versus the prior-year nine-month period was due to a decrease in acquiring patents of $1.70 million.

During the nine months ended March 31, 2015, our investing activities used cash of $0.45 million, including the purchases of property and equipment of $0.01 million and patents of $0.44 million. During the nine months ended March 31, 2014, our investing activities used cash of $2.12 million, including the purchases of patents of $2.14 million, offset by the proceeds of disposals from fixed assets of $0.02 million.

The increase in net cash provided by financing activities of $8.14 million versus the prior-year nine-month period was due to an increase in sales of our common stock to Aspire.

During the nine months ended March 31, 2015, we raised approximately $16.70 million in net cash proceeds, including $15.85 million in net proceeds from the sale of 6.39 million shares of our common stock to Aspire and $0.86 million from the exercise of warrants.

During the nine months ended March 31, 2014, we raised approximately $8.85 million in net cash proceeds, including $7.22 million in net proceeds from the sale of 4.10 million shares of our common stock to Aspire and $1.63 million from the exercise of warrants, offset by payment of settlement liabilities of $0.3 million.

Liquidity Sources

As of March 31, 2015 the Company had a cash balance of approximately $10.80 million.

Aspire Capital Agreement

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – - (“October 2013 Agreement”)

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – - (“New Agreement’ or “March 2015 Agreement”)

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company's prospectus filed as part of the Company's effective $75,000,000 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

From April 1, 2015 to May 5, 2015, the Company has generated additional proceeds of approximately $294,670 under the Common Stock Purchase Agreement with Aspire from the sale 100,000 shares of its common stock.

The Company expects to incur losses from its operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add employees, consultants, infrastructure and incur additional costs related to being a public company, including incremental audit fees for compliance with the provisions of the Sarbanes-Oxley Act, investor relations programs and increased professional services. Based upon our expected rate of expenditures, we currently do not have sufficient cash reserves to meet all of our anticipated obligations through our fiscal year end of June 30, 2016.

Requirement for Additional Working Capital

Research and Development Costs. The Company intends to use the net proceeds from the above Aspire transaction to fund our product development programs and for general corporate purposes, and therefore anticipate having sufficient funds to meet our planned drug development for the next twelve months. The Company plans to incur the following expenses of approximately $23.2 million over the next twelve months:

The Company plans to incur the following expenses of approximately $23.2 million over the next twelve months:

1. Preclinical research and development- $1.5 million in preclinical development costs including testing Kevetrin on additional tumors, advancement of our anti- infective, anti- inflammatory, and anti-fungal compounds towards clinical trials and formulation development.

2. Clinical trials - $16.5 million. The Company budgeted for the below:

$1.0 million for completion of our Phase 1 Kevetrin trial and setup of a Phase 2 trial;

$2.0 million for the Prurisol phase 2 trial;

$10.0 million from March 2015 to March 2016 for Brilacidin ABSSSI Phase 3 trials;

$2.0 million for the planned Brilacidin Oral Mucositis Phase 2 trials;

$0.5 million Phase 2 pilot study on Ulcerative Proctitis;

$0.5 million Phase 2 pilot study on Hidradenitis; and

$0.5 million Phase 2 pilot study on Brilacidin for Otic.

3. Corporate overhead of $5.0 million: Budgeted office salaries, legal, accounting, directors & officers’ insurance, and other costs expected to be incurred for uplisting to NASDAQ.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of March 31, 2015 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years
Lease obligations(1)	$733,000	$53,000	$418,000	$262,000	$-

Total	$733,000	$53,000	$418,000	$262,000	$-

______________

(1)

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,000. The Company will receive $900 per month from the sublease of 200 square feet of space to Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of our Company, which is not included in the table above.

Subsequent Events

Equity Transactions

From April 1, 2015 to May 5, 2015, the Company has generated additional proceeds of approximately $294,670 under the Common Stock Purchase Agreement with Aspire from the sale 100,000 shares of its common stock.

Appointment of Independent Directors

On April 24, 2015, the board of Directors approved and added Dr. Barry Alan Schechter, Dr. Zorik Spektor, and Mark Tobin to the Board as our independent directors and members of the Audit Committee. Compensation Committee and Nomination Committee

Barry Schechter, M.D., F.A.A.O. - Dr. Schechter, age 51, is the Director of Department of Cornea and External Disease at Florida Eye Microsurgical Institute from the year 2005 to the present. He was co-founder and the original CEO of Pediavision, a company that was dedicated to saving children’s eyesight; the company and its innovative technology was recently sold. He is an expert consultant for Gerson Lehrman regarding the business and technology of eye care. Dr. Schechter’s practice involves diseases of the ocular surface including dry eyes, allergies, infection; the latest in corneal, refractive, and cataract surgery, and glaucoma. He is on the Editorial board for Advanced Ocular Care, a journal that reaches the top 10% of Ophthalmologists and select Optometrists. Dr. Schechter has reviewed articles for Cornea, the British Journal of Ophthalmology, and Journal of the American Academy of Ophthalmology. He has lectured internationally and published about treatment of ocular tumors, on lens implants, on dry eyes, and written a textbook chapter on surgical techniques. Dr. Schechter is involved in clinical research and consults for several ophthalmic pharmaceutical companies.

Zorik Spektor, M.D., F.A.A.P. - Dr. Spektor, Age 58, is a fellowship trained Pediatric Otolaryngologist and Head and Neck Surgeon. He is Director of The Center for Pediatric ENT - Head and Neck Surgery in Boynton Beach, Florida from the year 1995 to the present. In addition he is a Voluntary Assistant Professor of Surgery at the Department of Otolaryngology, University of Miami Leonard M. Miller School of Medicine. He is also an Affiliate Clinical Assistant Professor of Biomedical Science at Florida Atlantic University in Boca Raton, Florida. He received his Bachelor’s Degree from Cornell University, and his Medical Doctorate at Albany Medical College of Union University in Albany, New York. He did his residency training in Otolaryngology - Head and Neck Surgery at the University of Connecticut and completed his fellowship in Pediatric Otolaryngology - Head and Neck Surgery at LeBonheur Children’s Medical Center in Memphis, Tennessee. Dr. Spektor is board certified in Otolaryngology – Head and Neck Surgery. He is a Fellow of the American Academy of Otolaryngology – Head and Neck Surgery and American Academy of Pediatrics. He is also a member of the American Society of Pediatric Otolaryngology and Society for Ear, Nose & Throat Advances in Children.

Prior to establishing the Center for Pediatric ENT – Head and Neck Surgery in 1995, Dr. Spektor was on the faculty of the University of Connecticut Health Science Center, Hartford Hospital and Newington Children’s Hospital, now known as Connecticut Children’s Hospital. He has lectured and presented extensively in the field of pediatric otolaryngology, and has numerous peer-reviewed publications. Dr. Spektor has been a presenter as well as an invited speaker at local, national and international conferences. He continually conducts clinical research studies, which have produced significant advances in the field of Pediatric Otolaryngology. During the past decade he has been selected as one of the nation’s top doctors by several independent rating agencies for many consecutive years. Dr. Spektor has served on advisory boards for several medical device and pharmaceutical companies and has been involved in significant advances in the field of otolaryngology and Pediatric Otolaryngology.

Mark R. Tobin, MBA. - Mark Tobin, age 41, is Director of Research at Digital Offering, a merchant bank from October 2013 to the present. In addition he is a Managing Partner at Tobin Tao & Company, a market research and advisory firm from February 2013 to the present. Previously from May 2005 to February 2013, Mr. Tobin served as Director of Research and as a Senior Research Analyst at Roth Capital Partners, where he oversaw equity research on hundreds of small-cap public companies across a variety of sectors. Prior to that, he was a Program Manager and Senior Systems Engineer at Science Applications International Corporation, a FORTUNE 500® scientific, engineering, and technology applications company. Mr. Tobin began his career as an officer in the United States Air Force, overseeing advanced technology development programs and representing the U.S. as a NATO delegate. He graduated with honors from the U.S. Air Force Academy with a Bachelor’s of Science in Management and received an MBA from the University of Pittsburgh.

There are no arrangements or understandings between each of Dr. Barry Alan Schechter, Dr. Zorik Spektor, and Mark Tobin, and any other persons pursuant to which they were appointed to the Board. The Board of Directors has determined that Dr. Schechter, Dr. Spektor and Mr. Tobin are independent directors as that term is defined in Rule 5605 (a) (2) of the Nasdaq MKT Company Guide.

As compensation for their services on the Board, the Company granted each of Dr. Schechter, Dr. Spektor and Mark Tobin, the following compensation: (i) quarterly cash fees in the amount of $6,250 paid quarterly, (ii) 20,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Common Stock”), which shares shall be restricted when issued and shall vest and be issued immediately upon the Company successfully listing the Common Stock on The Nasdaq Capital Market, and (iii) five year stock options with a Black Scholes model valuation equal to $20,000 on the issuance date, to purchase shares of Common Stock of the Company at a per share price equal to the closing price of the Common Stock one day prior to the date of issuance.

In addition to being members of the Board, it is anticipated that each of Dr. Schechter, Dr. Spektor and Mr. Tobin will serve on each of the Company’s Audit Committee as of the Effective Date, Compensation Committee and Nomination Committee. Mr. Tobin is the Audit Committee’s financial expert.

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

The Company elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation using the straight-line method.

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

Recent Accounting Pronouncements

As disclosed in Note 3 of the Notes to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report Form on 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company holds investments that are subject to credit risk, but not interest rate risks. The Company does not own derivative financial instruments in our investment portfolio. Accordingly, the Company does not believe there is any material market risk exposure that would require disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have an approximate $10.80 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $23.2 million in the upcoming twelve months to operate our business in accordance with our business plans and budgets.

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

As of March 31, 2015, we had approximately $10.08 million of cash available to support operations or our business plan. Our operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern paragraph in its audit report which is included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2014. It is uncertain at this time how the going concern language by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing on terms and conditions acceptable to the Company, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

The sale of our Class A Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of Class A Common Stock acquired by Aspire Capital could cause the price of our Class A Common Stock to decline, which could have a materially adverse effect on our business.

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million. On March 30, 2015, Cellceutix Corporation (the "Company"), entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee will be amortized as the funding is received. The unamortized portion is carried on the balance sheet as deferred offering costs. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the "Registration Rights Agreement"), in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended (the "Securities Act"), the sale of the shares of the Company's common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the Securities and Exchange Commission (the "Commission") a prospectus supplement, dated March 31, 2015, to the Company's prospectus filed as part of the Company's effective $75,000,000 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time. Depending upon market liquidity at the time, sales of shares of our Class A Common Stock under the Purchase Agreement may cause the trading price of our Class A Common Stock to decline.

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

Development of pharmaceutical products is a risky and time-consuming process subject to a number of factors, many of which are outside of our control. We are subject to regulatory authority permissions and approvals, most importantly the US FDA. We have scheduled an end of Phase 2 meeting with the FDA for our recently completed Phase 2 ABSSSI study. We can provide no assurance that the FDA will allow us to begin a Phase 3 ABSSSI study. Consequently, we can provide no assurance of the successful and timely development of new drugs, and the failure to do so could cause us to cease operations.

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

We can provide no assurance that the results of our clinical studies will be viewed favorably by regulatory agencies or the FDA, or that our drug candidates will obtain regulatory approval, or, and if we fail to obtain such approval or if clinical studies are not favorable, we could be forced to cease operations.

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug; commencing a Phase 2 study for Prurisol (anti-psoriasis); and commencing a Phase 2 for Brilacidin-OM (oral mucositis). The work-plan we have developed for the next twelve months will require regulatory approvals, and only if such are granted should enable us to advance Kevetrin’s clinical trial to Phase 2; commence a European Phase 2 clinical trial for ulcerative proctitis; and commence a Phase 3 clinical trial for ABSSSI. We have scheduled an end of Phase 2 meeting with the FDA for our recently completed Phase 2 ABSSSI study. We can provide no assurance that the FDA will allow us to begin a Phase 3 ABSSSI study.

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

We depend upon the efforts and abilities of our management team. Presently we have no employment agreements with Leo Ehrlich, CEO, and Krishna Menon, President, our most senior executives. Previously on December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Krishna Menon, Chief Scientific Officer for a period of three years ending on December 31, 2013. On January 1, 2014, the Board of Directors of the Company approved an extension of the Employment Agreements with Leo Ehrlich and Krishna Menon for a one year period with a 10% increase in salary from the previous annual salary of $423,500 each, to an annual salary of $465,850 which expired on December 31, 2014. Until a new employment is agreed to, we will continue salaries at this rate per annum.

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

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

WE HAVE RECENTLY APPLIED TO LIST OUR COMMON STOCK ON THE NASDAQ CAPITAL MARKET. THERE IS NO ASSURANCE THAT OUR APPLICATION WILL BE APPROVED.

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

The closing price of our Class A Common Stock, as quoted on the OTC, was $ 3.16. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At April 8, 2015, our directors and executive officers own or control approximately 28% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of April 8, 2015 we had 117,618,508 shares of Class A Common Stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e. approximately 46.91%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of April 8, 2015, 43,692,014 of the 117,618,508 outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

11,306,416 shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company's shares to decline.

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

Exhibit 10 to the Form 10- K for the year ended June 30, 2013 filed on September 30, 2013
10.11	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania , Assigned by US Court to Cellceutix	Exhibit 10 to the Form 10- K for the year ended June 30, 2013 filed on September 30, 2013

10.12	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated November 03, 2009	Exhibit 10.25 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.13	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated May 07, 2009	Exhibit 10.26 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.14	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.15	Employment Agreement between Cellceutix Corporation and Krishna Menon	Exhibit 99-2 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.16	Employment Agreement between Cellceutix Corporation and Leo Ehrlich	Exhibit 99-1 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.17	Cellceutix Corporation 2010 Equity Incentive Plan filed on Menon	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.18	First Amendment to Asset Purchase agreement dated August 30, 2013 and completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 9, 2013
10.19	Registration Rights Agreement, dated as of October 25, 2013 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.20	Common Stock Purchase Agreement, dated as of October 25, 2013, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 28, 2013
10.21	Intellectual Property Acquired From Polymedix	Exhibit10.37 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.22	Material Transfer Agreement With Beth Israel Deaconess	Exhibit10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.23	Lease Between Cellceutix Corporation And Cummings Properties	Exhibit10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.24	Cellceutix Aruda Agreement	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.25	Amendment To Menon-Cellceutix Agreement Without Changing The Total Royalties Payable Under The Terms Of The Prior Agreement,	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.26	Assignment of Patent rights to Cellceutix by Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.27	Employment Agreement Dr. William James Alexander dated October 23, 2014	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 23, 2014
10.28	Code of Ethics	Exhibit 10.15 to the Form 10-KSB of the Company for the year ended June 30, 2008 filed on September 24, 2008
10.29	Employment Agreement Dr. Barry Alan Schechter dated April 24, 2015	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 27, 2015
10.30	Employment Agreement Dr. Zorik Spektor dated April 24, 2015	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on April 27, 2015
10.31	Employment Agreement Mr. Mark Tobin dated April 24, 2015	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on April 27, 2015
31.1	Chairman of the Board and President Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.1	Chairman of the Board and President Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes

Furnished herewith

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

(3)

The Company filed a Form 8-K on April 27, 2015 related to Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, related to the appointment of new directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Dated: May 11, 2015	By:	/s/ Leo Ehrlich
Leo Ehrlich,
Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive, Accounting and Financial Officer)

Dated: May 11, 2015	By:	/s/ Krishna Menon
Krishna Menon,
President and Director

