Form 10-K
period 2015-06-30
Cellceutix CORP
filed 2015-09-11
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO __________

Commission File Number: 001-37357

Cellceutix Corporation

(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Cummings Center, Suite 151-B

Beverly, MA 01915

(Address of principal executive offices and zip code)

(978) 921-4125

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2014 was $366,005,411 (83,372,531 shares), based on the closing price of the registrant’s common stock of $4.39.

There were 118,170,536 and -0- shares, respectively, of the registrant’s $0.0001 par value Class A and Class B common stock outstanding as of August 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

CELLCEUTIX CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2015

PART I

References in this report to “Cellceutix,” “we,” “us,” and “our” refer to Cellceutix Corporation together with its subsidiaries, unless the context requires otherwise. References herein to our common stock refer to our Class A common stock, par value $0.0001 per share, unless the context requires otherwise.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2015 refers to the fiscal year ended June 30, 2015.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; compliance with regulatory requirements; and our capital needs, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Forward-looking statements speak only as of the date on which they are made. Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. Readers are cautioned not to put undue reliance on forward-looking statements.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1A, Risk Factors.”

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

The Company devotes most of its efforts and resources advancing its compounds already in clinical trials. These trials are evaluating our investigational drugs Kevetrin (thioureidobutyronitrile) for the treatment of cancers, Prurisol (KM-133) for the treatment of psoriasis, and Brilacidin for the treatment of skin infections and prevention of oral mucositis complicating chemoradiation treatment for cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials. At this time the Company is focusing its research and development efforts on Kevetrin, Prurisol, Brilacidin, and to a lesser extent on our other anti-bacterial and anti-fungal compounds.

We are a clinical stage company. We have no product sales to date and we will not receive any product revenue until we receive approval from the United States Food and Drug Administration (FDA) or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or efficacy issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

The Company’s stock symbol is “CTIX” and trades Over the Counter. The Company has applied to list its common stock on the NASDAQ Capital Market.

Cellceutix Corporation was incorporated as Econoshare, Inc. on August 1, 2005, in the State of Nevada. On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned corporation formed under the laws of the State of Delaware on June 20, 2007. Following the acquisition, the Company changed its name to Cellceutix Corporation.

Our Business Strategy

We are in the business of developing and/or acquiring innovative small molecule therapies to treat diseases with significant medical need. Our strategy is to use our business and scientific expertise to maximize the value of our diverse pipeline. We expect to develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our investigational products. In order to successfully develop and market our products, we may have to partner with other companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

The work plan we have developed for the next twelve (12) months is expected to support our clinical trials for Kevetrin, Prurisol, Brilacidin and Brilacidin-OM. If we find that we have underestimated the time duration or cost of our studies or if we have to undertake additional studies, due to various reasons within or outside of our control, our development timelines and/or our financing needs may be significantly impacted.

We are an early stage developmental pharmaceutical company. The Company has no customers, commercial products or revenues to date, and may never achieve revenues or profitable operations.

Polymedix Asset Acquisition

On September 4, 2013, the Company purchased substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court. PolyMedix Inc. was founded in 2002 based on technology licensed from the University of Pennsylvania. The aggregate purchase price was $2.1 million in cash plus 1.4 million shares of the Company’s Class A common stock, for a total aggregate purchase price of approximately $4.8 million. Included in the purchased assets are certain rights to intellectual property, compounds, clinical studies and equipment, the most significant value being the clinical studies and rights to intellectual property. The purchased bankruptcy estate included two license agreements from the University of Pennsylvania, an exclusive patent license agreement and a nonexclusive software license agreement, all of which were acquired by Cellceutix.

Pipeline Summary

Compound: Kevetrin

Disease: Cancer

In June 2015, Cellceutix presented an overview of the Company’s ongoing Phase 1 clinical trial to evaluate the safety and preliminary efficacy of Kevetrin for patients with advanced solid tumors at the annual American Society of Clinical Oncology (ASCO) meeting in Chicago. The study, near completion at the Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center, has demonstrated the safety of Kevetrin administration over repeated cycles in patients with advanced solid tumors. In addition, increases in p21 expression in peripheral blood lymphocytes were shown in a number of the patients in multiple cancers and p21 activity appears to be dose related.

Although this trial was designed to determine the safety profile of escalating single intravenous (IV) doses of Kevetrin, a secondary objective was to assess any preliminary evidence of anti-tumor activity. Kevetrin has been well tolerated, and the pharmacokinetic profile is dose-dependent and predictable. Moreover, preliminary evidence of anti-tumor activity was reported by the Company. Cellceutix believes that p53 activation has been shown, as measured by p21 expression in peripheral blood lymphocytes.

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

The Company’s previously reported mechanism of action (MOA) of Kevetrin strongly suggests that Kevetrin has potential to enhance chemosensitivity. Multiple reports from different laboratories have shown that drugs modulating any of these: p53, HDAC2, c-MYC3(p53:Clin. Can. Research 2009 15, 6495-502; HDAC: Cancer Sci 2008 99, 378-84; c-Myc: Biomed Pharmacother 2015 73, 123-128) has shown enhanced sensitivity to chemotherapeutic drugs. p53 is major determinant of chemosensitivity in humans while mutant p53 proteins can induce drug resistance. Since Kevetrin modulates all of the above molecules, laboratory studies have tested the sensitizing ability in mutant p53 cells and tumors which are refractory to chemotherapeutic agents. The combination of Kevetrin with chemotherapy drugs resulted in synergistic apoptosis at a much lower concentrations than with each agent individually. Thus, Kevetrin holds promise to maximize tumor cell killing when used in combination therapies. Laboratory studies conducted by Cellceutix and at leading institutions on the effects of Kevetrin in combination with approved cancer drugs, including studies against renal cancer, pancreatic cancer, ovarian cancer, glioblastoma and acute myeloid leukemia, have delivered promising data supporting the ability of Kevetrin to enhance chemosensitivity. Additionally, research indicates that Kevetrin is not likely to alter hematological parameters, which would give Cellceutix the opportunity to combine an immunotherapy with Kevetrin for its maximum outcome. In this approach, Cellceutix believes Kevetrin can provide a significant advantage over other drugs in immuno-oncology combination studies.

The clinical data on Kevetrin, with consideration of extensive laboratory studies by Cellceutix and independent institutions, leaves the Company with many potential channels for mid-stage studies of Kevetrin as a monotherapy, combination therapy, or both. Presently, the Company is drafting a study protocol for a clinical trial in patients with ovarian cancer, an indication for which the FDA has granted Orphan Drug Designation to Kevetrin.

Finally, in August 2015, Cellceutix announced that the Company is requesting a meeting with the U.S. Food and Drug Administration (FDA) to discuss the advancement of Kevetrin for the treatment of pediatric retinoblastoma. Retinoblastoma is the most common eye cancer affecting children, usually before age 3. In 2013, Cellceutix conducted pre-clinical studies using human retinoblastoma cells (WERI-Rb-1) in nude mice that were implanted either subcutaneously or directly into the eye, intravitreally. Treatment with Kevetrin significantly reduced the tumor volume by more than half in the subcutaneous tumor model and showed a significant improvement in the clarity of the eye in mice treated with Kevetrin. The antitumor activity in retinoblastoma involves reactivating wild-type p53. Since many pediatric tumors maintain wild type p53 and its loss of function of p53 is due to a secondary mutation affecting a growth-regulatory pathway (RB1), the reactivation of wild type p53 is therefore of particular value for the treatment of childhood tumors. The non-genotoxic activation of p53 after Kevetrin treatment is expected to result in significantly less toxicity than classical chemotherapy.

Compound: Prurisol (KM-133)

Disease: Psoriasis

Prurisol (KM-133) is our anti-psoriasis drug candidate. It is a small molecule with a molecular weight of less than 500 MW. It is synthesized through a multi-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

KM-133 is a small molecule compound acting on the principles of folate mechanism. After a series of chemical optimization exercises, the Company had completed an animal study in a xenograft model of psoriasis. The results of the study are described below:

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

In June 2014, Cellceutix completed a Phase 1 study. In August 2015, Cellceutix announced the commencement of the Company’s Phase 2 trial of Prurisol for the treatment of plaque psoriasis, and patient recruitment is underway. Cellceutix is developing Prurisol under guidance from the U.S. Food and Drug Administration that a 505(b)(2) designation is an acceptable pathway to expedite development of the compound.

Compound: Brilacidin

Disease: Acute Bacterial Skin and Skin Structure Infection (ABSSSI)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of infections, including Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”), caused by drug-sensitive or drug-resistant strains of Staphylococcus aureus, including Methicillin-Resistant Staphylococcus aureus (MRSA), and by other Gram-positive bacteria.

The Phase 2b trial entitled “A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” completed enrollment in August 2014. On October 23, 2014, we announced positive top-line efficacy data from this Phase 2b ABSSSI trial, and on January 5, 2015, we reported the corresponding 95% confidence intervals. In April 2015, safety and efficacy results from this 215-patient study of brilacidin in patients with ABSSSI, were presented at the 25th European Congress of Clinical Microbiology and Infectious Diseases (ECCMID).

In July 2015, at an End-of-Phase 2 Meeting, Cellceutix and FDA discussed data supporting advancement into Phase 3, as well as the basic elements of a brilacidin Phase 3 program in ABSSSI. This is the first Host Defense Protein (HDP) mimic to advance through Phase 2. Because HDP mimics, such as Brilacidin, represent an entirely new class of antibiotics, there is no potential cross-resistance with currently marketed antibiotics, and due to its unique mechanism of action, resistance to Brilacidin is unlikely to develop. For this and other reasons, such as its high activity against methicillin-resistant Staphylococcus aureus (a leading cause of ABSSSI) brilacidin received FDA designation as a Qualified Infectious Disease Product (QIDP) in November 2014. The QIDP designation was established as part of the Generating Antibiotic Incentives Now (GAIN) Act, passed by the U.S. Congress in July 2012, for the purpose of encouraging pharmaceutical companies to develop new antimicrobial drugs to treat serious and life-threatening infections. Receiving QIDP designation means that Brilacidin is now eligible for additional FDA incentives in the approval and marketing path, including Fast Track designation and Priority Review for development and a five-year extension of market exclusivity.

The Phase 3 ABSSSI program would include two Phase 3 ABSSSI studies, as required by FDA Guidance (October 2013). In addition, the first study would include an interim analysis after a portion of the patients has been enrolled. This would provide an early assessment of both safety and efficacy. As part of the agreement, the Company would submit a Pediatric Study Plan (PSP) within 60 days of the End-of-Phase 2 Meeting. The Company is currently evaluating potential Contract Research Organizations (CROs) and clinical sites for the global Phase 3 program.

Compound: Brilacidin

Disease: Oral Mucositis

In animal models of oral mucositis induced by chemoradiation, topically applied Brilacidin was shown to significantly reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo. Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies. We believe that the combination of these attributes contributed to the efficacy of Brilacidin in these animal studies. In December 2013, the Company filed an application with the U.S. Food and Drug Administration requesting Orphan Drug designation for Brilacidin as a drug candidate for the prevention of oral mucositis in patients with head and neck cancer undergoing chemoradiation treatment. The FDA advised the Company that the data indicate that Brilacidin could not only treat patients to prevent and/or lessen the severity of radiation-induced OM but potentially also be efficacious in patients with chemotherapy-induced OM. Therefore the target population for Brilacidin-OM would exceed the number of patients qualifying for orphan drug designation.

In September 2014, Cellceutix filed an IND (Investigational New Drug) application for a planned clinical trial titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”. On October 13, 2014 Cellceutix announced the acceptance of its IND (Investigational New Drug Application) by the FDA for evaluation of Brilacidin in the prevention or attenuation of oral mucositis.

In August 2015, Cellceutix announced the addition of two clinical sites for the Company’s ongoing Phase 2 clinical trial of Brilacidin-OM for the treatment and prevention of oral mucositis in patients with head and neck cancer, bringing the total number of sites in the study to date to five. Increasing patient access to the trial is important in the Company’s efforts to discover an effective, safe therapy for oral mucositis, and to prove the anti-inflammatory properties of Brilacidin in a clinical setting. Laboratory studies have shown Brilacidin to have both antibacterial and anti-inflammatory properties.

OM represents a great area of unmet medical need and is potentially a very important and valuable asset in the Brilacidin development pathway.

Compound: Brilacidin

Disease: Ulcerative Proctitis/Colitis

Given its unique immunomodulatory properties, we have also identified inflammatory gastrointestinal (GI) disease as an indication for treatment with Brilacidin. We are now reviewing our clinical strategy and have considered advancing a topical version of Brilacidin into a European Phase 2 trial to evaluate remission of ulcerative proctitis, an idiopathic mucosal inflammatory disease and a form of ulcerative colitis involving only the rectum or the distal colon and rectum (proctosigmoiditis). The Company will determine whether to advance this program only upon review of preliminary results in the oral mucositis trial.

Compound: Brilacidin or Other HDP Mimics

Disease: Hidradenitis Suppurativa

Again, due to the unique immunomodulatory properties of the HDP mimics, along with inherent antimicrobial activity, the Company had planned to conduct a Phase 2 clinical trial of topical HDP mimic for the treatment of hidradenitis suppurativa (HS). Also known as acne inversa, HS is a chronic and debilitating inflammatory skin disease characterized by recurrent abscesses and formation of sinus tracts, typically where skin rubs together, such as the armpits, groin, between the buttocks and under the breasts. First described 176 years ago, there still is no cure and only limited effective treatment options. Reports of prevalence range widely from approximately one-half a percent up to approximately four percent of the general population. HS presents in many forms, and though considered an inflammatory condition, bacteria may play a role. In fact, studies have shown a number of hard-to-treat bacterial species are commonly isolated from HS lesions--bacteria our novel compounds are active against. After careful consideration, we have now cancelled a scheduled May pre-IND meeting with the FDA to discuss initiating a Phase 2 trial for HS. The Company will determine whether to advance this program only upon review of preliminary results in the oral mucositis trial.

Compound: Brilacidin or Other HDP Mimics

Topical Applications, Ophthalmic, and Otic Infections and Related Formulation Work

Cellceutix is formulating and conducting preclinical experiments on topical Brilacidin for use in topical applications such as diabetic foot ulcer infections, and for ear-related infections, such as otitis externa or draining otitis media. We have put on hold formulation development for ophthalmic (eye) infections, including keratitis and conjunctivitis because of the difficulty of Brilacidin to pass cell barriers to the back of the eye. On July 14, 2014, the Company announced that a significant breakthrough had been made in the formulation of Brilacidin. Previously, Brilacidin was stored in a refrigerated state. The Company has now developed the formulation of Brilacidin to be stable at room temperature. However, further formulation work is still needed for each indication. Upon developing optimal formulations, the Company plans to advance these drugs into the clinical trials. The Company believes this work, though challenging, is very important.

Other Compounds Owned by Cellceutix

Set forth below are other compounds owned by the Company and the associated diseases that may be studied in connection with the compounds. Please note that development of the compounds is on hold while the Company focuses its resources on its lead compounds and current clinical trials.

•	Delparantag, heparin antagonist;
•	KM 391, autism;
•	KM 277, arthritis;
•	KM 278, arthritis/asthma;
•	KM 362, MS/ALS/Parkinsons;
•	KM-3174, cancer; and
•	KM-732,hypertensive emergency

Recent Developments

Clinical Trials

In April 2015, safety and efficacy results from a 215-patient Phase 2b clinical trial for ABSSSI (defined below) of our lead antibiotic compound, Brilacidin, were presented at the 25th European Congress of Clinical Microbiology and Infectious Diseases (ECCMID). In July 2015, at an End-of-Phase 2 Meeting, Cellceutix and FDA discussed data supporting advancement into Phase 3, as well as the basic elements of a brilacidin Phase 3 program in ABSSSI. The Phase 3 program would include two Phase 3 ABSSSI studies, as required by FDA Guidance (October 2013). In addition, the first study would include an interim analysis after a portion of the patients has been enrolled. This would provide an early assessment of both safety and efficacy. As part of the agreement, the Company would submit a Pediatric Study Plan (PSP) within 60 days of the End-of-Phase 2 Meeting. The Company is currently evaluating potential Contract Research Organizations (CROs) and clinical sites for the global Phase 3 program.

In June 2015, Cellceutix’s presented an overview of the Company’s ongoing Phase 1 clinical trial to evaluate the safety and preliminary efficacy of Kevetrin for patients with advanced solid tumors at the annual American Society of Clinical Oncology (ASCO) meeting in Chicago. The study has demonstrated the safety of Kevetrin administration over repeated cycles. In addition, increases in p21 expression in peripheral blood lymphocytes were shown in a number of the patients in multiple cancers and p21 activity appears to be dose related. The study is near completion at the Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center, as we are presently enrolling the final cohort of the Phase 1 study. We believe we have reached the maximum tolerated dose (MTD), but with no dose limiting toxicities in this cohort. Exposure to Kevetrin as measured by plasma concentrations have been achieved which are greater than concentrations shown to induce apoptosis in non-clinical studies. The final cohort evaluates at least 6 patients, as is typical for a Phase 1 study of this type.

In July 2015, the U.S. Food and Drug Administration (FDA), granted Orphan Drug Designation to Kevetrin for the treatment of ovarian cancer.

In August 2015, Cellceutix announced the commencement of the Company’s Phase 2 trial of Prurisol for the treatment of plaque psoriasis, and patient recruitment is underway. Cellceutix is developing Prurisol under guidance from the U.S. Food and Drug Administration that a 505(b)(2) designation is an acceptable pathway to expedite development of the compound.

In August 2015, Cellceutix announced the addition of two clinical sites for the Company’s ongoing Phase 2 clinical trial of Brilacidin-OM for the treatment and prevention of oral mucositis in patients with head and neck cancer, bringing the total number of sites in the study to date to five. Cellceutix is evaluating additional sites for inclusion in the study. Increasing patient access to the trial is important in the Company’s efforts to discover an effective, safe therapy for prevention of oral mucositis, and to prove the anti-inflammatory properties of Brilacidin in a clinical setting. Laboratory studies have shown Brilacidin to have both antibacterial and anti-inflammatory properties.

Research Collaborations

1. HDP Mimics.

Advancing the Platform and Developing Compounds with Activity Against Fungi

We have entered into a research collaboration with Fox Chase Chemical Diversity Center (FCCDC) which has led to an award in June 2014 of a Phase 2b Small Business Innovation Research (SBIR) grant from the National Institute of Allergy and Infectious Disease (NIAID). This $1.5 million dollar grant (over 2 years) will be directed into developing this technology platform on host defense protein (HDP) mimics (defensin-mimetics) and for treatment of disseminated fungal infections, particularly those caused by Candida species.

Developing Compounds with Activity Against Gram-Negative Bacteria

We are evaluating several host defense protein (HDP) mimics as novel antibiotic compounds, with activity against specific strains of Enterobacteriaceae, including multi-drug resistant Klebsiella pneumonia, and other Gram-negative pathogens such as Acinetobacter baumannii and Pseudomonas aeruginosa. In December 2014, Fox Chase Chemical Diversity Center received a 1-year extension on a subcontract from the University of Massachusetts (Amherst) under a UO1 National Institute of Health grant. The subcontract of $565,440 will be used to continue research on the development of our platform technology of host defense protein mimics (HDP mimics or defensin-mimetics) to combat serious and life-threatening infections caused by multi-drug resistant Gram-negative bacteria.

2. Kevetrin. There is a potential for use of Kevetrin in multiple tumor types, and in combination with other chemotherapeutic agents. In 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. At the conclusion of the Phase 1 study we will engage in discussions with the hospital as to the logistics and costs, net of grants, to move this project forward into Phase 2 studies of renal cell carcinomas.

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on evaluating Kevetrin in patients with Acute Myelogenous Leukemia (AML). The study proposed is a Phase 2 trial evaluating Kevetrin as a single agent or in combination with cytarabine in patients with AML. Over 100 patients are expected to be enrolled in the trial. The protocol was submitted in May 2015 by the principal investigator to the institutional committee. There have been delays in communication due to the summer schedules in Italy. We are awaiting comments on the protocol and only then can we have a clearer picture of the timing of the study. This is an important trial for Kevetrin as these AML patients will be receiving Kevetrin on multiple consecutive days, which we believe will increase p53 activity, hence its anti-tumor activity. The primary objective of this trial is to evaluate the rate of complete remission of AML in patients receiving Kevetrin alone or in combination with cytarabine. We believe that if the trial shows clinical activity of Kevetrin or Kevetrin plus cytarabine in the treatment of AML, a disease that the American Cancer Society estimates accounts for 20,830 new cases and 10,460 deaths annually in the United States, we will see a substantial rise in interest in Kevetrin for potential use in leukemias; however, there can be no guarantee that the trials will proceed on time or will yield positive results. In June 2013, we signed a Material Transfer Agreement with the University of Texas, MD Anderson Cancer Center. MD Anderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of Kevetrin in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. The National Cancer Institute estimates that more than 24,000 individuals will be diagnosed with myeloma in the United States in 2014, and more than 11,000 will die from this disease. They also wish to study our other cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today’s FDA-approved chemotherapies. MD Anderson is covering the expenses of the research, with Cellceutix only supplying the drugs.

GLOSSARY OF TERMS

Set forth below are definitions of certain technical terms used in this report that are commonly used in the pharmaceutical and biotechnology industries.

ABSSSI: Acute Bacterial Skin and Skin Structure Infections.

Cytotoxicity: The quality of being toxic to cells.

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

P21 (also known as protein 21): The expression of this gene is tightly controlled by the tumor suppressor protein p53, through which this protein mediates the p53-dependent cell cycle G1 phase arrest in response to a variety of stress stimuli. Used as a biomarker to detect change in p53.

P53 (also known as protein 53): A tumor suppressor gene that is mutated in many human cancers and results in the loss of a cell’s ability to check for DNA damage.

Small Molecule Drug: A medicinal drug compound having a molecular weight of less than 1,000 Daltons, and typically between 300 and 700 Daltons.

Xenograft: The cells of one species transplanted to another species.

INTELLECTUAL PROPERTY

Patents

Set forth below is a description of our patents, including the current status and jurisdictions in which a patent has been issued or a patent application has been filed.

Categories:

1.	Brilacidin, and related compounds
2.	Delparantag and related compounds
3.	Anti-microbial- surfactants and related compounds
4.	Kevetrin and related compounds
5.	Prurisol and related compounds

Patent Title	Status	Description
Polycationic Compounds And Uses Thereof	United States: issued 06/30/09; 06/29/10; 07/31/12; 03/06/12; 08/13/13 Europe: issued 04/23/14 Patents Expire: 2025

Category 2 – Delparantag

Arylamide and salicylamide compounds (Delparantag) and related compounds; compositions; methods of inhibiting angiogenesis; methods of antagonizing heparin; methods of inhibiting anti-Factor Xa

Ophthalmic And Otic Compositions Of Facially Amphiphilic Polymers And Oligomers And Uses Thereof	United States: allowed Europe: issued 03/04/15 Japan: issued 04/04/14; 05/15/15 Australia: issued 11/28/13 China: issued 12/07/11; 10/01/14 Pending: Canada, India, Australia Patents Expire: 2027	Category 1 – Brilacidin Brilacidin compound; compositions; methods of treating bacterial otic and ophthalmic infections

Patent Title	Status	Description
Synthetic Mimetics Of Host Defense And Uses Thereo

United States: issued 10/02/12; 03/10/15

Taiwan: issued 04/01/15

Australia: issued 11/28/13

China: issued 01/08/14

Mexico: issued 09/28/12

Russia: issued 01/27/15

Ukraine: issued 03/25/14

Pending: Europe, Japan, Brazil, Canada, India, Israel, South Korea, Mexico

Patents Expire: 2029

Category 1 – Arylamide compounds Brilacidin enantiomer; compositions and formulations; methods of preparation of enantiomer; methods of preparation of Brilacidin
Processes For Preparing A Polymeric Compound	United States: issued 01/15/13; 02/03/15 Mexico: issued 06/06/13 Pending: United States, Europe Patents Expire: 2030	Category 2 – Salicylamides Methods of preparation of salicylamide compounds
Compounds For Use In Treatment Of Mucositis

United States: issued 08/12/14; allowed

Pending: United States, Europe, Japan, Taiwan, Australia, Brazil, Canada, China, Israel, Mexico, New Zealand, Russia, South Korea, Ukraine, South Africa

Patents Expire: 2032

Category 1 – Brilacidin Methods of treating mucositis with Brilacidin and related compounds; compositions of Brilacidin and palifermin
Polycyclic Compounds And Methods Of Making And Using The Same	Pending: United States Patents (if issued) Expire: 2033	Category 1 – Polycyclic antimicrobial compounds
Cyclic Compounds And Methods Of Making And Using The Same[1]	Pending: United States, Europe, Australia, India, New Zealand, Singapore, South Africa Patents (if issued) Expire: 2032	Category 1 – Cyclic antimicrobial compounds
Compounds And Methods For Treating Candidiasis And Aspergillus Infections[2]

United States: issued 11/25/14

Pending: United States, Europe, Japan, Australia, Brazil, Canada, Chile, China, India, Israel, South Korea, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa, Hong Kong

Patents Expire: 2033

Category 1 – Anti-fungal compounds

Methods of killing or inhibiting the growth of a Candida or Aspergillus species or preventing or treating a mammal having oral or disseminated candidiasis or an aspergillus infection;

1 Patent family co-owned with the University of Massachusetts Amherst.

2 Patent family co-owned with Rutgers, The State University of New Jersey.

Patent Title	Status	Description
Compositions Of Arylamide Compounds And Antimicrobial Agents	United States: provisional pending	Category 1 – Arylamide compounds in combination with anti-microbial agents
Antimicrobial Compounds	United States: provisional pending	Category 1 – Anti-microbial compounds
Facially Amphiphilic Polymers As Anti-infective Agents[3]

United States: issued 02/06/07; 11/18/14

Australia: issued 04/05/07; 04/12/07

Canada: issued 07/16/13

China: issued 07/01/09; 07/02/14

Europe: issued 09/17/08; 05/25/11

Japan: issued 08/15/08

South Korea: issued 06/03/09; 06/16/09

Patents Expire: 2022

Category 1 & 3 – Brilacidin and related compounds; anti-microbial surfactants and related compounds
Methods, Systems, And Computer Program Products For Computational Analysis And Design Of Amphiphilic Polymers[3]	United States: issued 09/15/09 Patent Expires: 2023
Methods, Systems, And Computer Program Products For Simulating Biomembranes Using Coarse Grain Models[3]	United States: issued 07/31/12 Patent Expires: 2025
Facially Amphiphilic Polyaryl And Polyarylalkynyl Polymers And Oligomers And Uses Thereof[3]	United States: issued 07/17/12; 05/06/14 Australia: issued 03/08/12 Japan: issued 05/02/13 Taiwan: issued 03/11/13 Pending: Canada, Europe (2) Patents Expire: foreign (2025); United States (2028)	Category 1 & 3
Facially Amphiphilic Polymers And Oligomers And Uses Thereof[3]

United States: issued 08/07/12; 06/04/13

Australia: issued 04/07/11; 03/27/14

Canada: issued 05/20/14

South Korea: issued 03/04/13

Taiwan: issued 05/21/15

Pending: Australia, China, India, Japan, Taiwan

Patents Expire: foreign (2024); United States (2027)

Category 1 & 2

3 Patent family owned by The Trustees of The University of Pennsylvania.

Patent Title	Status	Description
Antimicrobial Copolymers And Uses Thereof[4]	Canada: issued 08/26/14 Pending: United States Patent Expires: 2025
Nitrile Derivatives and their Pharmaceutical Use and Compositions

United States patent issued 12/25/2012

Patent Cooperation Treaty (PCT) - filed

National Phase entered

Other patents allowed or issued: Canada, Japan, New Zealand

Other Applications filed arising from PCT: Australia, Brazil, Chile, China, Eurasian Patent Convention, India, Indonesia, Israel, South Korea, Malaysia, Mexico, South Africa, Singapore,

Thailand, Ukraine, United Arab Emirates

Other applications filed independent of PCT: Argentina, Bangladesh, Hong Kong, Pakistan, Taiwan

Patents expire: 2030

Category 4 – Kevetrin and related compounds
Carbocyclic Nucleosides And Their Pharmaceutical Use And Compositions

United States – filed

Patent Cooperation Treaty - filed

National Phase entered

Other Patent Applications filed arising from PCT: Australia (Allowed), Brazil, Canada, China, Eurasian Patent Convention, India, Israel, Japan, South Korea, Malaysia, Mexico, South Africa, Singapore, Thailand,

Other Patent Applications filed independent of PCT: Argentina, Bangladesh, Hong Kong, Pakistan, Taiwan

Patents expire: 2032

Category 5 – Prurisol and related compounds

We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

The Company has been assigned all right title, and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, Prurisol, KM 362, KM 3174, KM 732, and KM-391. The Company agreed to pay the assignors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, the Company’s Director, President, and principal shareholder. With regard only to Kevetrin, the allocation of the 5% of net sales would be as follows: 2% to Dr. Menon (President), 2% to an unaffiliated third party, and 1% to Leo Ehrlich, our CEO. With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S.

MANUFACTURING

The Company does not intend to establish manufacturing capabilities or facilities to produce its product candidates (compounds) in the near or mid-term. The Company believes it can contract with third parties for the manufacturing of its investigational compounds at sites registered with the FDA and contract with third-party scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. Such studies generally must be completed prior to filing an IND with the FDA, and an IND is necessary to begin the human safety and efficacy trials of its compounds (Phase I, II and III).

4 Patent family owned by The Trustees of The University of Pennsylvania.

GOVERNMENT REGULATION

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the United States Food and Drug Administration (“FDA”). The Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern the testing, development, manufacture, quality control, distribution, safety, effectiveness, labeling, storage, record keeping, reporting, approval, advertising and promotion, and import and export of our investigational products. Failure to comply with FDA requirements may result in enforcement action, including warning letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. Although the discussion below focuses on regulation in the United States, which is our primary initial focus, we anticipate seeking approval to market our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.

Development and Approval

Product development and the product approval process are very expensive and time consuming, and we cannot be certain that the FDA will grant approval for any of our product candidates on a timely basis, if at all. Under the FDCA, the FDA must approve any new drug before it can be sold in the United States. The general process for obtaining FDA approval of a drug is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must develop extensive preclinical data, generally derived from laboratory evaluations of product chemistry and formulation, as well as toxicological and pharmacological studies in animals, to generate data to support the drug’s quality and potential safety and benefits. Certain animal studies must be performed in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act. Presently we have a number of compounds that are in preclinical testing.

We submit this preclinical data and other information to the FDA in an investigational new drug application (IND). Human clinical trials cannot commence until an IND application is submitted and becomes effective. Based on the data and information contained in the IND, the FDA must determine whether there is an adequate basis for testing the drug candidate in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA.

Clinical Trials

Once the IND goes into effect, we study an investigational drug in human clinical trials to determine if the drug is safe and effective for a particular use. Clinical trials involve the administration of the drug to healthy human volunteers or to patients under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and Good Clinical Practice, or GCP, requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. FDA reviews each protocol that is submitted to the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board, or IRB, for each institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with GCP and, if necessary, the FDA is able to validate the data through an on-site inspection, if the agency deems such inspection necessary.

In general, clinical trials involve three separate phases that often overlap, can take many years to complete, and are very expensive. These three phases are as follows:

Phase 1. The investigational drug is given to a small number of human subjects to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion. In most disease states Phase 1 studies are performed in healthy volunteers. In cancer, Phase 1 studies generally are performed in cancer patients.

Phase 2. The investigational drug is given to a limited patient population to determine the initial effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug. Phase 2 trials typically are controlled studies.

Phase 3. If Phase 2 clinical trials of a compound yield promising data regarding safety and effectiveness, the compound may be advanced to Phase 3 clinical trials to confirm those results. Phase 3 clinical trials typically are long-term, involve a significantly larger population of patients, are conducted at numerous sites in different geographic regions, and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug and to form the basis for labeling. It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous and reliable Phase 3 clinical trials.

At any point in this process, the development of a drug could be stopped for a number of reasons, including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting, or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose, or the FDA or an IRB may require us, to delay or suspend our clinical trials at any time if, for example, it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit. Success in early-stage clinical trials does not assure success in later-stage clinical trials, and data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or prevent further development and regulatory approval.

FDA Approval Process

If we believe that the data from the Phase 3 clinical trials show an adequate level of safety and effectiveness, we will file a new drug application (NDA) with the FDA seeking approval to sell the drug for a particular use. When an NDA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing. If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed.

Upon accepting the NDA for filing, the FDA will review the NDA and may hold a public hearing where an independent advisory committee of expert advisors considers key questions regarding the drug. This advisory committee makes a recommendation to the FDA, which is not binding on the FDA, but is generally followed.

Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at the company’s request or by the agency’s initiative. The FDA may determine that a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to ensure that the benefits of a new product outweigh its risks. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug.

Before approving an NDA, the FDA will inspect the facilities at which the product will be manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities for the drug, including those of companies who manufacture our drugs for us and including foreign establishments that may manufacture the product for sale in the U.S., comply with cGMP requirements (described below) and are adequate to assure consistent production of the product within required specifications.

If the FDA concludes that an NDA does not meet the regulatory standards for approval, the FDA typically issues a Complete Response letter communicating the agency’s decision not to approve the application and outlining the deficiencies in the submission. The Complete Response letter also may request further information, including additional preclinical or clinical data or improvements to manufacturing processes, procedures, or facilities. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval.

The FDA may reject an application because, among other reasons, it believes that the drug is not safe enough, or effective enough, or because it does not believe that the data submitted is reliable or conclusive. FDA may interpret data differently than the sponsor. Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the nature of the disease or condition the drug is intended to address, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will approve the NDA, allowing the Company to sell the drug in the United States for that use. As a condition of approval, the FDA may impose restrictions that could affect the commercial success of a drug. For example, the FDA could require post-approval commitments, including completion within a specified time period of additional clinical studies, which often are referred to as “Phase 4” or “post-marketing” studies. The FDA also may limit the scope of the approved uses of the drug. Certain post-approval modifications to the drug product, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.

Should our products be approved for marketing, we would also be subject to various other State and Federal laws concerning the marketing and cost reimbursement of our products.

Major jurisdictions outside the United States, such as the European Union, Japan and Canada, have similarly rigorous regulatory processes. They may also require studies not required by the FDA, which can add to the cost and risk of development. Products approved by the FDA might not be approved in these other countries. After review by the health authorities, pricing and cost reimbursement are also subject to separate approvals in many of these countries.

Post-Approval Regulation

Even if regulatory approval is granted, a marketed drug product is subject to continuing comprehensive requirements under federal, state and foreign laws and regulations, including requirements and restrictions regarding adverse event reporting, recordkeeping, marketing, and compliance with current good manufacturing practices (cGMP). Adverse events reported after approval of a drug can result in additional restrictions on the use of a drug or requirements for additional post-marketing studies or clinical trials. The FDA or similar agencies in other countries may also require labeling changes to products at any time based on new safety information. If ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market, the FDA or similar agencies in other countries may at any time withdraw product approval or take actions that would suspend marketing or approval.

Good Manufacturing Practices. Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements and product-specific regulations enforced by the FDA and other regulatory agencies. If, after approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution.

Advertising and Promotion. The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for advertising, promotion to physicians and patients, communications regarding unapproved uses, and industry-sponsored scientific and educational activities. Failure to comply with applicable FDA requirements and other restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, the Office of the Inspector General of the Department of Health and Human Services, and state authorities, as well as civil and criminal fines and agreements that may materially restrict the manner in which a company promotes or distributes drug products.

Other Requirements. In addition, companies that manufacture or distribute drug products or that hold approved NDAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, submitting establishment registrations and drug listings, and maintaining certain records.

Hatch-Waxman Act

Drugs that are approved for commercial marketing in the U.S. under an NDA are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the “Hatch-Waxman Act.” The Hatch-Waxman Act established two abbreviated approval pathways, including the 505(b)(2) pathway, for drug products that are in some way follow-on versions of already approved NDA products. We are following this 505(b)(2) pathway for the development of Prurisol. In addition, the Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities, allows companies to apply to extend for up to five additional years of patent term lost during product development and FDA review of an NDA, and provides for a period of marketing exclusivity for products that are not new chemical entities if the NDA (or supplemental NDA) contains data from new clinical investigations that were necessary for approval. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired or have been successfully challenged and defeated. The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections have either expired or have been successfully challenged by generic entrants.

Orphan Drug Exclusivity

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200 thousand individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. In November 2014, the FDA granted orphan drug designation to Kevetrin for use in the treatment of ovarian cancer. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

Pediatric Exclusivity

Section 505A of the FDC Act provides for six months of additional exclusivity if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be safe and effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months.

Qualified Infectious Disease Product Exclusivity

The Generating Antibiotic Incentives Now (GAIN) Act amended the FDCA to encourage pharmaceutical companies to develop new antimicrobial drugs to treat serious and life-threatening infections. Among other measures, GAIN grants an additional five years of marketing exclusivity for new antibacterial or antifungal human drugs designated under the law as a “qualified infectious disease product” (QIDP). This five-year period of exclusivity is in addition to any existing regulatory exclusivity, including Hatch-Waxman, orphan drug, or pediatric exclusivity. In addition, QIDPs are eligible for fast-track designation and priority review to facilitate expedited development and review processes with the FDA. Our investigational drug Brilacidin has been granted QIDP designation as a potential new treatment for ABSSSI.

Fast Track Designation and Priority Review

Certain of our product candidates, such as Brilacidin, may qualify for Fast Track designation. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product’s development.

Certain of our product candidates, such as Brilacidin, also may qualify for priority review. Priority review is available to a drug that treats a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. Priority review designation provides for a six-month review goal for an NDA, rather than the standard 10-month review timeframe.

Other FDA programs intended to expedite development and review include accelerated approval, which allows the FDA to approve a drug on the basis of a surrogate endpoint that is reasonably likely to predict clinical benefit, and breakthrough therapy designation, which is intended to expedite the development and review of drugs for serious or life-threatening conditions and where preliminary clinical evidence shows that the drug may have substantial improvement on at least one clinically significant endpoint over available therapy.

Even if a product qualifies for Fast Track designation or Breakthrough Therapy designation, the FDA may later decide that the product no longer meets the conditions for qualification and may rescind the designation. Moreover, none of these programs assures ultimate approval of an investigational product. FDA may determine that the product does not meet the standards for approval.

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

EMPLOYEES

As of June 30, 2015, the Company had 14 employees. Its officers, Krishna Menon and Leo Ehrlich, had employment agreements with the Company which expired on December 31, 2014. The Company also conducts its operations using contractors and consultants.

CORPORATE INFORMATION

The Company’s corporate headquarters are located at 100 Cummings Center, Suite 151-B, Beverly, MA, 01915. The Company’s telephone number is (978) 921-4125. The Company maintains an internet website at http://cellceutix.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on the Company’s website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in our Annual Report on Form 10-K, before purchasing shares of the Company’s common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company’s business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors in the Company’s common stock could lose all or part of their investment.

Risks Related to Our Business

We need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could prevent us from fully implementing our business, operating and development plans.

We currently have an approximate $8.4 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $17.7 million in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of June 30, 2015, the available proceeds from Aspire is $29.7 million.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including costly Phase 2 and Phase 3 clinical trials, and our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

We may be unable to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and clinical trials for Kevetrin, Prurisol, and Brilacidin. This will delay:

•	research and development programs;
•	preclinical studies and clinical trials;
•	material characterization studies, regulatory processes;
•	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may require will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;
•	progress, timing and scope of our preclinical studies and clinical trials;
•	time and cost necessary to obtain regulatory approvals;
•	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;
•	time and cost necessary to respond to technological and market developments;
•	changes made or new developments in our existing collaborative, licensing and
•	other commercial relationships; and
•	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent and other contractual commitments, may increase in the future, as we may:

•	enter into leases for new facilities and capital equipment;
•	enter into additional licenses and collaborative agreements; and
•	incur additional expenses associated with being a public company.

We have no products approved for commercial sale, have never generated any revenues, and may never achieve revenues or profitability.

We currently have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

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

We have limited operating history, making it difficult for you to evaluate our business and your investment, and we may never generate any revenue which could cause us to cease operations.

We have limited operating history and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

•	the absence of an operating history;
•	the lack of commercialized products;
•	insufficient capital;
•	expected substantial and continual losses for the foreseeable future;
•	limited experience in dealing with regulatory issues;
•	lack of manufacturing experience and limited marketing experience;
•	possible reliance on third parties for the development and commercialization of our proposed products;
•	a competitive environment characterized by numerous, well-established and well capitalized competitors; and
•	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company. Our ability to become profitable depends primarily on the following factors:

•	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our drugs;
•	our research and development (R&D) efforts, including the timing and cost of clinical trials; and
•	our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

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

We have limited experience in drug development and may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

•	develop products internally or obtain rights to them from others on favorable terms;
•	complete laboratory testing and human clinical studies;
•	obtain and maintain necessary intellectual property rights to our products;
•	successfully fulfill regulatory requirements to obtain requisite marketing approvals from governmental agencies;
•	enter into arrangements with third parties to manufacture our products on our behalf; and
•	enter into arrangements with third parties to provide sales and marketing functions.

We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. We have not previously conducted a Phase 3 or later stage clinical trial such as the Phase 3 clinical trials planned for our most advanced drug candidate. We expect to spend significant amounts to recruit and retain high quality personnel with clinical development experience. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. To the extent we are unable to or determine not to develop these resources internally, we may be forced to rely on third parties for these capabilities, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates. If we are unable to achieve revenues and profitability, then we will be forced to cease operations, which could cause you to lose all of your investment.

Development of pharmaceutical products is a risky and time-consuming process subject to a number of factors, many of which are outside of our control. We are subject to regulatory authority permissions and approvals, most importantly the FDA. Many of our drug candidates are at early stages of development. Consequently, we can provide no assurance of the successful and timely development of new drugs, and the failure to do so could cause us to cease operations.

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Our drug candidates are in early stages of development, and our most advanced drug candidate is just entering Phase 3 testing. Further development and extensive testing will be required to determine their technical feasibility and commercial viability.

Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use, and we may spend several years completing certain trials. The time within which we can complete our clinical trials depends in large part on the ability to enroll eligible patients who meet the enrollment criteria and who are in proximity to the trial sites. We face competition with other clinical trials for eligible patients. As a result, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market.

At any time, we, the FDA or an IRB, may temporarily or permanently stop a clinical trial, for a variety of reasons. We may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

•	failure to achieve clinical trial results that indicate a candidate is effective in treating a specified condition or illness in humans;
•	presence of harmful side effects;
•	determination by the FDA that the submitted data do not satisfy the criteria for approval;
•	lack of commercial viability of the drug;
•	failure to acquire, on reasonable terms, intellectual property rights necessary for commercialization; and existence of alternative therapeutics that are more effective.

As our product candidates advance to later stage clinical trials, it is customary that various aspects of the development program, such as manufacturing, formulation and other processes, and methods of administration, may be altered to optimize the candidates and processes for scale-up necessary for later stage clinical trials and potential approval and commercialization. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for Phase 3 clinical stage development or for commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We may also need to conduct “bridging studies” to demonstrate comparability between newly manufactured drug substance and/or drug product for commercialization relative to previously manufactured drug substance and/or drug product for clinical trials. Demonstrating comparability may require us to incur additional costs or delay initiation or completion of clinical trials and, if unsuccessful, could require us to complete additional preclinical studies or clinical trials.

If we fail to adequately manage the increasing number, size and complexity of clinical trials, the clinical trials and corresponding regulatory approvals may be delayed or we or our partners may fail to gain approval for our drug candidates altogether. Even if we successfully conduct clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis. If we are unable to market and sell our drug candidates or are unable to obtain approvals in the time frame needed to execute our product strategies, our business and results of operations would be materially adversely affected.

Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. The length of time required to complete clinical studies, submit an application for marketing approval, and obtain approval can vary considerably from one product to another, and may be difficult to predict or control. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control.

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

We may fail to successfully develop and commercialize our drug candidates for multiple reasons, including because they:

•	are found to be unsafe or ineffective in clinical trials;
•	do not receive necessary approval from the FDA or foreign regulatory agencies;
•	have manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical;
•	are hampered by the proprietary rights of others and their competing products and technologies;
•	fail to conform to a changing standard of care for the diseases they seek to treat; or
•	are less effective or more expensive than current or alternative treatment methods.

Drug development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we will reach our anticipated clinical targets. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. Many pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. Clinical results are susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals.

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

At any time, we may decide to discontinue the development of, or to not commercialize, a drug candidate. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

Delays in the commencement or completion of clinical testing of our products or products could significantly affect our product development costs and our ability to generate revenue. We do not know whether the FDA will agree with the trial designs for ongoing and planned clinical trials or whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to our ability to do the following:

•	provide sufficient safety, efficacy or other data regarding a drug candidate to support the commencement of a Phase 3 or other clinical trial;
•

reach agreement on acceptable terms with prospective contract manufacturers, contract research organizations (CROs) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different third parties;

•	select CROs, trial sites and, where necessary, contract manufacturers that do not encounter any regulatory compliance problems;
•	manufacture sufficient quantities of a product candidate for use in clinical trials;
•	obtain IRB approval to conduct a clinical trial at a prospective site;
•

recruit and enroll patients to participate in clinical trials, which can be impacted by many factors outside our or our partners’ control, including competition from other clinical trial programs for the same or similar indications; and

•	retain patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues.

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us or our partner, the FDA, an IRB, a clinical trial site with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements, including GCP, or our protocols;
•

inspection of the clinical trial operations, trial sites or manufacturing facility by the FDA or other regulatory authorities resulting in findings of non-compliance and the imposition of a clinical hold;

•	unforeseen safety issues or results that do not demonstrate efficacy; and
•	lack of adequate funding to continue the clinical trial.

Additionally, we may need to amend clinical trial protocols for a variety of reasons, including changes in regulatory requirements and guidance. Such amendments may require us to, for example, resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed and/or reduced. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our drug candidates, which could have a materially adverse effect on our business.

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

The process of obtaining FDA approval for a drug has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (i) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (ii) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics; (iii) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (iv) filing by a company and acceptance and approval by the FDA of a New Drug Application (“NDA”), for a drug product or a biological license application (“BLA”), for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to the Company in terms of getting our drug candidates through clinical testing and to market.

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

If we do not have the requisite resources to comply with all applicable regulations, then we could be forced to cease operations, which could cause you to lose all of your investment.

We or third-party manufacturers we rely on may encounter failures or difficulties in manufacturing or formulating clinical development and commercial supplies of drugs, which could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

Currently, third parties manufacture our drug candidates on our behalf. Third-party manufacturers may lack capacity to meet our needs, go out of business or fail to perform. In addition, supplies of raw materials needed for manufacturing or formulation of clinical supplies may not be available or in short supply. Furthermore, should we obtain FDA approval for any of our drug candidates, we expect to rely, at least to some extent, on third-party manufacturers for commercial production. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis.

Any performance failure on the part of a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our drug candidates. Our third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply drug candidates is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
•	capacity of our facilities or those of our contract manufacturers;
•	facility contamination by microorganisms or viruses or cross contamination;
•	compliance with regulatory requirements, including Form 483 notices and Warning Letters;
•	changes in forecasts of future demand;
•	timing and actual number of production runs;
•	production success rates and bulk drug yields; and
•	timing and outcome of product quality testing.

In addition, our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is complex, and involves sourcing from a number of different companies and foreign countries. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with contractors or subcontractors. Our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

We may not be able to enter into agreements for the manufacture of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, we or they could be subject to enforcement, the production of our drug candidates could be interrupted or suspended, and/or our product could be recalled or withdrawn, among other consequences. Any of these events could result in delays, additional costs and potentially lost revenues.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable, and if we fail to obtain such approval or if clinical studies are not favorable, we could be forced to cease operations.

Presently, we are in a Phase 1 clinical trial for Kevetrin, our anti-cancer drug; a Phase 2 study for Prurisol (anti-psoriasis); and a Phase 2 for Brilacidin-OM (oral mucositis). The work-plan we have developed for the next twelve months will require regulatory approvals, and only if such are granted should enable us to advance Kevetrin’s clinical trial to Phase 2; and commence a Phase 3 clinical trial for ABSSSI. We recently held an end of Phase 2 meeting with the FDA for our recently completed Phase 2 ABSSSI study, and the FDA has agreed to advancing Brilacidin into Phase 3 for the treatment of ABSSSI, including an interim analysis after a portion of the patients has been enrolled.

Our drug candidates will require lengthy and costly studies in humans to obtain approval from the FDA before they can be marketed. We cannot predict with any certainty that the study results will be satisfactory to the FDA for approval to ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated.

Approval of a drug candidate as safe and effective for use in humans is never certain and regulatory agencies may delay or deny approval of drug candidates for commercialization. For example, even though our product candidate Brilacidin has received QIDP designation, such designation may not result in a faster development process, review, or approval than drugs considered for approval under conventional FDA procedures; nor does such designation assure ultimate approval by the FDA or related exclusivity benefits. Regulatory agencies also may delay or deny approval based on additional government regulation or administrative action, changes in regulatory policy during the period of clinical trials in humans and regulatory review, or the availability of alternative treatments.

Delays in obtaining, or failure to obtain, FDA or any other necessary regulatory approvals of any proposed drugs would have an adverse effect on the drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such drug from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

Even if our product candidate Prurisol were to receive regulatory approval, commercialization may be adversely affected by regulatory actions requiring a boxed warning, which could have a materially adverse effect on our business.

Even if we were to receive regulatory approval for our psoriasis product candidate Prurisol, we expect an approval to include a boxed warning regarding possible severe health risks and side effects. Products with boxed warnings are subject to more restrictive regulations than products without such warnings. Boxed restrictions would make it more difficult to market Prurisol, and the added regulation could require us to expend resources that we may not have, which could delay or prevent commercialization of that product and in turn, could have a materially adverse effect on our business.

Even if we obtain regulatory approvals, our marketed drug candidates will be subject to ongoing regulation. If we fail to comply with U.S. and foreign regulations, we could be subject to adverse consequences, including loss of our approvals to market these drugs, and our business would be seriously harmed.

Following any initial regulatory approval of any of our drug candidates, we will also be subject to continuing regulation of the manufacture, labeling, storage, recordkeeping, reporting, distribution, advertising, promotion, marketing, sale, import, and export of those drugs. Such regulation includes review of adverse experiences and the results of any clinical trials completed after our drug candidates are made commercially available, including any postmarketing requirements that were required as a condition of approval. The contract manufacturers that make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If our products, if approved, or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; or seek other monetary or injunctive remedies, or impose civil or criminal penalties. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drugs ourselves, including reliance on the third-party manufacturer for regulatory compliance.

Our drug promotion and advertising also would be subject to regulatory requirements and continuing FDA review. Our marketing of these drugs also may be heavily scrutinized by the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Our promotional activities will be regulated not only by the FDCA and FDA regulations, but also by federal and state laws pertaining to health care “fraud and abuse,” such as:

•	the federal anti-kickback law prohibiting bribes, kickbacks or other remuneration for the order, purchase or recommendation of items or services reimbursed by federal health care programs;
•	the federal False Claims Act, imposing criminal and civil penalties for knowingly presenting or causing to be presented claims to the federal government that are false or fraudulent; and
•

the federal Physician Payment Sunshine Act, requiring pharmaceutical manufacturers to engage in extensive tracking of physician and teaching hospital payments, maintenance of a payments database and public reporting of the payment data.

Many states have similar laws applicable to items or services reimbursed by commercial insurers. Violations of fraud and abuse laws can result in costly litigation, fines and/or imprisonment, exclusion from participation in federal health care programs, and burdensome reporting and compliance obligations.

Compliance with ongoing regulation consumes substantial financial and management resources and may expose us to the potential for other adverse circumstances. For example, approval for a drug may be conditioned on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates an appropriate benefit-risk profile to patients, it could limit the indications for which a drug may be sold or revoke the drug’s marketing approval. In addition, identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials, changes in labeling or distribution. Alternatively, we may be required by the FDA to develop and implement a REMS to ensure the safe use of our products. REMS may include costly risk management measures such as enhanced safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. Any of these events could delay or prevent us from generating revenue, or limit the revenue, from the commercialization of these drugs and/or cause us to incur significant additional costs.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, results of operations and prospects. If we are required to withdraw all or more of our drugs from the market as a result of actions or inactions on our part or that of a third party, we may be unable to continue revenue-generating operations, which could cause you to lose all of your investment.

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

We or our third party manufacturers may fail to comply with manufacturing regulations.

All facilities and manufacturing processes used in the production of active pharmaceutical ingredient, or API, and drug products for clinical use in the U.S. must be operated in conformity with cGMP as established by the FDA. Similar requirements in other countries exist for manufacture of drug products for clinical use. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Before we can commercialize a drug, we must obtain regulatory approval of our cGMP manufacturing facility and process, if any, or the cGMP manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities.

In connection with any application for commercial approval, and if any drug candidate is approved by the FDA or other regulatory agencies for commercial sale, a significant scale-up in manufacturing may require additional validation studies. If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of that drug candidate may be delayed, or there may be a shortage of supply, which could limit our ability to develop or commercialize the drug.

Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third party manufacturers will be subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the cGMP regulations or other applicable manufacturing regulations.

Failure on our or our third party manufacturers’ part to comply with applicable regulations and specific requirements or specifications of other countries could result in the termination of ongoing research, disqualification of data for submission to regulatory authorities, delays or denials of new product approvals, warning letters, fines, consent decrees restricting or suspending manufacturing operations, injunctions, civil penalties, recall or seizure of products and criminal prosecution. Any of these consequences could have a materially adverse effect on our business.

We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials, which exposes us to risks which could have a materially adverse effect on our business.

We have acquired limited experience in conducting and supervising clinical trials that must be performed to obtain data to submit in applications for approval by the FDA. Because we have limited experience in conducting or supervising clinical trials, we outsource a significant amount of the work relating to our clinical trials to third parties. We therefore have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events, and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. We also have more limited control over compliance with procedures and protocols used to complete clinical trials. If these contractors fail to meet applicable regulatory standards, the testing of our drugs would be adversely affected, causing a delay in our ability to engage in revenue-generating operations that could have a materially adverse effect on our business.

Communicating with outside parties can also be challenging, potentially leading to mistakes, as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

We are subject to risks inherent in conducting clinical trials. Non-compliance with the FDA’s good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or commercializing our drug candidates, which could cause us to cease operations.

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

Our clinical trial operations will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our drug candidates or we may be criminally prosecuted. If we are unable to complete clinical trials and have our products approved due to our failure to comply with regulatory requirements, we will be unable to commence revenue-generating operations, which could force us to cease operations.

Controls we or our third-party service providers have in place to ensure compliance with laws may not be effective to ensure compliance with all applicable laws and regulations.

The development of our investigational products and our general operations are subject to extensive regulation in the U.S. and in foreign countries. Although we have developed and instituted controls to comply with applicable regulatory requirements, we cannot assure you that we, our employees, our consultants or our contractors will operate at all times in full compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign law and/or regulations. Further, we have a limited ability to monitor and control the activities of third-party service providers, suppliers and manufacturers to ensure compliance by such parties with all applicable regulations and/or laws. We may be subject to direct liabilities or be required to indemnify such parties against certain liabilities arising out of any failure by them to comply with such regulations and/or laws. If we or our employees, consultants or contractors fail to comply with any of these regulations and/or laws a range of consequences could result, including, but not limited to, the termination of clinical trials, the failure to obtain approval of a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation that could adversely affect our results of operations.

The Company is exposed to product liability, clinical and preclinical liability risks which could place a substantial financial burden upon the Company should it be sued.

The Company could be exposed to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. In addition, the use in the Company’s clinical trials of its investigational products and the potential subsequent sale of these products by the Company or its potential collaborators may cause the Company to bear some or all of the associated product liability risks. A successful liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

The Company has $5,000,000 in liability insurance for our clinical trials. The Company cannot assure that such insurance will provide adequate coverage against the Company’s potential liabilities. Claims or losses in excess of any product liability insurance coverage obtained by the Company could have a material adverse effect on our business, financial condition and results of operations.

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

We do not believe that any of the drug candidates we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our proprietary compounds will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our proprietary compounds. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Moreover, the cost to us of any litigation or other proceeding relating to our patents and other intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

Our potential collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return, which could have a materially adverse effect on our business.

We may have to rely substantially upon strategic collaborations for marketing and the commercialization of our drug candidates, and we may rely even more on strategic collaborations for R&D of our other drug candidates. Our business will depend on our ability to sell drugs to both government agencies and to the general pharmaceutical market. We may have to sell our drugs through strategic partnerships with other pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaboration with third parties capable of providing these services. In addition, we have not yet marketed or sold any of our drug candidates or entered into successful collaborations for these services in order to ultimately commercialize our drug candidates.

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

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of the Company for the term of one year effective October 27, 2014. On August 3, 2015, Dr. Alexander resigned from his position as Chief Operating Officer of the Company. The Company agreed that Dr. Alexander will transition to a part-time consultant with the Company.

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

Our competition will be determined in part by the potential indications for which our investigational drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drugs or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs; complete pre-clinical testing, clinical trials, and approval processes; and supply commercial quantities to market are likely to be important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

The successful development of biopharmaceuticals is highly uncertain. A variety of factors, including, but not limited to, unfavorable pre-clinical study results or failure to obtain regulatory approvals, could cause us to abandon development of our drug candidates, which could also cause us to cease operations and you may lose your entire investment.

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

We have applied to uplist our common stock to the Nasdaq Capital Market. The Nasdaq Capital Market may not list our securities for quotation which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have applied for our common stock to be listed on the Nasdaq Capital Market, a national securities exchange. In order to list on the Nasdaq Capital Market, we must meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements. We cannot assure you that we will be able to meet those initial listing requirements. If the Nasdaq Capital Market does not list our common stock for trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to our common stock;
•

a determination that our shares of common stock are “penny stock,” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our Company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Because our Class A Common Stock is considered “penny stock” you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our Class A Common Stock currently is quoted on the OTC at less than $5.00 per share, our shares are “penny stocks” and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our Class A Common Stock is not listed on NASDAQ or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our Class A Common Stock is subject to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a “penny stock,” which steps include:

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

As of June 30, 2015, the closing price of our Class A Common Stock, as quoted on the OTC, was $2.58. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	progress of our products through the regulatory process;
•	results of preclinical studies and clinical trials;
•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions for emerging growth and pharmaceutical companies;
•	economic conditions in the United States or abroad;
•	actual or anticipated fluctuations in our operating results;
•	broad market fluctuations; and
•	changes in financial estimates by securities analysts.

Our share price could decline as a result of short sales.

When an investor sells stock that he does not own, it is known as a short sale. The seller, anticipating that the price of the stock will go down, intends to buy stock to cover his sale at a later date. If the price of the stock goes down, the seller will profit to the extent of the difference between the price at which he originally sold it less his later purchase price. Short sales enable the seller to profit in a down market. Short sales could place significant downward pressure on the price of our common stock. Penny stocks which do not trade on an exchange, such as our common stock, are particularly susceptible to short sales.

Our directors and executive officers own or control a sufficient number of shares of our Class A Common Stock to control our Company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

At June 30, 2015, our directors and executive officers own or control approximately 27.50% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten (10) votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one (1) vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of June 30, 2014 we had 117,763,508 shares of Class A Common Stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 46%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

We may issue additional equity shares to fund the Company’s operational requirements which would dilute your share ownership.

The Company’s continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans.

The sale of our Class A Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of Class A Common Stock acquired by Aspire Capital could cause the price of our Class A Common Stock to decline, which could have a materially adverse effect on our business.

On March 30, 2015, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. The Company also issued 160,000 shares of its Class A Common Stock to Aspire Capital as a commitment fee. The Company has filed a registration statement to register the resale of any shares that Aspire Capital may purchase under the Purchase Agreement. To the extent Aspire Capital purchases shares under the Purchase Agreement and subsequently sells those shares, the other holders of our Class A Common Stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Large amounts of our Class A Common Stock will be eligible for resale under Rule 144.

As of June 30, 2015, 35,605,642 of the 117,763,508 outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 3 million shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Class A Common Stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one-year holding period. Any substantial sale of the Company’s Class A Common Stock pursuant to Rule 144 may have an adverse effect on the market price of the Class A Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal offices are located at 100 Cummings Center, Suite 151-B, Beverly, MA 01915. Cellceutix Corporation signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,728. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellceutix, have co-signed the lease and will sublease 200 square feet of space previously used by Cellceutix and pay Cellceutix $900 per month.

Management believes that the property arrangement satisfies the Company’s current needs.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock symbol is “CTIX” and is quoted on the OTC.

The table below sets forth the daily high and low prices for the Company’s Class A Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company’s common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company’s common stock.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	3.03	1.60	2.32	1.63
Second Quarter	4.93	2.70	2.11	1.40
Third Quarter	4.74	2.79	2.09	1.55
Fourth Quarter	3.38	2.27	1.93	1.49

Number of Shareholders

As of August 26, 2015, a total of approximately 118 million shares of the Company’s common stock are outstanding and held by approximately 61 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company sold 6,490,379 shares of the Company’s common stock to Aspire Capital during the fiscal year ended June 30, 2015, for total proceeds of $16,140,019. The Company also issued 160,000 shares of common stock to Aspire Capital as a commitment fee in connection with entry into the common stock purchase agreement in March 2015. The Company received no proceeds from the issuance of these commitment shares to Aspire Capital. The issuance of the commitment shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the common stock purchase agreement is exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

(Rounded to nearest thousand, except for shares and per share data):

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FIVE YEARS ENDED JUNE 30

	2015	2014	2013	2012	2011

Revenues	$-	$-	$-	$-	$-
Net loss	$(13,145,000)	$(8,247,000)	$(3,224,000)	$(4,894,000)	$(5,938,000)
Net loss attributable to common stockholders (a)	$(13,145,000)	$(10,227,000)	$(3,436,000)	$(4,960,000)	$(5,938,000)
Basic and diluted loss per common share
-Basic	$(0.11)	$(0.10)	$(0.04)	$(0.06)	$(0.06)
-Diluted	$(0.11)	$(0.10)	$(0.04)	$(0.06)	$(0.06)
Weighted average common shares outstanding	115,087,368	105,044,985	94,980,552	90,159,045	90,300,957

CONSOLIDATED BALANCE SHEET DATA
AS OF JUNE 30,

	2015	2014	2013	2012	2011

Total assets	$14,319,000	$10,852,000	$2,970,000	$28,000	$313,000
Total debt	$7,295,000	$9,646,000	$8,140,000	$7,654,000	$7,601,000
Total equity	$7,024,000	$1,206,000	$(5,170,000)	$(7,626,000)	$(7,288,000)

_______________

(a) Net loss attributable to common stockholders represents our net loss plus deemed dividends. Other than deemed dividends of $1,980,000, $212,000 and $66,000 in fiscal year 2014, 2013 and 2012, respectively, the net loss attributable to common stockholders was equal to our net loss in fiscal years 2015 and 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by Cellceutix, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading "Item 1A. Risk Factors" under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2015 refers to the fiscal year ended June 30, 2015.

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

The Company had applied to list our common stock on the NASDAQ Capital Market. The application is pending as we must meet eligibility based on Cellceutix common stock share price. Eligible share prices can range from $2-$4 depending on other NASDAQ listing requirements.

Below is a list of our wholly-owned proprietary clinical programs and their stage in the drug development process:

	Proprietary Program	Indication	Clinical Status

1.	Kevetrin	Inhibitor for Solid Tumors	Phase 1
2.	Prurisol	Psoriasis	Phase 2
3.	Brilacidin	ABSSSI	Phase 2 Completed
4.	Brilacidin - OM	Oral Mucositis	Phase 2

Active Programs in Clinical Development

Kevetrin

Kevetrin, our anti-cancer compound, is being studied in a Phase 1 trial at Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center. The clinical trial is evaluating the safety and potential efficacy of Kevetrin in patients with advanced-stage solid tumors of various types. The primary endpoints for the study are safety, determining the maximum tolerated dose and establishing the dose for a future Phase 2 clinical trials.

The study is near completion at the Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center, as we are presently enrolling the final cohort of the Phase 1 study. We believe we have reached the maximum tolerated dose (MTD), but with no dose limiting toxicities in this cohort. Exposure to Kevetrin as measured by plasma concentrations have been achieved which are greater than concentrations shown to induce apoptosis in non-clinical studies. The final cohort evaluates at least 6 patients, as is typical for a Phase 1 study of this type.

While the trial is primarily to evaluate safety of repeated cycles of Kevetrin, it is encouraging that some patients have had stabilization of tumor status during treatment. Further, Kevetrin appears to be having the expected effects on p53 in a number of the patients treated, as measured by increases in the levels of the downstream protein p21 biomarker.

Kevetrin was granted FDA Orphan Drug Designation for the treatment of ovarian cancer. Presently, the Company is drafting a study protocol for a Phase 2/3 clinical trial on ovarian cancers.

In August 2015 an application was submitted to the FDA requesting a Rare Disease Designation for Kevetrin for the treatment of pediatric retinoblastoma.

In 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. At the conclusion of the Phase 1 study we will engage in discussions with the hospital as to the logistics and costs, net of grants, to move this project forward into Phase 2 studies of renal cell carcinomas.

The University of Bologna in Italy (the “University”) and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) plan on testing Kevetrin against Acute Myelogenous Leukemia (AML). The study proposed is a Phase 2 trial evaluating Kevetrin as a single agent or in combination with cytarabine in patients with Acute Myelogenous Leukemia (AML). Over 100 patients are expected to be enrolled in the trial. The protocol was submitted in May 2015 by the principal investigator to the institutional committee. There have been delays in communication due to the summer schedules in Italy. We are awaiting comments on the protocol and only then can have a clearer picture of the timing of the study. This is an important trial for Kevetrin as these AML patients will be receiving Kevetrin on multiple consecutive days, which we believe will increase p53 activity. The primary objective of this trial is to evaluate the rate of complete remission of AML in patients receiving Kevetrin alone or in combination with cytarabine. We believe that if the trial shows clinical activity of Kevetrin or Kevetrin plus cytarabine in the treatment of AML, a disease that the American Cancer Society estimates accounts for 20,830 new cases and 10,460 deaths annually in the United States, we will see a substantial rise in interest in Kevetrin for potential use in leukemias; however, there can be no guarantee that the trials will proceed on time or will yield positive results. In June 2013, we signed a Material Transfer Agreement with the University of Texas, MD Anderson Cancer Center. MD Anderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of Kevetrin in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. The National Cancer Institute estimates that more than 24,000 individuals will be diagnosed with myeloma in the United States in 2014, and more than 11,000 will die from this disease. They also wish to study our other cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today’s FDA-approved chemotherapies. MD Anderson is covering the expenses of the research, with Cellceutix only supplying the drugs.

Prurisol – Plaque Psoriasis

In August 2015, we commenced a Phase 2 trial of Prurisol for the treatment of plaque psoriasis. Patient recruitment is underway. We are developing Prurisol under FDA guidance that a 505(b)(2) drug approval pathway is an acceptable pathway for its development. This offers the benefits of a faster development process. Prurisol was eligible because its active moiety of abacavir is the same as that of the marketed drug ZiagenÒ (abacavir sulfate). A murine xenograft model with human psoriatic tissue has shown robust activity of Prurisol in resolution of all signs of psoriasis without reoccurrence. Given that psoriasis is a chronic condition with limited effective therapies that the National Psoriasis Foundation lists as affecting 125 million people worldwide, we see a tremendous market opportunity for an effective new oral treatment. We expect enrollment in this study to be completed during 2015.

Brilacidin - Acute Bacterial Skin and Skin Structure Infections (ABSSSI)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of infections, including Acute Bacterial Skin and Skin Structure Infections (“ABSSSI”), caused by drug-sensitive or drug-resistant strains of Staphylococcus aureus, including Methicillin-Resistant Staphylococcus aureus (MRSA), and by other Gram-positive bacteria.

The Phase 2b trial entitled “A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” completed enrollment in August 2014. On October 23, 2014, we announced positive top-line efficacy data from this Phase 2b ABSSSI trial, and on January 5, 2015, we reported the corresponding 95% confidence intervals. In April 2015, safety and efficacy results from this 215-patient study of brilacidin in patients with ABSSSI, were presented at the 25th European Congress of Clinical Microbiology and Infectious Diseases (ECCMID).

In July 2015, at an End-of-Phase 2 Meeting, Cellceutix and FDA discussed data supporting advancement into Phase 3, as well as the basic elements of a brilacidin Phase 3 program in ABSSSI. This the first Host Defense Protein (HDP) mimic to advance through Phase 2. Because HDP mimics, such as brilacidin, represent an entirely new class of antibiotics, there is no potential cross-resistance with currently marketed antibiotics, and due to its unique mechanism of action, resistance to brilacidin is unlikely to develop. For this and other reasons, such as its high activity against methicillin-resistant Staphylococcus aureus (a leading cause of ABSSSI) brilacidin received designation as a Qualified Infectious Disease Product (QIDP) in November 2014. The QIDP designation was established as part of the Generating Antibiotic Incentives Now (GAIN) Act, passed by the U.S. Congress in July 2012, for the purpose of encouraging pharmaceutical companies to develop new antimicrobial drugs to treat serious and life-threatening infections. Receiving QIDP designation means that Brilacidin is now eligible for additional FDA incentives in the approval and marketing path, including Fast Track designation and Priority Review for development and a five-year extension of market exclusivity.

The Phase 3 ABSSSI program would include two Phase 3 ABSSSI studies, as required by FDA Guidance (October 2013). In addition, the first study would include an interim analysis after a portion of the patients has been enrolled. This would provide an early assessment of both safety and efficacy. As part of the agreement, the Company would submit a Pediatric Study Plan (PSP) within 60 days of the End-of-Phase 2 Meeting. The Company is currently evaluating potential Contract Research Organizations (CROs) and clinical sites for the global Phase 3 program.

Brilacidin for Oral Mucositis (OM)

In animal models of oral mucositis induced by chemoradiation, topically applied Brilacidin was shown to significantly reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo. Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies. We believe that the combination of these attributes contributed to the efficacy of Brilacidin in these animal studies. In December 2013, the Company filed an application with the U.S. Food and Drug Administration requesting Orphan Drug designation for Brilacidin as a drug candidate for the prevention of oral mucositis in patients with head and neck cancer undergoing chemoradiation treatment. The FDA advised the Company that the data indicate that Brilacidin could not only treat patients to prevent and/or lessen the severity radiation-induced OM but potentially also be efficacious in patients with chemotherapy-induced OM. Therefore the target population for Brilacidin-OM would exceed the number of patients qualifying for orphan drug designation.

In September 2014, Cellceutix filed an IND (Investigative New Drug) application for a planned clinical trial titled “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”. On October 13, 2014 Cellceutix announced the acceptance of its IND (Investigational New Drug Application) by the FDA for the treatment of Oral Mucositis with Brilacidin.

In August 2015, Cellceutix announced the addition of two clinical sites for the Company’s ongoing Phase 2 clinical trial of Brilacidin-OM for the treatment and prevention of oral mucositis in patients with head and neck cancer, bringing the total number of sites in the study to date to five. Increasing patient access to the trial is important in the Company’s efforts to discover an effective, safe therapy for oral mucositis, and to prove the anti-inflammatory properties of Brilacidin in a clinical setting. Laboratory studies have shown Brilacidin to have both antibacterial and anti-inflammatory properties.

OM represents a great area of unmet medical need and is potentially a very important and valuable asset in the Brilacidin development pathway.

Brilacidin -- Ulcerative Proctitis/Colitis and Hidradenitis Suppurativa

We have also identified inflammatory gastrointestinal disease and hidradenitis suppurativa as indications for treatment with Brilacidin or our other HTP mimics. The Company will determine whether to advance these programs upon review of preliminary results in the oral mucositis trial.

Brilacidin for Topical Applications and Otic Infections and Related Formulation Work

Cellceutix is formulating and conducting preclinical experiments on topical Brilacidin for use in topical applications such as diabetic foot ulcer infections, and for ear-related infections, such as otitis externa or draining otitis media. We have put on hold formulation development for ophthalmic (eye) infections, including keratitis and conjunctivitis because of the difficulty of Brilacidin to pass cell barriers to the back of the eye. On July 14, 2014, the Company announced that a significant breakthrough had been made in the formulation of Brilacidin. Previously, Brilacidin was stored in a refrigerated state. The Company has now developed the formulation of Brilacidin to be stable at room temperature. However, further formulation work is still needed for each indication. Upon developing optimal formulations, the Company plans to advance these drugs into the clinic. The Company believes this work, though challenging, is very important.

Advancing the Platform and Developing Compounds with Activity Against Fungi

We have entered into a research collaboration with Fox Chase Chemical Diversity Center (FCCDC) which has led to an award in June 2014 of a Phase 2b Small Business Innovation Research (SBIR) grant from the National Institute of Allergy and Infectious Disease (NIAID). This $1.5 million dollar grant (over 2 years) will be directed into developing this technology platform on host defense protein (HDP) mimics (defensin-mimetics) and for treatment of disseminated fungal infections, particularly those caused by Candida species.

Developing Compounds with Activity Against Gram-Negative Bacteria

We are evaluating several host defense protein (HDP) mimics as novel antibiotic compounds, with activity against specific strains of Enterobacteriaceae, including multi-drug resistant Klebsiella pneumonia, and other Gram-negative pathogens such as Acinetobacter baumannii and Pseudomonas aeruginosa. In December 2014, Fox Chase Chemical Diversity Center received a 1-year extension on a subcontract from the University of Massachusetts (Amherst) under a UO1 National Institute of Health grant. The subcontract of $565,440 will be used to continue research on the development of our platform technology of host defense protein mimics (HDP mimics or defensin-mimetics) to combat serious and life-threatening infections caused by multi-drug resistant Gram-negative bacteria.

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

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively "CROs". These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Valuation of Equity Grants

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

Income Tax Valuation

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

Recently Issued Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our consolidated financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our Proprietary Programs. We expect that our general and administrative expenses will also increase in the future as we expand our business development, by adding employees, consultants, additional infrastructure and incurring other additional costs. Based upon our expected rate of expenditures over the next 12 months, we currently expect to have sufficient cash reserves and financing available to us to meet all of our anticipated obligations through our fiscal year end of June 30, 2016.

Revenue

We generated no revenue and incurred operating expenses of $12.96 million, 8.04 million and $2.98 million for the years ended June 30, 2015, 2014 and 2013, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	For the Years Ended June 30,			Change		Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$	%	$	%

Clinical studies and development research	$7,897,000	$4,815,000	$1,135,000	3,082,000	64%	3,680,000	324%
Stock-based compensation - consultants	55,000	389,000	-	(334,000)	-86%	389,000	0
Officers' payroll and payroll tax expenses related to R&D department	876,000	413,000	375,000	463,000	112%	38,000	10%
Employees payroll and payroll tax expenses related to R&D department	969,000	438,000	-	531,000	197%	438,000	0
Stock-based compensation - COO	230,000	-	-	230,000	n/a	-	n/a
Stock-based compensation - employees	103,000	-	-	103,000	n/a	-	n/a
Depreciation and amortization Expenses	401,000	289,000	-	112,000	39%	289,000	0

Total	$10,531,000	$6,344,000	$1,510,000	4,187,000	66%	4,834,000	320%

Fiscal 2015 compared to Fiscal 2014 – Research and development expenses for proprietary programs increased during fiscal 2015 primarily due to higher spending on our ABSSSI Trial, Brilacidin Trial and Oral Mucositis Trial programs. In addition, the increase in officers’ payroll was primarily due to an increase in the bonus of $250,000 paid to an officer at for fiscal 2015 and payroll paid to Dr. Alexander , our newly hired Chief Operations Officer (“COO”) on October 20, 2014. On August 3, 2015, Dr. Alexander resigned from his position as Chief Operating Officer of the Company. The Company agreed that Dr. Alexander will transition to a part-time consultant with the Company. The increase in employees’ payroll was also due to an increase in numbers of employees for our research and development department and year-end bonus.

Fiscal 2014 compared to Fiscal 2013 – Research and development expenses for proprietary programs increased during fiscal 2014 compared to fiscal 2013. The increase was the result of costs associated with the ABSSSI Trial, Brilacidin Trial and Kevetrin Related expenses. In addition, the increase in officers’ payroll was primarily due to a 10% increase in salary from the previous annual salary of $423,500 to one officer, to an annual salary of $465,850 for one officer, which expired on December 31, 2014. The increase in employees payroll was also due to an increase in numbers of employees for our research and development department and year end bonus.

Our research and development expenses for our proprietary programs include costs associated with our proprietary drug programs for costs related to preclinical and clinical trials, outsourced services and consulting, officers' payroll and payroll tax expenses, Other wages, payroll tax expenses and share-based compensation, depreciation and amortization Expenses. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on an individual program basis.

See Note 3 of the Notes to our Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information about our research and development expenses.

General and Administrative Expenses

General and administrative expenses consist mainly of compensation and associated fringe benefits not included in cost of research and development expenses for proprietary programs and include other management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses. Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the Years Ended June 30,			Change		Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$	%	$	%

Insurance Expense	$249,000	$107,000	$17,000	142,000	133%	90,000	529%
Patent expenses	102,000	154,000	29,000	(52,000)	-34%	125,000	431%
Rent and Utility Expense	273,000	198,000	11,000	75,000	38%	187,000	1700%
Other General and administrative expenses	553,000	413,000	342,000	140,000	34%	71,000	21%
Total	$1,177,000	$872,000	$399,000	305,000	35%	473,000	119%

Fiscal 2015 compared to Fiscal 2014 – General and administrative expenses increased during fiscal 2015 primarily related to increase in insurance expenses, rental expenses and travel, FDA and expenses incurred for meetings with our clinical trials vendors.

Fiscal 2014 compared to Fiscal 2013 – General and administrative expenses increased during fiscal 2014 primarily related to increase in insurance expenses, patent expenses and rental expenses, offset by a reduction in charitable contributions.

Officers' payroll and payroll tax expenses

Below is a summary of our officers' payroll and payroll tax expenses (rounded to nearest thousand):

	For the Years Ended June 30,			Change		Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ %		$ %

Officers' payroll and payroll tax expenses	$801,000	$505,000	$459,000	296,000	59%	46,000	10%

Fiscal 2015 compared to Fiscal 2014 – Officers' payroll and payroll tax expenses increased during fiscal 2015 primarily related to the bonus of $250,000 paid to an officer for fiscal year 2015.

Fiscal 2014 compared to Fiscal 2013 – Officers' payroll and payroll tax expenses increased during fiscal 2014 primarily related to a 10% increase in salary from fiscal 2013 (salary of $423,500), to a salary of $465,850 for fiscal 2014.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	For the Years Ended June 30,			Change		Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ %		$ %
Audit Fee, legal and professional fees	$447,000	$317,000	$615,000	130,000	41%	(298,000)	-48%

Fiscal 2015 compared to Fiscal 2014 – Professional fees increased during fiscal 2015 primarily related to increase in legal fees and other consulting services related to our Form S-3 filing, tax and SOX services.

Fiscal 2014 compared to Fiscal 2013 – Professional fees decreased during fiscal 2014 primarily related to decrease in consulting services - stock based compensation which was incurred in 2013.

Other Income (Expense)

Below is a summary of our other expense, net (rounded to nearest thousand):

	For the Years Ended June 30,			Change		Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$	%	$	%
Interest Income	$4,000	$1,000	$-	3,000	300%	1,000	0%
Sundry Income	9,000	-	-	9,000	0%	-	0%
Interest Expenses	(202,000)	(210,000)	(241,000)	8,000	-4%	31,000	-13%
Total	$(189,000)	$(209,000)	$(241,000)	20,000	10%	32,000	-13%

Fiscal 2015 compared to Fiscal 2014 – Other expense, net decreased slightly during fiscal 2015 primarily related to no interest on settlement costs paid in 2015, interest on settlement costs of $8,000 was paid in 2014. The interest expenses of $202,000 paid for the note payable – related party remained unchanged in 2015 and 2014 (see note 11).

Fiscal 2014 compared to Fiscal 2013 – Other expense, net decreased during fiscal 2014 primarily related to the interest on settlement costs decreased from $39,000 in 2013 to $8,000 paid in 2014. The interest expenses of $202,000 paid for the note payable – related party remained unchanged in 2014 and 2013 (see note 11).

Net Losses

We incurred net losses of $13.15 million, $8.25 million and $3.22 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively because of above mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements – Next 12 Months

As of June 30, 2015, we had approximately $8.4 million in cash and cash equivalents compared to $5.0 million as of June 30, 2014. We anticipate that future cash expenditures will be approximately $17.7 million over the next 12 months.

Management believes that our cash, cash equivalents and present financing arrangement with Aspire Capital as of June 30, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. This assessment is based on current estimates and assumptions regarding our clinical development program and business needs. Actual results could differ materially from this projection. Also, we may plan to raise additional funds through the sales of debt and/or equity securities as needed.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading "Risk Factors" in Part I Item 1A and elsewhere in this Annual Report on Form 10-K and in other reports we file with the SEC.

If we are unable to generate enough working capital from our current financing agreement with Aspire Capital when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

Aspire Capital Agreement and Other Equity Issuances

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, (“Aspire” or “Aspire Capital") an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the purchase agreement. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee.

From April 1, 2015 to June 30, 2015, the Company generated proceeds of approximately $295,000 under the common stock purchase agreement with Aspire from the sale 100,000 shares of its common stock. During all of fiscal 2015, the Company raised approximately $16.10 million in net cash proceeds from the sale of approximately 6.49 million shares of common stock to Aspire Capital, including amounts sold under the new common stock purchase agreement entered into on March 30, 2015. From July 1, 2015 through September 9, 2015, the Company issued 500,000 shares to Aspire Capital for proceeds of approximately $1.17million, following which approximately $28.53 million remained available for sale under the terms of the purchase agreement.

In fiscal 2014, we raised approximately $12.2 million in net cash proceeds, including $9.8 million in net proceeds from the sale of 5.7 million shares of our common stock to Aspire and $2.7 million from the exercise of warrants.

In fiscal 2013, we raised approximately $4.9 million in net cash proceeds, including $4.4 million in net proceeds from the sale of 2.7 million shares of our common stock to Aspire, $0.3 million from the sales of preferred stock and $0.46 million from the exercise of common stock options, offset by payment of settlement liabilities of $0.3 million.

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, registering up to $30 million of our common stock that have been or may be offered and sold to Aspire Capital from time to time, leaving $45 million available under the Company’s effective shelf registration statement.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2015, 2014 and 2013 (rounded to nearest thousand):

	Years Ended June 30,
	2015	2014	2013

Net cash used in operating activities	$(13,071,000)	$(7,510,000)	$(1,907,000)
Net cash used in investing activities	$(459,000)	$(2,650,000)	$(11,000)
Net cash provided by financing activities	$16,952,000	$12,193,000	$4,846,000
Net increase in cash and cash equivalents	$3,422,000	$2,033,000	$2,928,000

Our operating activities used cash of $13.07 million, $7.51 million and $1.91 million in 2015, 2014 and 2013, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

In 2015, our investing activities used cash of $0.46 million, including the purchases of property and equipment of $ 0.01 million and patents of $0.45 million. In 2014, our investing activities used cash of $2.65 million, including the purchases of property and equipment of $ 0.05 million and patents of $2.60 million. In 2013, our investing activities used cash of $0.01 million, including the purchases of patents of $0.01 million.

Our financing activities provided cash of $16.95 million, $12.19 million and $4.84 million in 2015, 2014 and 2013, respectively.

In 2015, we raised approximately $16.95 million in net cash proceeds, including $16.10 million in net proceeds from the sale of 6.49 million shares of our common stock and $0.85 million from the exercise of stock options and warrants.

In 2014, we raised approximately $12.19 million in net cash proceeds, including $9.77 million in net proceeds from the sale of 5.70 million shares of our common stock to Aspire and $2.70 million from the exercise of warrants, offset by payment of settlement liabilities of $0.28 million.

In 2013, we raised approximately $4.84 million in net cash proceeds, including $4.38 million in net proceeds from the sale of 2.71 million shares of our common stock to Aspire, $0.3 million from the sales of preferred stock and $0.46 million from the exercise of common stock options, offset by payment of settlement liabilities of $0.3 million.

Requirement for Additional Working Capital

The Company plans to incur expenses of approximately $17.7 million over the next twelve months, including approximately $11.0 million for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing approximately $5 million (as per current management’s budgets) of our remaining financing available with Aspire Capital. Management believes that the amounts available from Aspire and under the Company’s effective shelf registration statement will be sufficient to fund the Company’s operations for the next 12 months.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2015 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years

Lease obligations(1)	$692,000	$213,000	$426,000	$53,000	$-

Total	$692,000	$213,000	$426,000	$53,000	$-

________________

(1) The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,728. The Company will receive $900 per month from the sublease of 200 square feet of space to Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of our Company, which is not included in the table above.

(2) The Company has no contractual minimum commitments to Contract Research Organizations as of June 30, 2015. Services are billed to Cellceutix, when performed by the vendors.

Subsequent Events

Equity Transactions

From July 1, 2015 to September 9, 2015, the Company has generated additional proceeds of approximately $1,172,000 under the common stock purchase agreement with Aspire Capital from the sale 500,000 shares of its common stock.

Departure of Chief Operating Officer

On August 3, 2015, Dr. Alexander resigned from his position as Chief Operating Officer of the Company. Dr. Alexander transitioned to a part-time consultancy with the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data immediately following the signature page hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2015, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of external financial statements in accordance with generally accepted accounting principles.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

See Index to Financial Statements and Supplemental Data immediately following the signature page hereto.

(b) Exhibits

The exhibits, listed on the accompanying exhibit index that is set forth after the financial statements, are filed or furnished herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellceutix Corporation
(Registrant)

Date: September 11, 2015	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 11, 2015
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Krishna Menon	President and Director	September 11, 2015
Krishna Menon

/s/ Barry Schechter	Director	September 11, 2015
Barry Schechter

/s/ Zorik Spektor	Director	September 11, 2015
Zorik Spektor

/s/ Mark R. Tobin	Director	September 11, 2015
Mark R. Tobin

CELLCEUTIX CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements of Cellceutix Corporation
Consolidated Balance Sheets as of June 30, 2015 and June 30, 2014	F-3
Consolidated Statements of Operationsfor each of the three years ended June 30, 2015	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years ended June 30, 2015	F-5
Consolidated Statements of Cash Flows for each of the three years ended June 30, 2015	F-6
Notes to Consolidated Financial Statements	F-7 - F-30
Quarterly Financial Summary (unaudited)	F-31

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Cellceutix Corporation

Beverly, Massachusetts

We have audited the accompanying consolidated balance sheets of Cellceutix Corporation (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2015, 2014 and 2013. We also have audited Cellceutix Corporation's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cellceutix Corporation as of June 30, 2015 and 2014 and the results of their operations and cash flows for the years ended June 30, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Cellceutix Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

New York, New York

September 11, 2015

CELLCEUTIX CORPORATION

CONSOLIDATED BALANCE SHEETS AS AT JUNE 30, 2015 AND JUNE 30, 2014

(Rounded to nearest thousand except for per share data)

	June 30,	June 30,
	2015	2014
ASSETS
Current Assets:
Cash	$8,410,000	$4,988,000
Prepaid expenses and security deposits	347,000	568,000
Subscription receivable	12,000	-
Total Current Assets	8,769,000	5,556,000

Other Assets:
Patent costs - net	5,018,000	4,962,000
Property, plant and equipment -net	38,000	39,000
Deferred offering costs	494,000	295,000
Total Other Assets	5,550,000	5,296,000

Total Assets	$14,319,000	$10,852,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,686,000 and $1,708,000, respectively)	$1,838,000	$2,664,000
Accrued expenses - (including related party accruals of approx. $115,000 and $290,000, respectively)	593,000	336,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,777,000 and $3,181,000, respectively)	2,842,000	3,224,000
Note payable - related party	2,022,000	2,022,000
Redeemable Common Stock	-	1,400,000
Total Current Liabilities	7,295,000	9,646,000

Total Liabilities	7,295,000	9,646,000

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 117,763,508 and 109,787,129 issued and outstanding as of June 30, 2015 and 2014, respectively	12,000	11,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and 2014, respectively	-	-
Additional paid-in capital	48,177,000	29,215,000
Accumulated deficit	(41,165,000)	(28,020,000)
Total Stockholders' Equity	7,024,000	1,206,000

Total Liabilities and Stockholders' Equity	$14,319,000	$10,852,000

The accompanying notes are an integral part of these consolidated financial statements

CELLCEUTIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2015

(Rounded to nearest thousand except for shares and per share data)

	2015	2014	2013

Revenues	$-	$-	$-

Operating expenses:
Research and development expenses	10,531,000	6,344,000	1,510,000
General and administrative expenses	1,177,000	872,000	399,000
Officers' payroll and payroll tax expenses	801,000	505,000	459,000
Professional fees	447,000	317,000	615,000

Total operating expenses	12,956,000	8,038,000	2,983,000

Loss from operations	(12,956,000)	(8,038,000)	(2,983,000)

Other expenses
Interest income	4,000	1,000	-
Sundry income	9,000	-	-
Interest expense	(202,000)	(210,000)	(241,000)

Total other expenses	(189,000)	(209,000)	(241,000)

Loss before provision for income taxes	(13,145,000)	(8,247,000)	(3,224,000)
Provision for income taxes	-	-	-

Net loss	$(13,145,000)	$(8,247,000)	$(3,224,000)

Deemed dividends	-	(1,980,000)	(212,000)
Net loss attributable to common stockholders	$(13,145,000)	$(10,227,000)	$(3,436,000)

Basic and diluted loss per share attributable to common stockholders	$(0.11)	$(0.10)	$(0.04)

Weighted average number of common shares	115,087,368	105,044,985	94,980,552

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2015

(Rounded to nearest thousand, except for shares and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital		Treasury Stock
	Shares	Par Value $0.001	Shares	Par Value $0.0001		Accumulated Deficit	Shares	Amount	Total

Balance at June 30, 2012	-	-	94,968,905	$9,497	$9,229,000	$(16,337,000)	2,762,084	$(527,000)	$(7,626,000)
Issuance of stock options	-	-			217,000	-	-	-	217,000
Shares issued for services, at $0.59 to $1.78	-	-	130,000	14	97,000	-	-	-	97,000
Shares sold to Aspire from December 6, 2012 to June 30, 2013 at $0.89 to $1.97	-	-	2,712,208	271	4,382,000	-	-	-	4,382,000
Shares issued as commitment fee, December 6, 2012 at $0.89	-	-	336,625	34	300,000	-	-	-	300,000
Offering cost	-	-		-	(300,000)	-	-	-	(300,000)
Shares issued for charity donation, May 31, 2013 at $2.2	-	-	100,000	10	220,000	-	-	-	220,000
Exercise of stock options	-	-	2,255,000	225	278,000	-	-	-	278,000
Exercise of warrants	-	-	741,000	74	185,000	-	-	-	185,000
Issuance of preferred stock	30,000	30			300,000	-	-	-	300,000
Conversion of preferred stock to common stock	(30,000)	(30)	592,330	59	-	-	-	-	-
Cancellation of treasury stock	-	-	(1,380,000)	(138)	(252,000)	-	(1,380,000)	252,000
Deemed dividends	-	-			212,000	(212,000)			-
Net loss	-	-				(3,224,000)			(3,224,000)
Balance at June 30, 2013	-	-	100,456,068	$10,046	$14,868,000	$(19,773,000)	1,382,084	$(275,000)	$(5,171,000)

Shares issued for assets of Polymedix at $1.93, net of $1.4 million Redeemable Common Stock liability	-	-	1,400,000	140	1,302,000	-	-	-	1,302,000
Issuance of stock options	-	-			109,000	-	-	-	109,000
Exercise of warrants	-	-	3,148,084	315	2,700,000	-	-	-	2,700,000
Shares sold to Aspire under December 2012 Agreement at $1.66-$1.94	-	-	3,204,537	320	5,617,000	-	-	-	5,618,000
Shares issued to employees for year ended bonus at $1.85 for 5,000 shares and $1.6 for 60,000 shares	-	-	65,000	7	105,000	-	-	-	105,000
Shares sold to Aspire under October 2013 Agreement at $1.64-1.82	-	-	2,500,000	250	4,154,000	-	-	-	4,155,000
Shares issued for offering cost at $1.77	-	-	210,523	21	373,000	-	-	-	373,000
Offering cost	-	-			(77,000)	-	-	-	(77,000)
Shares issued to consultants at $1.64-$2.09	-	-	160,000	16	305,000	-	-	-	305,000
Exercise of options	-	-	25,000	2	5,000	-	-	-	5,000
Issuance of stock warrants	-	-			29,000	-	-	-	29,000
Cancellation of treasury stock	-	-	(1,382,083)	(138)	(275,000)	-	(1,382,084)	275,000	-
Deemed dividends of $1,979,706	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(8,247,000)	-	-	(8,247,000)
Balance at June 30, 2014	-	-	109,787,129	$10,979	$29,215,000	$(28,020,000)	-	-	1,206,000
						-	-	-
Shares sold to Aspire under Oct 2014 Agreement at $1.62-$4.21	-	-	6,390,379	639	15,845,000	-	-	-	15,846,000
Shares sold to Aspire under March 2015 Agreement at $2.95, net of financing cost $44,000	-	-	100,000	10	251,000	-	-	-	251,000
Offering cost	-	-	-	-	(299,000)	-	-	-	(299,000)
Expiration from Redeemable Common Stock liability	-	-	-	-	1,400,000	-	-	-	1,400,000
Exercise of warrants	-	-	941,000	94	756,000	-	-	-	756,000
Exercise of options	-	-	320,000	32	111,000	-	-	-	111,000
Shares issued to officer for bonus at $2.93	-	-	50,000	5	146,000	-	-	-	146,000
Stock options issued to employees for bonus at $2.93-$4.71	-	-	-	-	198,000	-	-	-	198,000
Shares issued to consultant for services at $2.56	-	-	15,000	2	38,000	-	-	-	38,000
Stock options issued to consultant for services	-	-			17,000	-	-	-	17,000
Shares issued as commitment fee, 3/30/2015 at $3.12	-	-	160,000	16	499,000	-	-	-	499,000
Net loss	-	-				(13,145,000)	-	-	(13,145,000)

Balance at June 30, 2015	-	-	117,763,508	$11,777	$48,177,000	$(41,165,000)	-	$-	$7,024,000

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2015

(Rounded to nearest thousand)

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,145,000)	$(8,247,000)	$(3,224,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	-	73,000	-
Common stock and stock options issued as
payment for services compensation, services
rendered and financing costs	400,000	548,000	299,000
Common stock issued as charitable contributions	-	-	220,000
Amortization of accrued settlement costs	-	-	39,000
Amortization of patent costs	394,000	285,000	1,000
Depreciation of equipment	10,000	4,000	-
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	221,000	(563,000)	(5,000)
Accounts payable	(826,000)	815,000	(117,000)
Accrued expenses	257,000	(218,000)	238,000
Accrued officers' salaries and payroll taxes	(382,000)	(207,000)	642,000

Net cash used in operating activities	(13,071,000)	(7,510,000)	(1,907,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	24,000	-
Additions to property, plant and equipment	(9,000)	(43,000)	-
Patent costs	(450,000)	(2,631,000)	(11,000)

Net cash used in investing activities	(459,000)	(2,650,000)	(11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	16,097,000	9,772,000	4,382,000
Sale of preferred stock	-	-	300,000
Payment of settlement liabilities	-	(284,000)	(300,000)
Exercise of stock options and warrants	855,000	2,705,000	464,000

Net cash provided by financing activities	16,952,000	12,193,000	4,846,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,422,000	$2,033,000	$2,928,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,988,000	2,955,000	27,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,410,000	$4,988,000	$2,955,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$366,000	$259,000	$223,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Cancellation of treasury stock	$-	$(275,000)	$(253,000)
Reclassification of warrants to equity feature on preferred stock	$-	$-	$53,000
Deemed dividend - warrants	$-	$1,980,000	$159,000
Shares issued as deferred offering costs	$499,000	$373,000	$300,000
Shares issued for acquisition of patent and equipment	$-	$2,702,000	$-
Redeemable common stock	$(1,400,000)	$1,400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2015

1. Basis of Presentation and Nature of Operations

Basis of Presentation

Cellceutix Corporation (“Cellceutix” or the “Company”) was incorporated as Econoshare, Inc. on August 1, 2005, in the State of Nevada. On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned corporation formed under the laws of the State of Delaware on June 20, 2007. Following the acquisition, the Company changed its name to Cellceutix Corporation. Cellceutix Corporation has no subsidiary since Cellceutix Pharma, Inc. was dissolved in 2014. The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date.

The Company’s Common Stock is quoted on the Over the Counter market (OTC), symbol “CTIX”. The Company’s application to list its common stock on the NASDAQ Capital Market is in process.

All amounts, where it is designated in these notes to the financial statements as an approximate amount, are rounded to the nearest thousand dollars.

Nature of Operations -Overview

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

2. Liquidity

At June 30, 2015, we had $8,410,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred during the three fiscal years ended June 30, 2015, 2014 and 2013, amounted to $13,145,000, $8,247,000 and $3,224,000, respectively and a working capital (deficit) of approximately $1,474,000 and $(4,090,000), respectively at June 30, 2015 and 2014.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of June 30, 2015, the available balance is $29.7 million.

The Company plans to incur expenses of approximately $17.7 million over the next twelve months, including approximately $11.0 for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

Management believes that the amounts available from Aspire and under the Company’s effective shelf registration statement will be sufficient to fund the Company’s operations for the next 12 months.

If we are unable to generate enough working capital from our current financing agreement with Aspire Capital when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through further reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2015 and 2014.

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

Intangible Assets – Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2015 and 2014, carrying value of patent was approximately $5,018,000 and $4,962,000, respectively. Amortization expense for the fiscal years ended June 30, 2015, 2014 and 2013, was approximately $394,000, $285,000 and $1,000, respectively.

As of June 30, 2015, the Company has expensed the costs associated with obtaining patents that have not yet developed products nor which have gained market acceptance and the Company has or will let these patents go abandoned. For the fiscal years ended June 30, 2015, 2014 and 2013, the Company has charged to operations approximately $102,000, $136,000, and $29,000, respectively as patent expenses included in general and administration expenses.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the fiscal years ended June 30, 2015, 2014 and 2013, no impairment expense was recorded.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the fiscal years ended June 30, 2015, 2014 and 2013, the Company incurred approximately $10,531,000, $6,344,000 and $1,510,000 of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits. Approximately $8.41 million is subject to credit risk at June 30, 2015. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively "CROs". These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Valuation of Equity Grants

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

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

The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2013 and forward years are still open for examination.

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2015, 2014 and 2013, because their effect is anti-dilutive (See note 12).

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

The components of stock based compensation related to stock options in the Company’s Statement of Operations for the fiscal years ended June 30, 2015, 2014 and 2013 are as follows (rounded to nearest thousand):

	June 30, 2015	June 30, 2014	June 30, 2013
Research and development expenses
Professional fees	$55,000	$389,000	$-
Employees’ bonus	103,000	-	-
Officers’ bonus	230,000	-	-

General and administrative expenses
Employees’ bonus	12,000	105,000	-
Consulting	-	54,000	299,000
Charitable contribution	-	-	220,000
Total share-based compensation expense	$400,000	$548,000	$519,000

Recent Accounting Pronouncements

Standards Issued Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” The ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016; the Company’s first quarter of fiscal 2018. Management is currently evaluating the impact of this standard on our consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, ASU No. 2014-16 clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting ASU No. 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. ASU No. 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

In June 2015, FASB issued ASU No. 2015-10, Technical Corrections and Updates . ASU No. 2015-10 is intended to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. ASU No. 2015-10 covers a wide range of topics in the Codification and is generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets – patents rights – Brilacidin, Delparantag and other related compounds	$4,706,000
Tangible assets - Laboratory equipment and computer systems	$96,000

These acquired tangible assets of $96,000 were expensed to research and development costs in September 2013.

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	June 30, 2015	June 30, 2014

Purchased Patent Rights– Brilacidin, and related compounds (note 4)	14	$4,082,000	$4,082,000
Purchased Patent Rights–Delparantag and related compounds (note 4)	12	480,000	480,000
Purchased Patent Rights–Anti-microbial- surfactants and related compounds (note 4)	12	144,000	144,000
Patents – Kevetrin and related compounds	17	992,000	542,000

		5,698,000	5,248,000
Less: Accumulated amortization		(680,000)	(286,000)
		$5,018,000	$4,962,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the fiscal years ended June 30, 2015, 2014 and 2013, was approximately $394,000, $285,000 and $1,000, respectively.

At June 30, 2015, the future amortization period for all patents was approximately 10.18 to 16.05 years. Future estimated annual amortization expenses are approximately $402,000 for each year from 2016 to 2025, $359,000 for the year 2026, $350,000 for the year 2027, $112,000 for the year 2028, $58,000 for the year 2029 to year 2031 and $3,000 for year 2032.

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	June 30, 2015	June 30, 2014

Testing equipment	$52,000	$43,000
Less: Accumulated depreciation	(14,000)	(4,000)
	$38,000	$39,000

Depreciation expense for the fiscal years ended June 30, 2015, 2014 and 2013 was approximately $10,000, $4,000 and $0, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2015	June 30, 2014

Accrued research and development consulting fees	$478,000	$46,000
Accrued rent (Note 10) – related parties	42,000	53,000
Accrued interest – related parties	73,000	237,000

Total	$593,000	$336,000

8. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2015	June 30, 2014

Accrued salaries – related parties	$2,647,000	$3,032,000
Accrued payroll taxes – related parties	130,000	149,000
Withholding tax – related parties	-	29,000
Withholding tax	65,000	14,000
Total	$2,842,000	$3,224,000

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary of $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. On January 1, 2014 the Board approved the extension of the employment agreements for a one year period with a 10% increase in salary from the calendar year 2013 annual salary of $423,500, to an annual salary of $465,850, which expired on December 31, 2014. Until a new employment is agreed to, we will continue salaries at this rate per annum.

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of the Company for the term of one year effective October 27, 2014. Commencing on October 20, 2014 and ending on the six month anniversary of the effective date (the "Six Month Anniversary"), the Company shall pay Dr. Alexander at the per annum rate of $350,000. Commencing on the Six Month Anniversary and ending on the one year anniversary of the effective date (the "One Year Anniversary"), the Company shall pay the Executive at the per annum rate of $400,000. On August 3, 2015, Dr. Alexander resigned from his position as Chief Operating Officer of the Company. Dr. Alexander transitioned to a part-time consultancy with the Company.

9. Commitments and Contingencies

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

As of June 30, 2015, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2016	$213,000
2017	213,000
2018	213,000
2019	53,000

Total minimum payments	$692,000

Rent expense, net of lease income, under this operating lease agreement was approximately $207,000, $162,000 and $11,000 for the years ended June 30, 2015, 2013 and 2012, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 10. Related Party Transactions.

Contractual Commitments

The Company has no contractual minimum commitments to Contract Research Organizations as of June 30, 2015. Services are billed to Cellceutix, when performed by the vendors.

10. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from Kard. For the years ended June 30, 2015, 2014 and 2013, the Company has included approximately $0, $1,800 and $10,800 of rent expense paid to KARD in general and administrative expenses, respectively. At June 30, 2015 and June 30, 2014, rent payables to KARD of approximately $42,000 and $53,000, respectively, were included in accrued expenses.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month , the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of $20,000 to Cellceutix from September 1, 2013 to June 30, 2015 and the rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At June 30, 2015 and June 30, 2014, the accrued research and development expenses to KARD was approximately $1,686,000 and this amount was included in accounts payable. The Company repaid $200,000 to KARD in July, 2015.

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

At June 30, 2015 and June 30, 2014, approximately $73,000 and $237,000 was accrued as interest expense on this note.

At June 30, 2015 and June 30, 2014, principal balances of the demand note was approximately $2,022,000.

12. Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended June 30,
	2015	2014	2013

Weighted average shares outstanding-basic	115,087,368	105,044,985	94,980,552
Dilutive options and restricted stock	-	-	-
Weighted average shares outstanding-diluted	115,087,368	105,044,985	94,980,552

Antidilutive securities not included:
Options	42,953,318	43,485,670	43,774,022
Warrants	1,507,000	2,448,000	5,571,084
	44,460,318	45,933,670	49,345,106

13. Stock Options and Warrants

Consulting Agreement

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock. Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000. The monthly fee was increased to $6,000 beginning in November 2012. The remainder of the agreement remains unchanged. Through June 30, 2013, the Consultant had been awarded a total of 480,000 options to purchase common stock valued at inception approximately $284,000 to be vested over one year from date of issuance. Effective April 1, 2013, the consulting agreement was terminated and the consultant was employed as an employee. For the fiscal years ended June 30, 2015, June 30, 2014 and 2013, the Company has expensed $0, $54,000 and $217,000, respectively, to professional fees expense, related to these options and remeasurement.

Stock Options

The fair value of options granted for the years ended June 30, 2015, 2014 and 2013 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30
	2015	2014	2013
Expected term (in years)	3	3-5	5-10
Expected stock price volatility	62.79% to 65.84%	91.25% – 124.94%	133.51% – 137.33%
Risk-free interest rate	0.76% to 1.19%	0.9% – 1.98%	0.55% – 1.98%
Expected dividend yield	0	0	0

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

On April 1, 2014 the Board of Directors approved a stock option grant, for services rendered from January 7, 2014 to July 6, 2014, to a consultant to purchase 40,000 shares of common stock exercisable at $1.64 per share. The option was vested on April 1, 2014,the option life is 5 years and will expire on March 31, 2019. In addition, the Company will pay the consultant $20,000 per month during the six month period from January 7, 2014 to July 6, 2014. The total value of this 40,000 shares of stock option was $55,396 and charged to additional paid-in capital on April 1, 2014. The assumptions we used in the Black Scholes option-pricing model were disclosed as above.

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

On May 12, 2015, the Company issued 15,000 options to a consultant for his one year contract and exercisable for 3 years at $2.56 per share of common stock. The total value of these 15,000 shares of stock option was approximately $17,000 and we recognized approximately $17,000 of stock based compensation costs and charged to additional paid-in capital as of June 30, 2015. The assumptions we used in the Black Scholes option-pricing model were disclosed as above.

The Company recognized approximately $400,000, $548,000 and $519,000 of stock based compensation costs related to stock and stock options awards for the years ended June 30, 2015, 2014 and 2013, respectively.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2012	41,277,500	$0.14	8.46	$21,186,000

Granted	120,000	1.09
Exercised	(2,255,000)	0.12
Forfeited/expired	-	-	-	-

Outstanding at June 30, 2013	39,142,500	$0.14	7.47	$64,169,000

Granted	40,000	1.64
Exercised	(25,000)	0.20
Forfeited/expired	(150,000)	0.23
Outstanding at June 30, 2014	39,007,500	$0.14	6.50	$59,613,000

Granted	155,000	3.75
Exercised	(320,000)	0.35
Forfeited/expired	(80,000)	0.38
Outstanding at June 30, 2015	38,762,500	$0.15	5.54	$94,217,650

Exercisable at June 30, 2015	38,712,500	$0.15	5.54	$94,217,650

Exercise of options

During the year ended June 30, 2013, the Company received an aggregate of $278,450 in total for the exercise of 2,255,000 options at a price from $0.10 to $0.25 (See at Note 14 Equity Transactions).

On March 18, 2014, the Company received an aggregate of $5,000 in total of the exercise of 25,000 Common Stock options at $0.20 per share (See Note 14 Equity Transactions).

During the year ended June 30, 2015, the Company received an aggregate of $99,600 in total and recorded subscription receivable of $12,400 for the exercise of 320,000 options at a price from $0.20 to $0.47 (See at Note 14 Equity Transactions).

Stock Warrants

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

On January 23, 2014, the Company issued 25,000 shares of restricted common stock and 25,000 common share purchase warrants exercisable at $1.79 a share to one consultant. The shares will be vested on March 31, 2014, valued at approximately $45,000 and the option life is three years and valued at approximately $29,000.

For the fiscal year ended June 30, 2015

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

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2012	5,719,754	$0.87	2.02	$475,000
Granted	592,330	0.51	4.17	-
Exercised	(741,000)	0.25	-	-
Forfeited/expired	-	-	-	-

Outstanding at June 30, 2013	5,571,084	$0.92	1.43	$4,794,000
Extended	2,223,000	1.00	1.50	-
Granted	25,000	1.79	2.57	-
Exercised	(3,148,084)	1.00	-	-
Expired	(2,223,000)	1.00	-	-

Outstanding at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000
Extended	-	-	-	-
Granted	-	-	-	-
Exercised	(941,000)	0.80	-	-
Expired	-	-	-	-

Outstanding at June 30, 2015	1,507,000	1.14	0.52	$2,156,310

Exercisable at June 30, 2015	1,507,000	1.14	0.52	$2,156,310

14. Equity Transactions

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

For the fiscal year ended June 30, 2015

(1) Issuance of Common Stock for Cash

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – - (“New Agreement’ or “October 2013 Agreement”) -For the period from October 25, 2013 to March 31, 2015,

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 for these 210,523 shares was fully amortized as the aggregate of $20,000,000 of our shares of Class A Common Stock was completed in March, 2015. The amortized amount of $94,000 and $295,000 was debited to additional paid-in capital for the three months and nine months ended March 31, 2015.

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

(3) Issuance of Common Stock by Exercise of Common Stock Options

The Board of Directors approved the exercise of 320,000 Common Stock options at a range of $0.20 – $0.45 per share for $112,000 during the year ended June 30, 2015.

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

On May 12, 2015, the Company issued 15,000 shares of restricted Class A common shares, par value $.0001 and 15,000 options, to a consultant for services rendered. The shares were granted on May 12, 2015 and vested on May 31, 2015. The shares were valued at $38,400 which were charged to additional paid-in capital as of June 30, 2015. The Company recognized approximately $55,000 of stock based compensation costs related to stock and the stock option issued to this consultant for the year ended June 30, 2015.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $29,666,000 at June 30, 2015. The loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the potential limitation and the Company’s historical losses, the Company has placed a full valuation allowance. The valuation allowance increased by approximate $5,709,000 at June 30, 2015, $3,619,000 at June 30, 2014 and $1,359,000 at June 30, 2013.

The income tax provision benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

	June 30, 2015	June 30, 2014	June 30, 2013
Book income at federal statutory rate	34.00%	34.00%	34.00%
State income tax, net of federal tax benefit	5.31%	5.33%	5.51%
Change in valuation allowance	(43.43)%	(43.87)%	(42.15)%
Research and development credit	8.01%	7.69%	4.68%
Permanent difference	(2.72)%	(2.62)%	(1.59)%
Others - net	(1.17)%	(0.53)%	(0.45)%
Total	0.00%	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the years ended June 30, 2015 and 2014. The components of deferred tax assets as of June 30, 2015 and 2014 are as follows (rounded to nearest thousand):

	June 30, 2015	June 30, 2014
Deferred tax (liability) asset:
Net operating loss carry forwards	$11,799,000	$6,839,000
Accrued payroll	1,105,000	1,265,000
Stock compensation	1,633,000	1,567,000
Research and development credit	1,777,000	936,000
Other	166,000	164,000
	$16,480,000	$10,771,000
Valuation allowance	(16,480,000)	(10,771,000)
Total deferred taxes	$-	$-

16. Subsequent Events

Equity Transactions

From July 1, 2015 to September 9, 2015, the Company has generated additional proceeds of approximately $1,172,000 under the Common Stock Purchase Agreement with Aspire from the sale 500,000 shares of its common stock.

Departure of Chief Operating Officer

On August 3, 2015, Dr. Alexander resigned from his position as Chief Operating Officer of the Company. Dr. Alexander transitioned to a part-time consultant with the Company.

17. Selected Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended June 30, 2015 and 2014 is as follows (rounded to nearest thousand, except for shares):

	Years Ended June 30, 2015
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2015	2015	2015	2015	2015

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(4,395,000)	$(2,754,000)	$(2,895,000)	$(3,101,000)	$(13,145,000)
Net loss attributable to common stockholders (a)	$(4,395,000)	$(2,754,000)	$(2,895,000)	$(3,101,000)	$(13,145,000)
Loss per share attributable to common stockholders
-Basic	$(0.04)	$(0.02)	$(0.02)	$(0.02)	$(0.11)
-Diluted	$(0.04)	$(0.02)	$(0.02)	$(0.02)	$(0.11)
Weighted average number of common shares	111,121,912	114,716,009	116,885,350	117,693,617	115,087,368

	Years Ended June 30, 2014
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2014	2014	2014	2014	2014

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(977,000)	$(1,597,000)	$(2,333,000)	$(3,340,000)	$(8,247,000)
Net loss attributable to common stockholders (a)	$(977,000)	$(3,577,000)	$(2,333,000)	$(3,340,000)	$(10,227,000)
Loss per share attributable to common stockholders
-Basic	$(0.01)	$(0.03)	$(0.02)	$(0.03)	$(0.10)
-Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)	$(0.10)
Weighted average number of common shares	100,678,604	104,640,788	106,542,850	108,386,580	105,044,985

_________

(a) Net loss attributable to common stockholders represents our net loss plus deemed dividends. Other than deemed dividends of $1,980,000 in quarter 2 of 2014, the net loss attributable to common stockholders was equal to our net loss for all other periods presented.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
2.1	Asset Purchase Agreement dated July 26, 2013 for the purchase of assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K on Form 8-K of the Company filed on September 9, 2013
2.2	First Amendment to Asset Purchase agreement dated August 30, 2013 and completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 9, 2013
3.1	Articles of Incorporation of Cellceutix Corporation	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed December 12, 2007
3.2	By-laws of Cellceutix Corporation	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed December 12, 2007
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by US Court to Cellceutix	Exhibit 10 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013
10.2

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by US Court to Cellceutix

Exhibit 10 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania , Assigned by US Court to Cellceutix	Exhibit 10 to the Form 10- K for the year ended June 30, 2013 filed on September 30, 2013
10.4	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10- K for the year ended June 30, 2010 filed on March 8, 2011
10.5	Cellceutix Corporation 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.6	Common Stock Purchase Agreement, dated as of March 30, 2015, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 31, 2015
10.7	Registration Rights Agreement, dated as of March 30, 2015 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 31, 2015
10.8	Material Transfer Agreement With Beth Israel Deaconess	Exhibit 10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.9	Lease between Cellceutix Corporation and Cummings Properties	Exhibit 10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.10	Agreement dated August 28, 2014 between Cellceutix Corporation and Aruda, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.11	Amendment among Cellceutix Corporation, Wayne Aruda and Aruda Inc.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.12	Assignment Agreement between Cellceutix Corporation and Dr. Krishna Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014
23.1	Consent of Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Chairman of the Board and President Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Chairman of the Board and President Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes

Filed herewith

