Form 10-Q
period 2015-12-31
Cellceutix CORP
filed 2016-02-08
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of February 3, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	119,930,536
Common Stock Class B, $0.0001 par value	None

CELLCEUTIX CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to nearest thousand except for per share data)

	December 31,	June 30,
	2015	2015
	Unaudited
ASSETS
Current Assets:
Cash	$6,183,000	$8,410,000
Prepaid expenses and other current assets	174,000	347,000
Subscription receivable	25,000	12,000
Total Current Assets	6,382,000	8,769,000

Other Assets:
Patent costs - net	5,031,000	5,018,000
Property, plant and equipment -net	32,000	38,000
Deferred offering costs	451,000	494,000
Total Other Assets	5,514,000	5,550,000

Total Assets	$11,896,000	$14,319,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,486,000 and $1,686,000, respectively)	$2,096,000	$1,838,000
Accrued expenses - (including related party accruals of approx. $182,000 and $115,000, respectively)	685,000	593,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,777,000 and $2,777,000, respectively)	2,839,000	2,842,000
Note payable - related party	2,022,000	2,022,000
Total Current Liabilities	7,642,000	7,295,000

Total Liabilities	7,642,000	7,295,000

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 119,330,536 and 117,763,508 issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	12,000	12,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	-	-
Additional paid-in capital	51,307,000	48,177,000
Accumulated deficit	(47,065,000)	(41,165,000)
Total Stockholders' Equity	4,254,000	7,024,000

Total Liabilities and Stockholders' Equity	$11,896,000	$14,319,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	2,130,000	1,943,000	3,961,000	5,798,000
General and administrative expenses	352,000	245,000	691,000	474,000
Officers' payroll and payroll tax expenses	130,000	412,000	260,000	542,000
Professional fees	662,000	105,000	889,000	244,000

Total operating expenses	3,274,000	2,705,000	5,801,000	7,058,000

Loss from operations	(3,274,000)	(2,705,000)	(5,801,000)	(7,058,000)

Other expenses
Interest income	1,000	1,000	2,000	2,000
Interest expense	(50,000)	(50,000)	(101,000)	(101,000)
Sundry income	-	-	-	9,000
Total other expenses	(49,000)	(49,000)	(99,000)	(90,000)

Loss before provision for income taxes	(3,323,000)	(2,754,000)	(5,900,000)	(7,148,000)
Provision for income taxes	-	-	-	-

Net loss	$(3,323,000)	$(2,754,000)	$(5,900,000)	$(7,148,000)

Basic and diluted loss per share attributable to common stockholders	$(0.03)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of common shares	118,673,362	114,716,009	118,406,893	112,918,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

(Rounded to nearest thousand)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,900,000)	$(7,148,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for services and financing costs	530,000	307,000
Amortization of patent costs	204,000	197,000
Depreciation of equipment	5,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	172,000	470,000
Accounts payable	259,000	(580,000)
Accrued expenses	93,000	(132,000)
Accrued officers' salaries and payroll taxes	(3,000)	204,000

Net cash used in operating activities	(4,640,000)	(6,677,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	-	(9,000)
Patent costs	(217,000)	(386,000)

Net cash used in investing activities	(217,000)	(395,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	2,618,000	10,780,000
Exercise of stock options and warrants	12,000	773,000

Net cash provided by financing activities	2,630,000	11,553,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,227,000)	4,481,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,410,000	4,988,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,183,000	$9,469,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29,000	$336,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Redeemable common stock	$-	$(1,400,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Cellceutix Corporation.

Cellceutix Corporation was incorporated on August 1, 2005, in the State of Nevada. On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned corporation formed under the laws of the State of Delaware on June 20, 2007. Following the acquisition, the Company changed its name to Cellceutix Corporation. Cellceutix Corporation dissolved its subsidiary Cellceutix Pharma, Inc. in 2014. The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date.

The Company's Common Stock is quoted on the Over the Counter market (OTC), symbol "CTIX". The Company's application to list its common stock on the NASDAQ Capital Market remains in process.

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

2. Liquidity

At December 31, 2015, we had $6,183,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses for the six months ended December 31, 2015 and 2014, amounted to $5,900,000 and $7,148,000, respectively, and a working capital (deficit) of approximately $(1,260,000) and a working capital of $1,474,000, respectively at December 31, 2015 and June 30, 2015.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of December 31, 2015, the available balance is $27.1 million.

The Company plans to incur expenses of approximately $22 million over the next twelve months, including approximately $17 million for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 44.0 million shares and 44.6 million shares were excluded from the computation of diluted earnings (loss) per share for the three months and six months ended December 31, 2015 and 2014, respectively, because their effect is anti-dilutive.

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

The components of stock based compensation related to stock options in the Company's Statement of Operations for the three months and six months ended December 31, 2015 and 2014 are as follows (rounded to nearest thousand):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
General and administrative expenses
Professional fees	$432,000	$-	$432,000	$-
Employees' bonus	-	12,000	-	12,000

Research and development expenses
Professional fees	$-	$-	$78,000	$-
Employees' bonus	-	96,000	-	96,000
Officers' bonus	-	199,000	20,000	199,000

Total share-based compensation expense	$432,000	$307,000	$530,000	$307,000

Recent Accounting Pronouncements

Standards Issued Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). The ASU 2014-15 requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting after December 15, 2016; the Company's first quarter of fiscal 2018. Management is currently evaluating the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with a single comprehensive five-step principles based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company will apply this new guidance when it becomes effective and has not yet selected a transition method. The Company is currently evaluating the impact of adoption on its financial statements.

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	December 31, 2015	June 30, 2015

Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Delparantag and related compounds	12	480,000	480,000
Purchased Patent Rights – Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,209,000	992,000

		5,915,000	5,698,000
Less: Accumulated amortization		(884,000)	(680,000)

		$5,031,000	$5,018,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense was approximately $107,000 and $100,000, for the three months ended December 31, 2015 and 2014, respectively and was approximately $204,000, and $197,000 for the six months ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the future amortization period for all patents was approximately 9.68 years to 15.76 years. Future estimated annual amortization expenses are approximately $207,000 for the year ending June 30, 2016, $415,000 for each year from 2017 to 2025, $372,000 for the year ending June 30, 2026, $363,000 for the year ending June 30, 2027, $125,000 for the year ending June 30, 2028, $71,000 for the year ending June 30, 2029 to year 2031 and $18,000 for year ending June 30, 2032.

5. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2015	June 30, 2015

Accrued research and development consulting fees	$503,000	$478,000
Accrued rent (Note 8) – related parties	37,000	42,000
Accrued interest – related parties	145,000	73,000

Total	$685,000	$593,000

6. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2015	June 30, 2015

Accrued salaries – related parties	$2,647,000	$2,647,000
Accrued payroll taxes – related parties	130,000	130,000
Withholding tax	62,000	65,000

Total	$2,839,000	$2,842,000

7. Commitments and Contingencies

Lease Commitments

Operating Leases

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,728. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers and directors of the Company, have co-signed the lease and will sublease 200 square feet of space previously used by the Company and pay the Company $900 per month.

As of December 31, 2015, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2016	$106,000
2017	213,000
2018	213,000
2019	53,000

Total minimum payments	$585,000

Rent expense, net of lease income, under this operating lease agreement was approximately $50,000 and $55,000, for the three months ended December 31, 2015 and 2014, respectively and was approximately $101,000 and $106,000 for the six months ended December 31, 2015 and 2014, respectively.

Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 8. Related Party Transactions.

Contractual Commitments

The Company has no contractual minimum commitments to Contract Research Organizations as of December 31, 2015. Services are billed to Cellceutix, when performed by the vendors.

Litigation

A complaint entitled O'Connell v. Cellceutix Corp. et al. (No. 1:15-cv-07194) was filed in September 2015 by a law firm in the United States District Court for the Southern District of New York against the Company and its officers alleging that the defendants made materially false and misleading statements, and omitted materially adverse facts, about the Company's business, operations and prospects.The Company believes that the claims are without merit and intends to vigorously defend itself.

8. Related Party Transactions

Office Lease

Dr. Menon, one of the Company's principal shareholders, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific ("KARD"). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from KARD or pays rent to KARD.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the Company's offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc. ("Innovative Medical"), a company owned by Leo Ehrlich and Dr. Krishna Menon, officers and directors of Cellecutix, has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of approximately $3,000 and $6,000 to Cellceutix for both of the three months and six months ended December 31, 2015 and 2014, respectively, and the rental payment was offset with the accrued rent owed to KARD.

At December 31, 2015 and June 30, 2015, rent payable to KARD of approximately $37,000 and $42,000, respectively, were included in accrued expenses.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. The Company no longer uses KARD. During the six months ended December 31, 2015, the Company repaid $200,000 to KARD. At December 31, 2015 and June 30, 2015, the accrued research and development expenses to KARD was approximately $1,486,000 and $1,686,000, respectively and this amount was included in accounts payable.

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

On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan and agreed to change the interest rate on the outstanding balance of principal and interest of approximately $2,248,000, as of March 31, 2012, from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. The options are valid for ten (10) years from the date of issuance.

At December 31, 2015 and June 30, 2015, approximately $145,000 and $73,000 was accrued as interest expense on this note, respectively.

At December 31, 2015 and June 30, 2015, principal balances of the demand note was approximately $2,022,000.

10. Stock Options and Warrants

Stock Options

The fair value of options granted for the six months ended December 31, 2015 and 2014 was estimated on the date of grant using the Black-Scholes-Merton model that uses assumptions noted in the following table.

	Six Months Ended December 31,
	2015	2014

Expected term (in years)	3	3
Expected stock price volatility	56.52% to 65.76%	62.79% to 63.26%
Risk-free interest rate	1.04% to 1.16%	0.76% to 1.19%
Expected dividend yield	0	0

On April 5, 2009, the Board of Directors of the Company adopted the 2009 Stock Option Plan ("the 2009 Plan"). The 2009 Plan permits the grant of 2,000,000 shares of both Incentive Stock Options ("ISOs"), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

Under the 2010 Equity Incentive Plan adopted by the Board of Directors in December 2010, the total number of shares of common stock reserved and available for issuance under the 2010 Plan shall be 45,000,000 shares. Shares of common stock under the 2010 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The term of each stock option shall be fixed as provided, however, an Incentive Stock Option may be granted only within the ten-year period commencing from the effective date of the 2010 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an Incentive Stock Option granted to an optionee who, at the time of grant, owns common stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company).

On October 20, 2014, the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of Cellceutix Corporation for the term of one year effective October 27, 2014. Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company's Class A common stock as a sign-on bonus and 50,000 stock options to purchase shares of the Company's Class A common stock at $2.93 per share. The 25,000 stock options vested on July 27, 2015 and its option life of 3 years will expire on July 27, 2018. The remaining 25,000 stock options vested on October 27, 2015. Dr. William James Alexander resigned as the Chief Operations Officer on August 3, 2015 and continued working for the Company as a consultant.

On July 10, 2015, the Company issued 7,028 shares and 50,000 options to a consultant for his one year contract and exercisable for 3 years at $2.49 per share of common stock. The total value of these 50,000 options was approximately $60,000 and we recognized approximately $60,000 of stock based compensation costs and charged to additional paid-in capital as of December 31, 2015. The assumptions we used in the Black-Scholes-Merton model were disclosed as above.

On November 5, 2015, the Company issued 1 million stock options to a law firm for services, valued at approximately $432,000, based on the closing bid price as quoted on the OTC on November 5, 2015 at $1.36 per share. These options were issued with an exercise price of $1.70 and vested immediately, with a three year option term. These options have piggyback registration rights.

The Company recognized approximately $432,000 and $307,000 of stock based compensation costs related to stock and stock options awards for the three months ended December 31, 2015 and 2014, respectively. The Company recognized approximately $530,000 and $307,000 of stock based compensation costs related to stock and stock options awards for the six months ended December 31, 2015 and 2014, respectively.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	38,762,500	$0.15	5.54	$94,217,650

Granted	1,050,000	1.74	-	-
Exercised	(60,000)	$0.42	-	-
Forfeited/expired	(115,000)	$0.61	-	-
Outstanding at December 31, 2015	39,637,500	$0.19	5.00	$45,850,725

Exercisable at December 31, 2015	39,637,500	$0.19	5.00	$45,850,725

Exercise of options

During the three months ended December 31, 2015, the Company recorded subscription receivable of $8,000 for the exercise of 30,000 options at a price from $0.17 to $0.39 (See at Note 11 Equity Transactions).

During the three months ended September 30, 2015, the Company recorded subscription receivable of $17,400 for the exercise of 30,000 options at a price from $0.49 to $0.64 (See at Note 11 Equity Transactions).

Stock Warrants

For the six months ended December 31, 2015

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	1,507,000	1.14	0.52	$2,156,310
Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,482,000)	1.13	-	-

Outstanding at December 31, 2015	25,000	$1.79	1.06	$-

Exercisable at December 31, 2015	25,000	$1.79	1.06	$-

11. Equity Transactions

(1) Issuance of Common Stock for Cash

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – ("March 2015 Agreement")

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of approximately $48,000 was debited to additional paid-in capital. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $451,000 at December 31, 2015.

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company's prospectus filed as part of the Company's effective $75,000,000 shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

During the period from March 30, 2015 to December 31, 2015, the Company had completed sales to Aspire totaling 1,600,000 shares of common stock generating gross proceeds of approximately $2.9 million.

(2) Issuance of Common Stock by Exercise of Common Stock Options

The Board of Directors approved the exercise of 60,000 Common Stock options at a range of $0.17 to $0.64 per share for $25,400 during the six months ended December 31, 2015.

(3) Issuance of Common Stock to Consultants For Services

On July 10, 2015, the Company issued 7,028 Class A common shares to a consultant for service, valued at $17,500 based on the closing bid price as quoted on the OTC on July 10, 2015 at $2.49 per share.

12. Subsequent Events

From January 1, 2016 to February 3, 2016, the Company has generated additional proceeds of approximately $663,000 under the Common Stock Purchase Agreement with Aspire from the sale 600,000 shares of its common stock.

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

Presently the Phase 1 trial is active but not recruiting patients. We may continue the Phase 1 study while also requesting FDA permission to advance to a Phase 2 study. The purpose of continuing the Phase 1 is to further study Kevetrin's mode of action and its potential benefits to patients. The Phase 1 data was used to design the dosing regimen for the planned clinical study of patients with advanced ovarian carcinoma, subject to FDA guidance and authorization. To date, pharmacokinetic profiles found that the plasma half-life of Kevetrin is relatively short, supporting the projected administration of multiple infusions each week in the next study. The half-lives after the first dose and after the sixth dose do not differ appreciably. Longer durations of Kevetrin infusion have shown prolonged exposure to the drug. Prolonged exposure and high area-under-the-curve (AUC) may be desirable in therapy of solid tumors especially with Kevetrin since activation of cell death signaling requires multiple gene synthesis and the phase or phases of the tumor cell cycle most susceptible to the effect(s) of Kevetrin is not known.

Kevetrin was granted FDA Orphan Drug Designation for the treatment of ovarian cancer and pancreatic cancer.

Kevetrin was granted FDA Rare Disease Designation for Kevetrin for the treatment of pediatric retinoblastoma.

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

The University of Bologna in Italy (the "University") and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) after testing Kevetrin in preclinical studies, approached us to test Kevetrin in a clinical trial against Acute Myelogenous Leukemia (AML). The study proposed is a Phase 2 trial evaluating Kevetrin as a single agent or in combination with cytarabine in patients with Acute Myelogenous Leukemia (AML). The protocol was submitted in May 2015 by the principal investigator to the institutional committee. In October 2015, we were advised by the Principal Investigator that there are difficulties with the funding in Italy and asked whether we would be interested in contributing financially to the study. We have requested budgets and timelines to help us with the decision making process as we are interested in engaging in clinical trials for the use of Kevetrin in leukemias. In January 2016, we had discussions with the principal investigator and are awaiting further details.

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

Prurisol – Plaque Psoriasis

In August 2015, we commenced a Phase 2 trial of Prurisol, an orally administered small molecule for the treatment of plaque psoriasis. We are developing Prurisol under FDA guidance that a 505(b)(2) drug approval pathway is an acceptable pathway for its development. This offers the benefits of a faster development process. Prurisol was eligible because its active moiety of abacavir is the same as that of the marketed drug Ziagen® (abacavir sulfate). A murine xenograft model with human psoriatic tissue has shown robust activity of Prurisol in resolution of all signs of psoriasis without reoccurrence. Given that psoriasis is a chronic condition with limited effective therapies that the National Psoriasis Foundation lists as affecting 125 million people worldwide, we see a tremendous market opportunity for an effective new oral treatment. We have completed enrollment and expect topline data approximately May 2016.

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

The Company is now engaged in activities necessary for beginning the Phase 3 study. Manufacturing of Brilacidin has been completed and is presently undergoing quality control and stability testing.

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

Brilacidin -- Ulcerative Proctitis / Colitis and Hidradenitis Suppurativa

We have also identified inflammatory gastrointestinal disease (ulcerative proctitis) and inflammatory skin disease (hidradenitis suppurativa) as indications for treatment with Brilacidin or our other HDP mimics. The Company plans for a Phase 2 proof of concept trial for ulcerative proctitis to begin in March 2016.

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

Recently Issued Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our Condensed consolidated financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We expect that our general and administrative expenses will also increase in the future as we expand our business development, by adding employees, consultants, additional infrastructure and incurring other additional costs. Based upon our expected rate of expenditures over the next 12 months, we currently expect to have sufficient cash reserves and financing available to us to meet all of our anticipated obligations.

For the three months ended December 31, 2015 and 2014

Revenue

We generated no revenue and incurred operating expenses of $3.3 million and $2.7 million for the three months ended December 31, 2015 and 2014, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Three months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$	%

Clinical studies and development research	$1,615,000	$921,000	$694,000	75%
R&D- Officers' payroll and payroll tax expenses	106,000	401,000	(295,000)	-74%
R&D staff- Other wages, payroll tax expenses	299,000	223,000	76,000	-34%
Stock-based compensation	-	295,000	(295,000)	-100%
Depreciation and amortization Expenses	110,000	103,000	7,000	7%

Total	$2,130,000	$1,943,000	$187,000	10%

Research and development expenses for proprietary programs increased during the three months ended December 31, 2015 primarily due to more spending on our Brilacidin program.

The R&D- Officers' payroll and payroll tax expenses decreased during the three months ended December 31, 2015 was primarily related to the decrease in payroll paid to our Chief Operations Officer of $65,000 who joined in 2014 and resigned on August 8, 2015 and a decrease in the year-end bonuses of $225,000 to our executive officers in 2015.

The R&D staff- Other wages, payroll tax expenses decreased primarily related to the increases in wages and numbers of employees in our research and development department of $76,000.

The stock-based compensation decreased during the three months ended December 31, 2015 primarily due to the decrease in stock-based compensation to our Chief Operations Officer of $199,000 and the stock-based compensation to employee of $96,000.

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

Below is a summary of our general and administrative expenses for the three months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Three months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$	%

Advertising expenses	$21,000	$16,000	$5,000	31%
Insurance and health expense	128,000	33,000	95,000	288%
Rent and utility expense	64,000	67,000	(3,000)	-4%
Payroll expenses and payroll tax and stock based compensation	40,000	42,000	(2,000)	-5%
Other G&A	99,000	87,000	12,000	14%
Total	$352,000	$245,000	$107,000	44%

General and administrative expenses increased during the three months ended December 31 2015 primarily related to increases in Directors D&O insurance and employee health insurance expenses, rental expenses and travel expenses for meetings for our clinical trials and to the FDA, to further develop our compounds.

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the three months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Three months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$ %

Officers' payroll and payroll tax expenses and share-based compensation	$130,000	$412,000	$(282,000)	-68%

The Officers' payroll and payroll tax expenses decreased during the three months ended December 31, 2015 and 2014 primarily related to decrease in calendar year end bonus to officers in 2015.

Professional fees

Below is a summary of our Professional fees for the three months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Three months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$ %

Audit Fee, legal and professional fees	$662,000	$105,000	$557,000	530%

Professional fees increased during the three months ended December 31, 2015 primarily related to the 1 million stock options issued to a law firm for services, valued at approximately $432,000 on November 5, 2015 (see Note 10 in the accompanying Notes to Condensed Consolidated Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Three months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$	%

Interest Income	$1,000	$1,000	$-	-
Interest Expenses	(50,000)	(50,000)	-	-
Other Income (Expense), net	$(49,000)	$(49,000)	$-	-

There was no change in interest expenses paid to the note payable – related party (see Note 9 in the accompanying Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $3.3 million and $2.8 million for the three months ended December 31, 2015 and 2014, respectively because of above factors.

For the six months ended December 31, 2015 and 2014

Revenue

We generated no revenue and incurred operating expenses of $5.8 million and $7.1 million for the six months ended December 31, 2015 and 2014, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the six months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Six months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$	%

Clinical studies and development research	$2,837,000	$4,454,000	$(1,617,000)	-36%
R&D- Officers' payroll and payroll tax expenses	212,000	507,000	(295,000)	-58%
R&D staff- Other wages and payroll tax expenses	604,000	339,000	265,000	78%
Stock-based compensation	98,000	295,000	(197,000)	-67%
Depreciation and amortization Expenses	210,000	203,000	7,000	3%

Total	$3,961,000	$5,798,000	$(1,837,000)	-32%

Research and development expenses for proprietary programs decreased during the six months ended December 31, 2015 primarily due to lower spending on our ABSSSI program which trial was completed in early 2015.

The Officers' payroll and payroll tax expenses decreased during the six months ended December 31, 2015 primarily related to the decrease in payroll paid to our Chief Operations Officer of $65,000 who joined in 2014 and resigned on August 8, 2015 and a decrease in year-end bonus of $225,000 to our executive officers in 2015.

The R&D staff- Other wages and payroll tax expenses increased primarily related to the increases in wages and numbers of employees in our research and development department.

The stock-based compensation decreased during the six months ended December 31, 2015 primarily related to the decrease in stock-based compensation to our Chief Operations Officer of $179,000 and the stock-based compensation to consultants and employee of $18,000.

Our research and development expenses include costs related to preclinical and clinical trials, outsourced services and consulting, officers' payroll and related payroll tax expenses, other wages and related payroll tax expenses, stock-based compensation, depreciation and amortization expenses. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities occurring simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on an individual program basis.

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

Below is a summary of our general and administrative expenses for the six months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Six months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$	%

Advertising expenses	$39,000	$32,000	$7,000	22%
Insurance and health expense	249,000	67,000	182,000	272%
Rent and utilities expense	132,000	129,000	3,000	2%
Payroll expenses and payroll tax and stock based compensation	82,000	61,000	21,000	34%
Other G&A	189,000	185,000	4,000	2%
Total	$691,000	$474,000	$217,000	46%

General and administrative expenses increased during the six months ended December 31 2015 primarily related to increases in Directors D&O insurance and employee health expenses, rental expenses and travel expenses for meetings for our clinical trials and to the FDA, to further develop our compounds.

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the six months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Six months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$ %

Officers' payroll and payroll tax expenses and share-based compensation	$260,000	$542,000	$(282,000)	-52%

The Officers' payroll and payroll tax expenses decreased during the six months ended December 31, 2015 and 2014 primarily related to decrease in calendar year end bonus to officers in 2015.

Professional fees

Below is a summary of our Professional fees for the six months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Six months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$ %

Audit Fee, legal and professional fees	$889,000	$244,000	$645,000	264%

Professional fees increased during the six months ended December 31, 2015 primarily related to increase in legal fees of $143,000 and the 1 million stock options issued to a law firm for services, valued at approximately $432,000 on November 5, 2015 (see Note 10 in the accompanying Notes to Condensed Consolidated Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the six months ended December 31, 2015 and 2014, respectively (rounded to nearest thousand):

	Six months ended		Increase (Decrease)
	December 31,		change in
	2015	2014	$	%

Interest Income	$2,000	$2,000	$-	-
Sundry Income	-	9,000	(9,000)	-100%
Interest Expenses	(101,000)	(101,000)	-	-
Other Income (Expense), net	$(99,000)	$(90,000)	$(9,000)	10%

Other expense, net increased slightly during the six months ended December 31, 2015 primarily related to the decrease in sundry income of $9,000. There was no change in interest expenses paid to the note payable – related party (see Note 9 in the accompanying Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $5.9 million and $7.1 million for the six months ended December 31, 2015 and 2014, respectively because of above mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements – Next 12 Months

As of December 31, 2015, we had approximately $6.2 million in cash and cash equivalents and $27.1 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital, compared to $8.4 million of cash and cash equivalents as of June 30, 2015. We anticipate that future cash expenditures will be approximately $22 million over the next 12 months.

Management believes that our cash, cash equivalents and present financing arrangement with Aspire Capital as of December 31, 2015 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. This assessment is based on current estimates and assumptions regarding our clinical development program and business needs. Actual results could differ materially from this projection. Also, we may plan to raise additional funds through the sales of debt and/or equity securities as needed.

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

Aspire Capital Agreement and Other Equity Issuances

On March 30, 2015, the Company entered into a common stock purchase agreement ("March 30, 2015 Purchase Agreement") with Aspire Capital Fund, LLC, ("Aspire" or "Aspire Capital") an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the purchase agreement. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee.

From March 30, 2015 to December 31, 2015, the Company generated proceeds of approximately $2.9 millionunder the March 30, 2015 Purchase Agreement with Aspire from the sale 1,600,000 shares of its common stock. As of December 31, 2015, the Company has approximately $27.1 million remaining available for sale under the terms of the purchase agreement.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended December 31, 2015 and 2014 (rounded to nearest thousand):

	Six Months Ended December 31,		% Change Increase/
	2015	2014	(decrease)

Net cash used in operating activities	$(4,640,000)	$(6,677,000)	-31%
Net cash used in investing activities	(217,000)	(395,000)	-45%
Net cash provided by financing activities	2,630,000	11,553,000	-77%
Net (decrease) increase in cash and cash equivalents	$(2,227,000)	$4,481,000	-150%

Operating activities

The decrease in net cash used in operating activities of $2.0 million versus the prior-year six-month period was mainly due to decrease in our losses from operations of $1.3 million which resulted from the decrease in research and development of $1.8 million offset by the increase in professional fee of $0.6 million.

Our operating activities used cash of $4.6 million and $6.7 million for the six months ended December 31, 2015 and 2014, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $0.2 million versus the prior-year six-month period was due to a decrease in acquiring patents of $0.2 million.

During the six months ended December 31, 2015, our investing activities used cash of $0.2 million, including the purchases of patents of $0.2 million. During the six months ended December 31, 2014, our investing activities used cash of $0.4 million, including the purchases of patents of $0.4 million.

Financing activities

The decrease in net cash provided by financing activities of $8.9 million versus the prior-year six-month period was due to a decrease in sales of our common stock to Aspire.

During the six months ended December 31, 2015, we raised approximately $2.6 million in net cash proceeds, mainly including $2.6 million in net proceeds from the sale of 1.5 million shares of our common stock to Aspire.

During the six months ended December 31, 2014, we raised approximately $11.6 million in net cash proceeds, including $10.8 million in net proceeds from the sale of 5.0 million shares of our common stock to Aspire and $0.8 million from the exercise of warrants.

Requirement for Additional Working Capital

The Company plans to incur expenses of approximately $22 million over the next twelve months, including approximately $17 million for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing approximately $16 million (as per current management's budgets) of our remaining financing available with Aspire Capital. Management believes that the amounts available from Aspire and under the Company's effective shelf registration statement will be sufficient to fund the Company's operations for the next 12 months.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2015 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years

Lease obligations(1)	$585,000	$106,000	$426,000	$53,000	$-

Total	$585,000	$106,000	$426,000	$53,000	$-

(1)

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $17,728. The Company will receive $900 per month from the sublease of 200 square feet of space to Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers and directors of our Company, which is not included in the table above.

(2)	The Company has no contractual minimum commitments to Contract Research Organizations as of December 31, 2015. Services are billed to Cellceutix, when performed by the vendors.

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

As of December 31, 2015, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Condensed Consolidated Financial Statements, Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements for a discussion of litigation and their effect, if any, on our consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On November 5, 2015, the Company issued stock options to purchase one million shares of its common stock to a law firm for services, valued at approximately $432,000, based on the closing bid price as quoted on the OTC on November 5, 2015 at $1.36 per share. These options were issued with an exercise price of $1.70 and vested immediately, with a three year option term. These options have piggyback registration rights. The Company issued the stock options, and will issue the underlying common stock, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1) The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Bylaws of Cellceutix Corporation	Incorporated by reference from the Current Report on Form 8-K filed by the Company on November 3, 2015

31.1	President Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	President Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company's Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Dated: February 8, 2016	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors (Principal Executive, Accounting and Financial Officer)

	By:	/s/ Krishna Menon
Krishna Menon
President and Director

