Form 10-Q
period 2016-03-31
Cellceutix CORP
filed 2016-05-09
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

_________________________________________________________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	122,540,536
Common Stock Class B, $0.0001 par value	None

CELLCEUTIX CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Rounded to nearest thousand except for per share data)

	March 31,	June 30,
	2016	2015
	Unaudited
ASSETS
Current Assets:
Cash	$5,335,000	$8,410,000
Prepaid expenses and other current assets	440,000	347,000
Subscription receivable	25,000	12,000
Total Current Assets	5,800,000	8,769,000

Other Assets:
Patent costs - net	4,990,000	5,018,000
Property, plant and equipment -net	93,000	38,000
Deferred offering costs	412,000	494,000
Total Other Assets	5,495,000	5,550,000

Total Assets	$11,295,000	$14,319,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,504,000 and $1,686,000, respectively)	$3,121,000	$1,838,000
Accrued expenses - (including related party accruals of approx. $185,000 and $115,000, respectively)	425,000	593,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,777,000 and $2,777,000, respectively)	2,861,000	2,842,000
Note payable - related party	2,022,000	2,022,000
Total Current Liabilities	8,429,000	7,295,000

Total Liabilities	8,429,000	7,295,000

Commitments and contingencies (Note 7)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 121,440,536 and 117,763,508 issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	12,000	12,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	-	-
Additional paid-in capital	53,627,000	48,177,000
Accumulated deficit	(50,773,000)	(41,165,000)
Total Stockholders' Equity	2,866,000	7,024,000

Total Liabilities and Stockholders' Equity	$11,295,000	$14,319,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	3,025,000	2,318,000	6,986,000	8,117,000
General and administrative expenses	249,000	275,000	940,000	748,000
Officers' payroll and payroll tax expenses	138,000	138,000	398,000	680,000
Professional fees	247,000	114,000	1,135,000	359,000

Total operating expenses	3,659,000	2,845,000	9,459,000	9,904,000

Loss from operations	(3,659,000)	(2,845,000)	(9,459,000)	(9,904,000)

Other expenses
Interest income	1,000	1,000	3,000	3,000
Interest expense	(51,000)	(51,000)	(152,000)	(152,000)
Sundry income	-	-	-	9,000
Total other expenses	(50,000)	(50,000)	(149,000)	(140,000)

Loss before provision for income taxes	(3,709,000)	(2,895,000)	(9,608,000)	(10,044,000)
Provision for income taxes	-	-	-	-

Net loss	$(3,709,000)	$(2,895,000)	$(9,608,000)	$(10,044,000)

Basic and diluted loss per share attributable to common stockholders	$(0.03)	$(0.02)	$(0.08)	$(0.09)

Weighted average number of common shares	120,204,272	116,885,350	119,001,662	114,221,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(Rounded to nearest thousand)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,608,000)	$(10,044,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for services and financing costs	548,000	330,000
Amortization of patent costs	308,000	297,000
Depreciation of equipment	13,000	7,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(93,000)	(54,000)
Accounts payable	1,283,000	(619,000)
Accrued expenses	(167,000)	(33,000)
Accrued officers' salaries and payroll taxes	19,000	(318,000)

Net cash used in operating activities	(7,697,000)	(10,434,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(68,000)	(9,000)
Patent costs	(280,000)	(441,000)

Net cash used in investing activities	(348,000)	(450,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	4,958,000	15,845,000
Exercise of stock options and warrants	12,000	855,000

Net cash provided by financing activities	4,970,000	16,700,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,075,000)	5,816,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,410,000	4,988,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,335,000	$10,804,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$74,000	$352,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Shares issued as deferred offering costs	$-	$499,000
Redeemable common stock	$-	$(1,400,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Cellceutix Corporation.

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

2. Liquidity

At March 31, 2016, we had $5,335,000 in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses for the nine months ended March 31, 2016 and 2015, amounted to $9,608,000 and $10,044,000, respectively, and a working capital (deficit) of approximately $(2,629,000) and working capital of $1,474,000, respectively at March 31, 2016 and June 30, 2015.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of March 31, 2016, the available balance is $25 million.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 44.0 million shares and 44.4 million shares were excluded from the computation of diluted earnings (loss) per share for the three months and nine months ended March 31, 2016 and 2015, respectively, because their effect is anti-dilutive.

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

The components of stock based compensation related to stock options in the Company's Statement of Operations for the three months and nine months ended March 31, 2016 and 2015 are as follows (rounded to nearest thousand):

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2016	2015	2016	2015
General and administrative expenses
Professional fees	$-	$-	$432,000	$-
Employees' bonus	-	1,000	-	13,000

Research and development expenses
Professional fees	$18,000	$-	$96,000	$-
Employees' bonus	-	7,000	-	103,000
Officers' bonus	-	15,000	20,000	214,000

Total share-based compensation expense	$18,000	$23,000	$548,000	$330,000

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

In February 2016, FASB issued ASU-2016-02, "Leases (Topic 842)." The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	March 31, 2016	June 30, 2015

Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Delparantag and related compounds	12	480,000	480,000
Purchased Patent Rights – Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,272,000	992,000
		5,978,000	5,698,000
Less: Accumulated amortization		(988,000)	(680,000)
		$4,990,000	$5,018,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense was approximately $105,000 and $100,000, for the three months ended March 31, 2016 and 2015, respectively and was approximately $308,000, and $297,000 for the nine months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the future amortization period for all patents was approximately 9.43 years to 15.43 years. Future estimated annual amortization expenses are approximately $105,000 for the year ending June 30, 2016, $418,000 for each year from 2017 to 2025, $376,000 for the year ending June 30, 2026, $366,000 for the year ending June 30, 2027, $129,000 for the year ending June 30, 2028, $75,000 for the year ending June 30, 2029 to year 2031 and $24,000 for year ending June 30, 2032.

5. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2016	June 30, 2015

Accrued research and development consulting fees	$75,000	$478,000
Accrued rent (Note 8) – related parties	34,000	42,000
Accrued interest – related parties	151,000	73,000
Accrued professional fee	165,000	-
Total	$425,000	$593,000

6. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2016	June 30, 2015

Accrued salaries – related parties	$2,647,000	$2,647,000
Accrued payroll taxes – related parties	130,000	130,000
Withholding tax	84,000	65,000
Total	$2,861,000	$2,842,000

7. Commitments and Contingencies

Lease Commitments

Operating Leases

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of approximately $18,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers and directors of the Company, have co-signed the lease and will sublease 200 square feet of space previously used by the Company and pay the Company $900 per month.

As of March 31, 2016, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2016	$53,000
2017	213,000
2018	213,000
2019	53,000
Total minimum payments	$532,000

Rent expense, net of lease income, under this operating lease agreement was approximately $51,000 and $51,000, for the three months ended March 31, 2016 and 2015, respectively and was approximately $152,000 and $157,000 for the nine months ended March 31, 2016 and 2015, respectively.

Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 8. Related Party Transactions.

Contractual Commitments

The Company has no contractual minimum commitments to Contract Research Organizations as of March 31, 2016. Services are billed to Cellceutix, when performed by the vendors.

Litigation

A complaint entitled O'Connell v. Cellceutix Corp. et al. (No. 1:15-cv-07194) was filed in September 2015 by a law firm in the United States District Court for the Southern District of New York against the Company and its officers alleging that the defendants made materially false and misleading statements, and omitted materially adverse facts, about the Company's business, operations and prospects.The Company believes that the claims are without merit and has filed a motion to dismiss this lawsuit. The Court's ruling on this motion is now pending. Cellceutix intends to vigorously defend itself.

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

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the Company's offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $17,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc. ("Innovative Medical"), a company owned by Leo Ehrlich and Dr. Krishna Menon, officers and directors of Cellecutix, has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of approximately $3,000 and $9,000,to Cellceutix for both of the three months and nine months ended March 31, 2016 and 2015, respectively, and the rental payment was offset with the accrued rent owed to KARD.

At March 31, 2016 and June 30, 2015, rent payable to KARD of approximately $34,000 and $42,000, respectively, were included in accrued expenses.

At March 31, 2016 and June 30, 2015, accrued directors' fee of approximately $19,000 and $0, respectively, were included in accounts payable.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. The Company no longer uses KARD. During the nine months ended March 31, 2016, the Company repaid $200,000 to KARD. At March 31, 2016 and June 30, 2015, the accrued research and development expenses to KARD was approximately $1,486,000 and $1,686,000, respectively and this amount was included in accounts payable.

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

At March 31, 2016 and June 30, 2015, approximately $151,000 and $73,000 was accrued as interest expense on this note, respectively.

At March 31, 2016 and June 30, 2015, principal balances of the demand note was approximately $2,022,000.

10. Stock Options and Warrants

Stock Options

The fair value of options granted for the nine months ended March 31, 2016 and 2015was estimated on the date of grant using the Black-Scholes-Merton model that uses assumptions noted in the following table.

	Nine months Ended
	March 31,
	2016	2015
Expected term (in years)	3	3
Expected stock price volatility	56.52% to 65.76%	62.79% to 63.26%
Risk-free interest rate	0.91% to 1.16%	0.76% to 1.19%
Expected dividend yield	0	0

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

On July 10, 2015, the Company issued 7,028 shares and 50,000 options to a consultant for his one year contract and exercisable for 3 years at $2.49 per share of common stock. The total value of these 50,000 options was approximately $60,000 and we recognized approximately $60,000 of stock based compensation costs and charged to additional paid-in capital as of March 31, 2016. The assumptions we used in the Black-Scholes-Merton model were disclosed as above.

On November 5, 2015 the Company issued one million stock options to a law firm for services, valued at approximately $432,000, based on the closing bid price as quoted on the OTC on November 5, 2015 at $1.36 per share. These options were issued with an exercise price of $1.70 and vested immediately, with a three year option term. These options have piggyback registration rights.

On February 16, 2016 the Company issued 119,424 stock options to two consultants for services, valued at approximately $55,000, based on the closing bid price as quoted on the OTC on February 16, 2016 at $1.15 per share. These options were issued with an exercise price of $1.105. One third vests immediately, one third vests in six months (August 11, 2016), and the balance will vest on February 11, 2017, and will be valid for a period of three years. These options have piggyback registration rights.

The Company recognized approximately $18,000 and $23,000 of stock based compensation costs related to stock and stock options awards for the three months ended March 31, 2016 and 2015, respectively. The Company recognized approximately $548,000 and $330,000 of stock based compensation costs related to stock and stock options awards for the nine months ended March 31, 2016 and 2015, respectively.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	38,762,500	$0.15	5.54	$94,217,650

Granted	1,169,424	1.67
Exercised	(60,000)	0.42
Forfeited/expired	(115,000)	0.61
Outstanding at March 31, 2016	39,756,924	$0.20	4.75	$54,726,138

Exercisable at March 31, 2016	39,677,308	$0.20	4.75	$54,689,913

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

Stock Warrants

For the nine months ended March 31, 2016

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2015	1,507,000	1.14	0.52	$2,156,310
Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,482,000)	1.13	-

Outstanding at March 31, 2016	25,000	$1.79	0.81	$-

Exercisable at March 31, 2016	25,000	$1.79	0.81	$-

11. Equity Transactions

(1) Issuance of Common Stock for Cash

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC – ("March 2015 Agreement")

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of approximately $87,000 was debited to additional paid-in capital. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $412,000 at March 31, 2016.

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

During the period from March 30, 2015 to March 31, 2016, the Company had completed sales to Aspire totaling 3,700,000 shares of common stock generating gross proceeds of approximately $5.3 million.

(2) Issuance of Common Stock by Exercise of Common Stock Options

The Board of Directors approved the exercise of 60,000 Common Stock options at a range of $0.17 to $0.64 per share for $25,400 during the nine months ended March 31, 2016.

(3) Issuance of Common Stock to Consultants For Services

On July 10, 2015, the Company issued 7,028 Class A common shares to a consultant for service, valued at $17,500 based on the closing bid price as quoted on the OTC on July 10, 2015 at $2.49 per share.

On February 9, 2016, the Company issued 10,000 Class A common shares to a consultant for service, valued at $11,200 based on the closing bid price as quoted on the OTC on February 9, 2016 at $1.12 per share.

12. Subsequent Events

On April 6, 2016, the Company issued 25,000 shares and 25,000 options to a consultant for service, exercisable for 3 years at $1.77 per share of common stock. The value of these 25,000 shares at $1.61 per share and 25,000 options was approximately $40,000 and $14,000, respectively, with total of approximately $54,000.

From April 1, 2016 to May 5, 2016, the Company has generated additional proceeds of approximately $1.7 million under the Common Stock Purchase Agreement with Aspire from the sale of 1,100,000 shares of its common stock.

In the latter part of April 2016, the Company decided to write off its patent rights to Delparantag. Delparantag was acquired by Cellceutix in the purchase of assets from the Polymedix Estate. The Company believes the compound which had clinical activity but also safety concerns in a prior clinical trial by Polymedix, is now a low priority compound for further development among the compounds in the Company's portfolio. The decision by management was made after factoring in today's regulatory and litigious climate. The Company will write off the related patent costs of Delparantag in the fourth quarter of its fiscal year end June 30, 2016.

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

 Below is a list of our wholly-owned proprietary clinical programs and their stage in the drug development process:

	Proprietary Program	Indication	Clinical Status
1.	Kevetrin	Inhibitor for Solid Tumors	Phase 1
2.	Prurisol	Psoriasis	Phase 2
3.	Brilacidin	ABSSSI	Phase 2 Completed
4.	Brilacidin - OM	Oral Mucositis	Phase 2
5.	Brilacidin	Ulcerative Proctitis	Phase 2- Proof of Concept

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

The study has completed its dose escalation phase to determine the maximum tolerated dose in a single intravenous infusion. Exposure to Kevetrin as measured by plasma concentrations have been achieved which are greater than concentrations shown to induce apoptosis in non-clinical studies. While the trial is primarily to evaluate safety of repeated cycles of Kevetrin, it is encouraging that some patients have had stabilization of tumor status during treatment. Further, Kevetrin appears to be having the expected effects to activate p53 in a number of the patients treated, as measured by increases in the levels of the downstream protein p21 biomarker.

Presently the Phase 1 trial is active but not recruiting patients. We may continue the Phase 1 study while also requesting FDA permission to advance to a Phase 2 study. The purpose of continuing the Phase 1 is to further study Kevetrin's mode of action and its potential benefits to patients. The Phase 1 data were used to design the dosing regimen for the planned clinical study of patients with advanced ovarian carcinoma, subject to FDA guidance and authorization. To date, pharmacokinetic profiles found that the plasma half-life of Kevetrin is relatively short, supporting the projected administration of multiple infusions each week in the next study. The half-lives after the first dose and after the sixth dose do not differ appreciably. Longer durations of Kevetrin infusion have shown prolonged exposure to the drug. Prolonged exposure and high area-under-the-curve (AUC) may be desirable in therapy of solid tumors especially with Kevetrin since activation of cell death signaling requires multiple gene synthesis and the phase or phases of the tumor cell cycle most susceptible to the effect(s) of Kevetrin is not known.

We met with the FDA division responsible for ovarian cancer trials to discuss our clinical path forward. We were given guidance by the Agency in the design of trials for a quicker regulatory path towards (our goal of) regulatory approval. Based on this guidance, we intend to use a combination treatment exclusively in this study. The plan is for Kevetrin to be dosed in combination with liposomal doxorubicin (a drug already approved for treating ovarian cancer) due to Kevetrin's safety profile, potential ability to sensitize the tumor, as well as its abilities to cause apoptosis in cancer cells. In vitro and in vivo animal studies evaluating combinations of Kevetrin and various chemotherapies used in treatment of ovarian cancer have been completed and are supportive of the approach planned. The clinical trial protocol is planned for submission to FDA in May 2016.

Kevetrin was granted FDA Orphan Drug Designations for the treatment of ovarian cancer and pancreatic cancer.

Kevetrin was granted FDA Rare Disease Designation for the treatment of pediatric retinoblastoma.

In 2012, we entered into an agreement with Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. The Medical Center wished to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. We are now engaged in discussions with the hospital as to the logistics and costs, net of grants, to move this project forward into Phase 2 studies of renal cell carcinomas. At this time our priority is to advance Kevetrin in the treatment of ovarian cancer.

The University of Bologna in Italy (the "University") and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) after testing Kevetrin in preclinical studies, approached us to test Kevetrin in a clinical trial against Acute Myelogenous Leukemia (AML). The study proposed is a Phase 2 trial evaluating Kevetrin as a single agent or in combination with cytarabine in patients with Acute Myelogenous Leukemia (AML). The protocol was submitted in May 2015 by the principal investigator to the institutional committee. In October 2015, we were advised by the Principal Investigator that there are difficulties with the funding in Italy and asked whether we would be interested in contributing financially to the study. At this time we have put this project on hold as we advance Kevetrin through the regulatory process. We expect to turn our attention back to this project once we further Kevetrin in ovarian cancer studies as the University data of its Kevetrin studies in AML has been encouraging.

In June 2013, we signed a Material Transfer Agreement with the University of Texas, MD Anderson Cancer Center. MD Anderson intends to utilize in vivo and in vitro methods to research specific pathways, gene expression, mechanism of action and apoptotic activity of Kevetrin in a range of concentrations and time points in both mutant and wild-type p53 Myeloma and Lymphoma cell lines. The National Cancer Institute estimates that more than 24,000 individuals will be diagnosed with myeloma in the United States in 2014, and more than 11,000 will die from this disease. They also wish to study our other cancer compounds against a broad array of Multiple Myeloma cell lines that are resistant to today's FDA-approved chemotherapies. MD Anderson is covering the expenses of the research, with Cellceutix only supplying the drugs. In May 2016, we sent requested Phase 1 pharmacokinetic data to MD Anderson.

Prurisol – Plaque Psoriasis

In August 2015, we commenced a Phase 2 trial of Prurisol, an orally administered small molecule for the treatment of plaque psoriasis. We are developing Prurisol under FDA guidance that a 505(b)(2) drug approval pathway is an acceptable pathway for its development. This offers the benefits of a faster development process. Prurisol was eligible because its active moiety of abacavir is the same as that of the marketed drug Ziagen® (abacavir sulfate). A murine xenograft model with human psoriatic tissue has shown robust activity of Prurisol in resolution of all signs of psoriasis without reoccurrence. Given that psoriasis is a chronic condition with limited effective therapies that the National Psoriasis Foundation lists as affecting 125 million people worldwide, we see a tremendous market opportunity for an effective new oral treatment. We have completed enrollment and expect topline data approximately in May 2016.

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

The Company submitted a Special Protocol Assessment ("SPA") request, along with a protocol to FDA, for the Phase 3 clinical trial. A SPA is a written agreement between the FDA and a drug sponsor detailing the clinical trial design, endpoints and other clinical trial facets that can be used to support regulatory approval, thereby potentially reducing our risk of bringing a drug to market. The title of the protocol submitted is: "A Phase 3, Multicenter, Double-Blind, Randomized Study to Evaluate the Efficacy and Safety of Single-Dose IV Brilacidin versus IV Vancomycin Followed by Optional PO Linezolid for the Treatment of Patients with Acute Bacterial Skin and Skin Structure Infections (ABSSSI)".

We have received back from FDA comments and considerations for incorporation into our study design. An additional round of review and/or a formal meeting is anticipated, both of which can extend the review period and be beneficial in reaching agreement with the FDA on design elements. Based on the FDA's feedback, we may reach final agreement with FDA or may decide to incorporate the advice into the design of the Phase 3 clinical study without undergoing additional rounds of review. FDA's assessment of the SPA request, and all related feedback, will be very valuable in our planned Phase 3 clinical study for the development of Brilacidin for ABSSSI. The Company can offer no assurance that a SPA agreement will be reached with FDA.

About SPA Agreements - A SPA is a written agreement between the U.S. Food and Drug Administration (FDA) and a drug sponsor detailing the clinical trial design, endpoints and other clinical trial facets that can be used to support regulatory approval, thereby potentially reducing the risk of bringing a drug to market. Obtaining Special Protocol Assessment (SPA) designation from the FDA is an important step as it reinforces the potential of a promising drug in clinical development. The SPA agreement delineates key statistical and clinical endpoint requirements, streamlining the process toward a product gaining FDA approval should the agreed upon criteria and outcomes be met. The SPA process itself can be iterative in nature. In fact, according to industry data, 78 percent of SPAs require multiple review cycles and an average of three months to finalize the SPA. For more information about the FDA's SPA program, please visit:http://www.fda.gov/downloads/Drugs/GuidanceComplianceRegulatoryInformation/Guidances/ucm080571.pdf

Brilacidin for Oral Mucositis (OM)

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

The Company is engaged in a clinical trial titled a "Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy". Trial recruitment is slower then what was projected by the hospitals we engaged. We believe this is happening because there are numerous competing trials for a limited patient population of Head and Neck cancer patients who meet the strict trial inclusion and exclusion requirements. To help hasten the completion of the study we have replaced our previous contract research organization (CRO) with another who has a proven track record in clinical trials for this indication. In addition, we brought on Dr. Steven Sonis, an expert in the treatment of OM as an advisor, and have authorized the opening of additional sites, to help us complete this trial.

OM represents a great area of unmet medical need and is potentially a very important and valuable asset in the Brilacidin development pathway.

Brilacidin -- Ulcerative Proctitis / Colitis

We have identified inflammatory gastrointestinal diseases such as Ulcerative Proctitis, Ulcerative Colitis, and Crohn's disease as potential indications for treatment with Brilacidin. We will begin with treating ulcerative proctitis. The Company plans for a Phase 2 proof of concept trial for ulcerative proctitis to begin in May 2016. Cellceutix is now awaiting the country's Ministry of Health permission so it may begin exporting Brilacidin into the country and directly to the clinical sites. The location of the trial isn't currently being disclosed for competitive reasons.

Brilacidin -- Hidradenitis Suppurativa

We have also identified an inflammatory skin disease, hidradenitis suppurativa, as an indication for treatment with Brilacidin. Based on detailed discussion with multiple experts in the field of Dermatology, in April 2016, the Company reactivated a request, for a Pre-IND (investigational new drug) meeting with FDA to discuss the clinical path forward. The meeting is expected to occur in June 2016.

Brilacidin for Topical Applications and Otic Infections and Related Formulation Work

Cellceutix is formulating and conducting preclinical experiments on topical Brilacidin for use in topical skin applications such as diabetic foot ulcer infections, and for ear-related infections, such as otitis externa or draining otitis media. On July 14, 2014, the Company announced that a significant breakthrough had been made in the formulation of Brilacidin. Previously, Brilacidin was stored in a refrigerated state. The Company has now developed the formulation of Brilacidin to be stable at room temperature. However, further formulation work is still needed for each indication. The Company has engaged a university for the testing of different concentrations of Brilacidin for ototoxicity. Testing is scheduled to begin in June 2016. Should testing be successful, we intend on advancing this program to develop ear treatments for Methicillin-resistant Staphylococcus aureus (MRSA) infections.

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

For the Three Months Ended March 31, 2016 and 2015

Revenue

We generated no revenue and incurred operating expenses of $3.7 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$	%

Clinical studies and development research	$2,402,000	$1,650,000	$752,000	46%
R&D- Officers' payroll and payroll tax expenses	113,000	210,000	(97,000)	(46)%
R&D staff- Other wages, payroll tax expenses	380,000	332,000	48,000	14%
Stock-based compensation	18,000	23,000	(5,000)	(22)%
Depreciation and amortization Expenses	112,000	103,000	9,000	9%
Total	$3,025,000	$2,318,000	$707,000	31%

Research and development expenses for proprietary programs increased during the three months ended March 31, 2016 primarily due to more spending on our Brilacidin program.

The R&D- Officers' payroll and payroll tax expenses decreased during the three months ended March 31, 2016 primarily related to the decrease in payroll paid to our Chief Operations Officer of $95,000 who joined in 2014 and resigned on August 8, 2015.

The R&D staff- Other wages, payroll tax expenses increased primarily related to the increases in wages and numbers of employees in our research and development department.

The stock-based compensation decreased during the three months ended March 31, 2016 primarily due to the decrease in stock-based compensation to consultants.

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

Below is a summary of our general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$	%

Advertising expenses	$30,000	$40,000	$(10,000)	(25)%
Insurance and health expense	57,000	47,000	10,000	21%
Rent and utility expense	64,000	67,000	(3,000)	(4)%
Payroll expenses and payroll tax and stock based compensation	43,000	22,000	21,000	95%
Other G&A	55,000	99,000	(44,000)	(44)%
Total	$249,000	$275,000	$(26,000)	(9)%

General and administrative expenses decreased during the three months ended March 31, 2016 primarily related to a decrease in other general and administrative expenses due to an insurance claim received, offset by the increases in Directors D&O insurance and employee health insurance expenses, rental expenses and travel expenses for meetings for our clinical trials and to the FDA, to further develop our compounds.

Officers' Payroll and Payroll Tax Expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the three months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three Months Ended March 31,		Increase (Decrease) Change In
	2016	2015	$	%

Officers' payroll and payroll tax expenses and share-based compensation	$138,000	$138,000	$0	0%

There was no change in Officers' payroll and payroll tax expenses during the three months ended March 31, 2016 and 2015.

Professional Fees

Below is a summary of our Professional fees for the three months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$ %

Audit Fee, legal and professional fees	$247,000	$114,000	$133,000	117%

Professional fees increased during the three months ended March 31, 2016 primarily related to more audit and legal fees (see Note 10 in the accompanying Notes to Condensed Consolidated Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$	%

Interest Income	$1,000	$1,000	$-	0%
Interest Expenses	(51,000)	(51,000)	-	0%
Other Income (Expense), net	$(50,000)	$(50,000)	$-	0%

There was no change in interest expenses paid to the note payable – related party (see note 9 in the accompanying Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $3.7 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively, the increase due to the above mentioned operating expenses.

For the Nine Months Ended March 31, 2016 and 2015

Revenue

We generated no revenue and incurred operating expenses of $9.5 million and $9.9 million for the nine months ended March 31, 2016 and 2015, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the nine months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Nine Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$	%

Clinical studies and development research	$5,239,000	$6,122,000	$(883,000)	(14)%
R&D- Officers' payroll and payroll tax expenses	325,000	718,000	(393,000)	(55)%
R&D staff- Other wages and payroll tax expenses	984,000	656,000	328,000	50%
Stock-based compensation	116,000	317,000	(201,000)	(64)%
Depreciation and amortization Expenses	322,000	304,000	18,000	5%
Total	$6,986,000	$8,117,000	$(1,131,000)	(14)%

Research and development expenses for proprietary programs decreased during the nine months ended March 31, 2016 primarily due to lower spending on our ABSSSI program, which trial was completed in early 2015.

The Officers' payroll and payroll tax expenses decreased during the nine months ended March 31, 2016 primarily related to the decrease in payroll paid to our Chief Operations Officer of $161,000 who joined in 2014 and resigned on August 8, 2015 and a decrease in year-end bonus of $225,000 paid to our executive officers in 2015.

The R&D staff - Other wages and payroll tax expenses increased primarily related to the increases in wages and numbers of employees in our research and development department.

The stock-based compensation decreased during the nine months ended March 31, 2016 primarily related to the decrease in stock-based compensation to our Chief Operations Officer of $194,000 and the decrease in stock-based compensation paid to consultants and employee of $14,000.

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

Below is a summary of our general and administrative expenses for the nine months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Nine Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$	%

Advertising expenses	$69,000	$72,000	$(3,000)	(4)%
Insurance and health expense	306,000	114,000	192,000	168%
Rent and utilities expense	196,000	196,000	0	0%
Payroll expenses and payroll tax and stock based compensation	125,000	70,000	55,000	78%
Other G&A	244,000	296,000	(52,000)	(17)%
Total	$940,000	$748,000	$192,000	26%

General and administrative expenses increased during the nine months ended March 31, 2016 primarily related to increases in Directors D&O insurance and employee health insurance expenses, rental expenses and travel expenses for meetings for our clinical trials and to the FDA, to further develop our compounds.

Officers' Payroll and Payroll Tax Expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the nine months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Nine Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$ %

Officers' payroll and payroll tax expenses and share-based compensation	$398,000	$680,000	$(282,000)	(41)%

The Officers' payroll and payroll tax expenses decreased during the nine months ended March 31, 2016 and 2015 primarily related to decrease in calendar year end bonus paid to officers in 2015.

Professional Fees

Below is a summary of our Professional fees for the nine months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Nine Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$ %

Audit Fee, legal and professional fees	$1,135,000	$359,000	$776,000	216%

Professional fees increased during the nine months ended March 31, 2016 primarily related to increase in legal fees of $278,000 and the one million stock options issued to a law firm for services, valued at approximately $432,000 on November 5, 2015 (see Note 10 in the accompanying Notes to Condensed Consolidated Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the nine months ended March 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Nine Months Ended		Increase (Decrease)
	March 31,		Change In
	2016	2015	$	%

Sundry Income	$-	$9,000	$(9,000)	(100)%
Interest Income	3,000	3,000	-	0%
Interest Expense- related party	(152,000)	(152,000)	-	0%
Other Income (Expense), net	$(149,000)	$(140,000)	$(9,000)	(6)%

Other expense, net increased slightly during the nine months ended March 31, 2016 primarily related to the decrease in sundry income of $9,000. There was no change in interest expenses paid to the note payable – related party (see note 9 in the accompanying Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $9.6 million and $10.0 million for the nine months ended March 31, 2016 and 2015, respectively, the decrease due to the above mentioned operating expenses.

Liquidity and Capital Resources

Projected Future Working Capital Requirements – Next 12 Months

As of March 31, 2016, we had approximately $5.3 million in cash and cash equivalents and $25 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital, compared to $8.4 million of cash and cash equivalents as of June 30, 2015. We anticipate that future cash expenditures will be approximately $22 million over the next 12 months.

Management believes that our cash, cash equivalents and present financing arrangement with Aspire Capital as of March 31, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. This assessment is based on current estimates and assumptions regarding our clinical development program and business needs. Actual results could differ materially from this projection. Also, we may plan to raise additional funds through the sales of debt and/or equity securities as needed.

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

From March 30, 2015 to March 31, 2016, the Company generated proceeds of approximately $5.3 million under the March 30, 2015 Purchase Agreement with Aspire from the sale 3,700,000 shares of its common stock. As of March 31, 2016, the Company has approximately $25 million remaining available for sale under the terms of the purchase agreement.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended March 31, 2016 and 2015 (rounded to nearest thousand):

	Nine Months Ended March 31,		% Change Increase/
	2016	2015	(decrease)

Net cash used in operating activities	$(7,697,000)	$(10,434,000)	(26)%
Net cash used in investing activities	(348,000)	(450,000)	(23)%
Net cash provided by financing activities	4,970,000	16,700,000	(70)%
Net (decrease) increase in cash and cash equivalents	$(3,075,000)	$5,816,000	(153)%

Operating activities

The decrease in net cash used in operating activities of approximately $2.7 million versus the prior-year nine-month period was mainly due to timing of payments to vendors affecting our working capital as well as a decrease in our losses from operations of $0.4 million which resulted from the decrease in research and development of $1.1 million and the decrease in Officer's payroll and payroll tax of $0.3 million offset by the increase in general and administrative expenses of $0.2 million and the increase in professional fees of $0.8 million.

Our operating activities used cash of $7.7 million and $10.4 million for the nine months ended March 31, 2016 and 2015, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $0.1 million versus the prior-year nine-month period was due to a decrease in acquiring patents of $0.1 million.

During the nine months ended March 31, 2016, our investing activities used cash of $0.3 million, including the purchases of patents of $0.3 million. During the nine months ended March 31, 2015, our investing activities used cash of $0.5 million, including the purchases of property and equipment and patents of $0.5 million.

Financing activities

The decrease in net cash provided by financing activities of $11.7 million for the nine months ended March 31, 2016 versus the prior-year nine-month period was due to a decrease in sales of our common stock to Aspire.

During the nine months ended March 31, 2016, we raised approximately $5.0 million in net cash proceeds, mainly including $5.0 million in net proceeds from the sale of 3.6 million shares of our common stock to Aspire.

During the nine months ended March 31, 2015, we raised approximately $16.7 million in net cash proceeds, including $15.9 million in net proceeds from the sale of 6.4 million shares of our common stock to Aspire and $0.9 million from the exercise of warrants.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of March 31, 2016 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2-3 Years	4-5 Years	More than 5 Years
Lease obligations (1)	$532,000	$53,000	$426,000	$53,000	$-

Total	$532,000	$53,000	$426,000	$53,000	$-

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

(2)	The Company has no contractual minimum commitments to Contract Research Organizations as of March 31, 2016. Services are billed to Cellceutix, when performed by the vendors.

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

As of March 31, 2016, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have engaged FDA with a Special Protocol Assessment (SPA) request for our planned Phase 3 clinical study of Brilacidin for treating ABSSSI. Failure to achieve a SPA agreement with FDA increases the risk of conducting a Phase 3 study, and even if the study is successful by meeting its endpoints, for obtaining FDA New Drug Approval for its commercialization at the study's conclusion.

In response to our SPA request, we have received back from FDA comments and considerations for incorporation into our study design. An additional round of review and/or a formal meeting is anticipated, both of which can extend the review period. Based on the FDA's feedback, we may reach final agreement with FDA or may decide to incorporate the advice into the design of the Phase 3 clinical study without undergoing additional rounds of review. FDA's assessment of the SPA request, and all related feedback will be very valuable in our planned Phase 3 clinical study for the development of Brilacidin for ABSSSI. The Company can offer no assurance that a SPA agreement will be reached with FDA.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Dated: May 9, 2016	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors Principal Executive, Accounting and Financial Officer)

Dated: May 9, 2016	By:	/s/ Krishna Menon
Krishna Menon
President and Director

