Form 10-K
period 2016-06-30
Cellceutix CORP
filed 2016-09-13
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2015 was $123,251,018 (92,669,938 shares), based on the closing price of the registrant’s common stock of $1.33.

There were 124,608,756 and -0- shares, respectively, of the registrant’s $ 0.0001 par value Class A and Class B common stock outstanding as of August 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

CELLCEUTIX CORPORATION

FORM 10-K

For the Fiscal Year Ended June 30, 2016

PART I

References in this report to “Cellceutix,” “we,” “us,” and “our” refer to Cellceutix Corporation together with its subsidiaries, unless the context requires otherwise. References herein to our common stock refer to our Class A common stock, par value $0.0001 per share, unless the context requires otherwise.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2016 refers to the fiscal year ended June 30, 2016.

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

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

Cellceutix is a clinical stage biopharmaceutical company developing innovative therapies with oncology, dermatology and antimicrobial applications. Cellceutix owns the rights to numerous drug compounds, including Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound; Prurisol (KM-133), which is in development for psoriasis; and Brilacidin, our lead drug in a new class of compounds called defensin-mimetics.

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

At this time the Company is focusing its research and development efforts on its compounds Kevetrin, Prurisol, and Brilacidin, and to a lesser extent on our other anti-bacterial and anti-fungal compounds:

•	Kevetrin. Kevetrin, our lead anti-cancer compound, is a small molecule compound that induces activation of p53, a protein involved in controlling cell mutations. In nearly all cancers, regardless of origin, the p53 pathway is muted from performing its anti-tumor functions. Pre-clinical research has demonstrated Kevetrin’s unique mechanism of action to induce apoptosis, slow tumor progression and reduce tumor volume in many types of cancers, including lung, breast, colon, prostate, squamous cell carcinoma and a leukemia tumor model. The United States Food and Drug Administration (FDA) has awarded Orphan Drug and Rare Pediatric Disease designations for Kevetrin for retinoblastoma and Orphan Drug designation for pancreatic cancer.

•	Prurisol. Prurisol, our lead anti-psoriasis drug candidate, is a small molecule compound acting on the principles of immune modulation and PRINS (Psoriasis susceptibility-related RNA Gene Induced by Stress) reduction that has been found to be effective against psoriasis in animal models, both in induced psoriasis as well as a xenograft model with human psoriatic tissue.

•	Brilacidin. Brilacidin is our lead drug in a new class of compounds called defensin-mimetics (also called host defense protein (HDP)-mimetics), which are a completely new class of antibacterial and anti-fungal small molecule compounds modeled after host defense proteins. Because defensin-mimetics can kill pathogens swiftly and thoroughly in the same manner as the human immune system, they can significantly reduce the risk of drug resistance developing. In addition, Brilacidin-OM, an oral rinse formulation, has shown antibacterial, anti-biofilm and anti-inflammatory properties, which we believe can address a significant unmet medical need and pharmacoeconomic rationale to treat cancer patients with oral mucositis. Oral mucositis, a common and often debilitating inflammation and ulceration that occurs in the mouth as a side-effect of certain cancer treatments, afflicts approximately 450,000 patients each year in the U.S., increasing treatment costs and affecting the course and outcome of cancer therapy. The FDA awarded a Fast Track designation to Brilacdin-OM for oral mucositis in November 2015.

•	Other compounds. Independently, and through collaborative relationships with leading universities and institutions supported by funding through government grants, Cellceutix is developing defensin-mimetics for a wide range of indications, including otic infections, diabetic foot infections, hidradenitis suppurativa and some of the most difficult to treat multi-drug resistant fungal infections and bacterium where there is a significant and growing medical need for new therapies.

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

The Company’s stock symbol is “CTIX” and is quoted on the OTCQB.

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

The work plan we have developed for the next twelve (12) months is expected to support our clinical trials. If we find that we have underestimated the time duration or cost of our studies or if we have to undertake additional studies, due to various reasons within or outside of our control, our development timelines and/or our financing needs may be significantly impacted.

We are an early stage developmental pharmaceutical company. The Company has no customers, commercial products or revenues to date, and may never achieve revenues or profitable operations.

Pipeline Summary

Compound: Kevetrin

Disease: Cancer

Kevetrin

Kevetrin, our anti-cancer drug candidate, has completed a Phase 1 study at Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center (“BIDMC”). The clinical trial evaluated the safety and potential efficacy of Kevetrin in patients with advanced-stage solid tumors of various types. The primary endpoints for the study were safety, determining the maximum tolerated dose, and establishing the dose for future Phase 2 clinical trials.

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

The Phase 1 trial of Kevetrin trial yielded data validating the safety of Kevetrin and suggestive evidence of the potential clinical benefit of Kevetrin in patients who had relapsed after other cancer treatments. Because of the relatively short half-life of Kevetrin in plasma, it is the Company’s belief that administering Kevetrin multiple times per week may have an even greater clinical benefit in the planned Phase 2 trial in patients with ovarian cancer.

Pharmacokinetic profiles found that Kevetrin has a relatively short biological half-life (less than 2 hours) in plasma. Plasma half-life (T1/2) clearance (CL) and volume of distribution (Vd) suggest that drug elimination predominantly involves hepatic mechanisms and Kevetrin undergoes rapid extensive distribution from systemic circulation into tissues. Pharmacokinetic (PK) data, as measured by area under the curve (AUC) and maximum serum concentration (Cmax) levels, further revealed that Kevetrin exhibited a dose-dependent response, has as stated a relatively short half-life (approximately 2 hours) and clears the body within one day - on average between 8 and 10 hours - though the drug can remain in the body up to approximately 24 hours, depending upon individual patient variations.

When the duration of the treatment of a disease is shorter than the therapeutic activity of drug, single doses are given. After a single dose IV infusion administration, plasma drug concentration levels rise above and then fall below the minimum effective concentration (MEC - the minimum plasma drug concentration required to produce a desired pharmacological effect in most patients) resulting in decline in therapeutic effect. To treat cancer, multiple IV infusion regimens are required to maintain the plasma drug levels above the MEC, but below the minimum toxic concentration to achieve optimal clinical effectiveness.

Ideally, a dosage regimen is established for each drug to provide the correct plasma level without excessive fluctuation and drug accumulation outside the therapeutic window. Kevetrin has less than a two-hour half-life. PK results indicate that, with the current dose regimen, Kevetrin is almost completely out of plasma within 24 hours. Therefore, little drug remains for any substantial period of time afterwards.

Based on these findings, we believe the impact of Kevetrin when administered to patients with repeated dosing (3 times per week), as planned in the upcoming ovarian cancer trial, will achieve fairly steady levels of Kevetrin above the MEC. The sustained activation/modulation of p53 will modulate multiple signaling pathways and should substantially increase its therapeutic efficacy. As noted above, Kevetrin is administered as an intravenous therapy (IV). The Company is now researching other formulations (e.g., oral).

In February 2016, Cellceutix met with FDA Division of Oncology Products 1 to discuss Kevetrin’s Phase 1 study data, as well as a proposed design for a planned Phase 2 trial in patients with ovarian cancer resistant to platinum-based therapy. The FDA was agreeable to Cellceutix’s plan to initiate such a trial, and based upon the data from the Phase 1 trial, that the administration of Kevetrin doses at three times per week would be acceptable.

Kevetrin was granted FDA Orphan Drug Designation for the treatment of ovarian cancer and pancreatic cancer.

Kevetrin was granted FDA Rare Disease Designation for Kevetrin for the treatment of pediatric retinoblastoma.

In 2012, we entered into an agreement with BIDMC, a teaching hospital of Harvard Medical School, on an innovative research project with Kevetrin. BIDMC wishes to exploit the nuclear and/or mitochondrial pro-apoptotic function of p53 in melanoma and renal cell carcinoma, two types of cancer that are particularly resistant to therapy. We anticipate engaging in advanced discussions with the hospital when we have more resources as to the logistics and costs, net of grants, to move this project forward into Phase 2 studies of renal cell carcinomas.

After testing Kevetrin in preclinical studies, the University of Bologna in Italy (the "University") and The Italian Cooperative Study Group on Chronic Myeloid Leukemia (ICSG on CML) and Acute Leukemia (GIMEMA Group) approached us to test Kevetrin in a clinical trial against Acute Myelogenous Leukemia (AML). The study proposed is a Phase 2 trial evaluating Kevetrin as a single agent or in combination with cytarabine in patients with AML. The protocol was submitted in May 2015 by the Principal Investigator to the institutional review committee. In October 2015, we were advised by the Principal Investigator that there are difficulties with the funding in Italy and he asked whether we would be interested in contributing financially to the study. We have requested budgets and timelines to help us with the decision making process as we are interested in engaging in clinical trials for the use of Kevetrin in leukemias. We intend to address this potential project once we are engaged in the ovarian cancer study and have available to us additional capital and resources.

Compound: Prurisol (KM-133)

Disease: Psoriasis

Prurisol is our anti-psoriasis drug candidate. It is a small molecule compound with a molecular weight of less than 500 MW. It is synthesized through a multi-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

Prurisol was studied in mice that were irradiated then engrafted with human psoriatic tissue. Groups of ten mice were treated orally for 14 days with either 10 mg/kg KM-133 once/day, 10 mg/kg KM-133 twice/day, 7.5 mg/kg methotrexate once/day or acted as controls. The mice were followed for 180 days. Endpoints were skin appearance, histological observations, and blood levels of PRINS and IL-20. For these parameters, Prurisol treatment was compared to controls and methotrexate. CD4+ and CD8+ lymphocyte counts were also measured and compared to efalizumab. It significantly reduced all psoriatic endpoints measured relative to controls (p<0.01). The higher dose of Prurisol reduced psoriatic endpoints more than methotrexate (p<0.01). In addition, there was no recurrence of psoriasis in animals treated with Prurisol, whereas psoriasis recurred after an average of 61 days in animals treated with methotrexate. Immunosuppression in animals treated with Prurisol was less severe than in those treated with efalizumab.

In August 2015, we commenced a Phase 2 trial of Prurisol, an orally administered small molecule for the treatment of plaque psoriasis. We are developing Prurisol under FDA guidance that a 505(b)(2) drug approval pathway is an acceptable pathway for its development. This offers the benefits of a faster development process. Prurisol is eligible because it is metabolized to abacavir, which is the active moiety in the marketed drug Ziagen (abacavir sulfate). Given that psoriasis is a chronic condition with limited effective therapies that the National Psoriasis Foundation lists as affecting 125 million people worldwide, we see a tremendous market opportunity for an effective new oral treatment.

On May 24, 2016, the Company released top line data on its Phase 2a FDA trial for orally-administered Prurisol in the treatment of mild to moderate chronic plaque psoriasis. The trial enrolled 115 patients with mild to moderate plaque psoriasis, graded at a score of 2 (“mild”) or 3 (“moderate”) on the 5-point Investigator’s Global Assessment (IGA) scale. The IGA scale ranges from a score of 0 (“clear”) to a score of 4 (“severe”). The 12-week trial was structured with four arms, three receiving different dosing regimens of oral Prurisol (50mg, 100mg, 200mg) and one placebo arm. The primary endpoint was a 2-point reduction in the IGA score at Day 84.

The trial achieved its primary endpoint in patients treated with 200mg of oral Prurisol. Among the most severe psoriasis patients participating in the study, those having a baseline IGA score of 3 (“moderate”), the primary endpoint was met in 46.2% of patients who received Prurisol 200mg. These data were derived from analyses of all patients randomized across all 9 participating study sites. Additional preliminary data analyses of secondary endpoints showed patients who received any dose of Prurisol, regardless of the treatment arm, had a 1-point improvement (using the IGA scoring system) at a higher rate than that of patients in the placebo arm. This was another indication of the drug’s efficacy. Increases in Prurisol’s therapeutic response, upon evaluating patients at Day 56 (Week 8) and Day 84 (Week 12) of treatment, also were apparent in the Prurisol 200mg arm, suggesting an improving response over time. In light of Prurisol’s greater efficacy in treating moderate psoriasis cases, the Company expects the next clinical trial of Prurisol will target patients with moderate to severe psoriasis, with an optimal dosing regimen continuing to be assessed. The study’s anticipated daily dosing will be treatments of 300mg and 400mg.

Compound: Brilacidin

Brilacidin is in a new class of drugs called defensin-mimetics. Defensin-mimetics are non-peptide small molecule compounds modeled after host defense proteins, which represent the front-line of defense in the human immune system. It has anti-bacterial, anti-inflammatory and immunomodulatory properties. Because Brilacidin destroys bacteria in the same manner as the body naturally does, it can significantly reduce the risk of bacterial resistance.

Compound: Brilacidin

Disease: Acute Bacterial Skin and Skin Structure Infection (ABSSSI)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of infections, including ABSSSI, caused by drug-sensitive or drug-resistant strains of Staphylococcus aureus, including Methicillin-Resistant Staphylococcus aureus (MRSA), and by other Gram-positive bacteria.

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

In July 2015, at an End-of-Phase 2 Meeting, Cellceutix and FDA discussed data supporting advancement of Brilacidin into Phase 3, as well as the basic elements of a Phase 3 program in ABSSSI. This is the first Host Defense Protein (HDP) mimic to advance through Phase 2. Because HDP mimics, such as Brilacidin, represent an entirely new class of antibiotics, there is no potential cross-resistance with currently marketed antibiotics, and due to its unique mechanism of action, resistance to Brilacidin is unlikely to develop. For this and other reasons, such as its high activity against methicillin-resistant Staphylococcus aureus (a leading cause of ABSSSI), Brilacidin received designation as a Qualified Infectious Disease Product (QIDP) in November 2014. The QIDP designation was established as part of the Generating Antibiotic Incentives Now (GAIN) Act, passed by the U.S. Congress in July 2012, for the purpose of encouraging pharmaceutical companies to develop new antimicrobial drugs to treat serious and life-threatening infections. Receiving QIDP designation means that Brilacidin is now eligible for additional FDA incentives in the approval and marketing path, including Fast Track designation and Priority Review for development and a five-year extension of market exclusivity.

The Phase 3 ABSSSI program would include two Phase 3 ABSSSI studies, as required by FDA Guidance (October 2013), of approximately 700 subjects in each study. The two studies may enroll subjects simultaneously. In addition, the first study would include an interim analysis after a portion of the patients has been enrolled. This would provide an early assessment of both safety and efficacy.

We had submitted our Phase 3 protocol under a Special Protocol Assessment (“SPA”) request to the FDA. A SPA is a written agreement between the U.S. Food and Drug Administration (FDA) and a drug sponsor detailing the clinical trial design, endpoints and other clinical trial facets that can be used to support regulatory approval, thereby potentially reducing the risk of bringing a drug to market. Obtaining SPA designation from the FDA is an important step as it reinforces the potential of a promising drug in clinical development. The SPA agreement delineates key statistical and clinical endpoint requirements, streamlining the process toward a product gaining FDA approval should the agreed upon criteria and outcomes be met. The SPA process itself can be iterative in nature. In fact, according to industry data, 78 percent of SPAs require multiple review cycles and an average of three months to finalize the SPA.

The Phase 3 protocol SPA request included specific questions from Cellceutix to facilitate a meaningful dialogue with the FDA on the proposed study design. We have received from the FDA comments and considerations for incorporation into our study design. We are now preparing our response. Additional rounds of review may occur, which can extend the review period and be beneficial in reaching agreement with the FDA on design elements. Based on the FDA’s feedback, we may reach final agreement with FDA or may decide to incorporate the advice into the design of the Phase 3 clinical study without undergoing additional rounds of review. FDA’s assessment of the SPA request, and all related feedback, are valuable in the development of Brilacidin for ABSSSI. Contingent upon the outcome of the forgoing SPA request, a U.S. and international study [may] be initiated.

Compound: Brilacidin

Disease: Oral Mucositis (OM)

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

The Company is engaged in a clinical trial titled a "Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy". Trial recruitment is slower then what was projected by the hospitals we engaged. We believe this is happening because there are numerous competing trials for a limited patient population of head and neck cancer patients who meet the strict trial inclusion and exclusion requirements. To help hasten the completion of the study we have replaced our previous contract research organization (CRO) with another that has a proven track record in clinical trials for this indication. In addition, we brought on Dr. Steven Sonis, an expert in the treatment of OM, as an advisor, and are engaged in the opening of additional sites, to hasten completion of this trial.

OM represents a great area of unmet medical need and is potentially a very important and valuable asset in the Brilacidin development program.

Compound: Brilacidin

Disease: Inflammatory bowel disease (IBD), Ulcerative Proctitis / Colitis

Given its unique immunomodulatory properties, we have also identified inflammatory bowel disease (IBD), and inflammatory gastrointestinal (GI) diseases as an indication for treatment with Brilacidin. We are now engaged in an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of mild to moderate ulcerative proctitis (UP) / ulcerative proctosigmoiditis (UPS) in Europe.

The primary objective of the P-o-C trial is to assess the frequency of clinical and endoscopic remission with Brilacidin administered per rectum in subjects with active UP or UPS after 6 weeks of treatment. Secondary objectives include evaluation of safety and tolerability of Brilacidin when administered per rectum, evaluation of clinical remission at Week 2 and Week 4, assessment of systemic exposure and/or pharmacokinetics of Brilacidin when administered per rectum, assessment of the efficiency of Brilacidin by biomarker evaluation of biopsy samples for interleukin (IL)-6 and IL-1beta, and estimation of statistical power for subsequent trial(s) in UP and UPS.

The P-o-C trial will include 18 patients divided evenly into three cohorts. Cohort A is receiving 50 milligrams (mg) of Brilacidin once daily for 42 days. Dosing will be increased to 100mg and 200mg once daily for 42 days for Cohort B and Cohort C, respectively. Endoscopic evaluation of the rectum and mucosa up to 40 cm from the anal verge will be performed at screening and at the end of treatment/Day 42 (± 3 days). Per protocol, a safety committee will review safety and retention data (clinical laboratory findings, vital signs and adverse events) after 21 days of therapy for all six patients in each cohort before proceeding with initiating enrollment in the subsequent cohort.

The trial is using Brilacidin in a water base administered by enema. However, a commercial product will need a different formulation (i.e. Brilacidin in foam). Additional formulation development is needed for each indication.

Compound: Brilacidin or Other HDP Mimics

Disease: Hidradenitis Suppurativa

Again, due to the unique immunomodulatory properties of the HDP mimics, along with inherent antimicrobial activity, the Company has plans to conduct a Phase 2 clinical trial of topical HDP mimic for the treatment of hidradenitis suppurativa (HS). Also known as acne inversa, HS is a chronic and debilitating inflammatory skin disease characterized by recurrent abscesses and formation of sinus tracts, typically where skin rubs together, such as the armpits, groin, between the buttocks and under the breasts. First described 176 years ago, there still is no cure and only limited effective treatment options. Reports of prevalence range widely from approximately one-half a percent up to approximately four percent of the general population. HS presents in many forms, and though considered an inflammatory condition, bacteria may play a role. In fact, studies have shown a number of hard-to-treat bacterial species are commonly isolated from HS lesions--bacteria our novel compounds are active against. Cellceutix completed a pre-IND meeting with the FDA for initiating an HS clinical trial. The Company plans to advance this program upon review of results in our clinical oral mucositis trial and UP trial.

Compound: Brilacidin or Other HDP Mimics

Topical Applications, Otic Infections and Related Formulation Work

The Company has made a significant breakthrough in the formulation of Brilacidin. Previously, Brilacidin could only be stored in a refrigerated state. The Company has now developed a formulation of Brilacidin to be stable at room temperature. However, further formulation work is still needed for each indication. Upon developing optimal formulations, the Company plans to advance these drugs into the clinic.

Cellceutix is conducting preclinical experiments on topical Brilacidin for use in ear-related infections, such as otitis externa or draining otitis media. Studies are now ongoing at a major U.S. university with significant expertise in ototoxic studies. Should these studies be successful, the Company will plan for clinical trials. We believe there is a significant financial opportunity in pursuing this market as there is an unmet medical need for an otic drug to treat MRSA infections. We are less likely to be effected by generic competition due to Brilacidin’s MRSA and anti-inflammatory properties.

Other Compounds Owned by Cellceutix

Set forth below are other compounds owned by the Company and the associated diseases that may be studied in connection with the compounds. Please note that development of these compounds is on hold while the Company focuses its resources on its lead compounds and current clinical trials.

•	KM 391, autism;

•	KM 277, arthritis;

•	KM 278, arthritis/asthma;

•	KM 362, MS/ALS/Parkinsons;

•	KM-3174, cancer; and

•	KM-732,hypertensive emergency.

Advancing the Platform and Developing Compounds with Activity Against Gram-Negative Bacteria and Fungi

Also in our antibiotic/antifungal portfolio, we are actively testing several of our compounds both in house and through research grants at major universities. In the Gram-negative program, our lead compounds are active in laboratory testing against some of the most problematic pathogens, such as Pseudomonas, Klebsiella, E. coli and Acinetobacter. We have compounds active against drug-susceptible strains as well as multi-drug resistant strains that produce Klebsiella pneumoniae carbapenamase (KPC). These are also called carbapenem-resistant Enterobacteriaceae (CRE). CRE has been identified by the Centers for Disease Control (CDC) as an “urgent threat” to public health. Importantly, several of our compounds have been shown to be active against CRE in the laboratory. These results were reported in an oral presentation at the European Society of Clinical Microbiology and Infectious Diseases (ECCMID) in Copenhagen in May 2015.

In our anti-fungal program, we have identified a series of HDP mimics that are highly active against Candida species and exhibit very low cytotoxicity against mammalian cell types. Additional studies of our HDP mimics suggest possible new treatments for other fungal pathogens, including Aspergillus strains.

Other

In addition to their antimicrobial activity, we are evaluating the use of current and future host defense protein (HDP) mimics for disorders of barrier function, where the innate immune system plays a vital role. For these disorders, the goal is to exploit the anti-inflammatory and anti-biofilm properties to restore and maintain healthy skin and mucous membranes, and to treat refractory biofilm-related infections on natural and artificial surfaces. This would include inflammatory or trauma-related conditions of the skin, eyes, GI tract, and respiratory mucosa; exacerbations of chronic bronchitis and cystic fibrosis; and infections of catheters, valves, and prosthetic joints

Recent Developments

On June 27, 2016, Arthur P. Bertolino, MD, PhD, MBA, joined Cellceutix as President and Chief Medical Officer. Dr. Bertolino is a leading pharmaceutical executive with over fifteen years of domestic and international drug development and management experience. Dr. Bertolino’s responsibilities include, but are not limited to, day-to-day operations for all aspects of the Company, including pipeline development, cohesion of clinical and business strategies, team building and exploration of partnering opportunities.

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

Categories:

1.	Brilacidin, and related compounds

2.	Arylamide and Salicylamide compounds

3.	Anti-microbial compounds (including anti-Gram negative compounds)

4.	Kevetrin and related compounds

5.	Prurisol and related compounds

Patent Title	Status	Description
Polycationic Compounds And Uses Thereof	United States: issued 07/31/12 and 08/13/13 Patents Expire: 2025

Category 2

Arylamide compounds, compositions, methods of inhibiting angiogenesis, and methods of antagonizing heparin; Salicylamide compounds, compositions, methods of antagonizing heparin, and methods of inhibiting anti-Factor Xa

Ophthalmic And Otic Compositions Of Facially Amphiphilic Polymers And Oligomers And Uses Thereof

United States: issued 11/24/15;

Europe: issued 03/04/15;

Japan: issued 04/04/14, and 05/15/15;

Australia: issued 11/28/13;

China: issued 12/07/11 and 10/01/14;

Pending: Canada and India

Patents Expire: 2027

Category 1 Brilacidin compound, compositions, and methods of treating bacterial ophthalmic infections

Synthetic Mimetics Of Host Defense And Uses Thereof

United States: issued 10/02/12 and 03/10/15;

Taiwan: issued 04/01/15;

Australia: issued 11/28/13;

China: issued 01/08/14;

Mexico: issued 09/28/12;

Russia: issued 01/27/15;

Ukraine: issued 03/25/14

Pending: Brazil, India, Mexico

Patents Expire: 2029 and 2030

Category 1 Brilacidin enantiomer, compositions and formulations, and methods of preparation of enantiomer; Methods of preparation of Brilacidin

Compounds For Use In Treatment Of Mucositis

United States: issued 08/12/14 and 10/13/15; allowed 05/19/16;

Japan: issued 11/06/15;

Taiwan: issued 2/11/16;

China: issued 04/20/16;

South Africa: issued 04/29/15

Pending: United States, Europe, Australia, Brazil, Canada, Israel, Mexico, Russia, South Korea, and Ukraine

Patents Expire: 2032

Category 1 Methods of treating mucositis with Brilacidin and related compounds, and compositions of Brilacidin and palifermin

Compounds And Methods For Treating Candidiasis And Aspergillus Infections[1]	United States: issued 11/25/14 Pending: United States	Category 3 Methods of killing or inhibiting the growth of a Candida or Aspergillus species or preventing or treating a mammal having oral or disseminated candidiasis or an aspergillus infection

Cyclic Compounds And Methods Of Making And Using The Same[2]	United States: allowed	Category 3 Cyclic compounds, compositions, methods of inhibiting the growth of a bacteria, and method of treating a mammal having a bacterial infection

Methods Of Preparing Carbocyclic Nucleosides	United States: provisional pending	Category 5 Methods of preparing Prurisol

Facially Amphiphilic Polymers As Anti-infective Agents[3]

United States: issued 02/06/07; 11/18/14

Australia: issued 04/05/07; 04/12/07

Canada: issued 07/16/13

China: issued 07/01/09; 07/02/14

Europe: issued 09/17/08; 05/25/11

Japan: issued 08/15/08

South Korea: issued 06/03/09; 06/16/09

Patents Expire: 2022

Category 1 & 3 - Brilacidin and related compounds; anti-microbial surfactants and related compounds

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

Patents Expire: foreign (2024);

United States (2027)

Category 1 & 2

Nitrile Derivatives and their Pharmaceutical Use and Compositions

United States patent issued 12/25/2012

Patent Cooperation Treaty (PCT) - filed

National Phase entered

Other patents allowed or issued: Canada, China,

Indonesia, Japan,

Korea (2 divisional applications), Mexico, New Zealand, South Africa, Ukraine

Other Applications filed arising from PCT: Australia, Brazil, Chile, Europe, Eurasian Patent Convention, India, Israel, South Korea, Malaysia, Mexico

(divisional), Singapore,

Thailand, United Arab Emirates

Other applications filed independent of PCT: Argentina, Bangladesh, Hong Kong, Pakistan, Taiwan, Venezuela

Patents expire: 2030

Category 4 - Kevetrin and related compounds

Carbocyclic Nucleosides And Their Pharmaceutical Use And Compositions

United States - filed

Patent Cooperation Treaty - filed

National Phase entered

Other Patent Applications filed arising from PCT: Australia (Granted), Brazil, Canada (Allowed), China, Europe, Eurasian Patent Convention, India, Israel, Japan (Granted), South Korea, Malaysia, Mexico, South Africa (Granted), Singapore, Thailand,

Other Patent Applications filed independent of PCT: Argentina, Bangladesh, Hong Kong, Pakistan, Taiwan (Granted)

Patents expire: 2032

Category 5 - Prurisol and related compounds

We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

Impairment of Patents

In the latter part of April 2016, the Company wrote off its patent rights to Delparantag. Delparantag was acquired by Cellceutix in the purchase of assets from the Polymedix Estate. The Company believes the compound which had clinical activity but also safety concerns in a prior clinical trial by Polymedix, is now a low priority compound for further development among the compounds in the Company’s portfolio. The decision by management was made after factoring in today’s regulatory and litigious climate. The Company recorded impairment loss on the patent costs of Delparantag and for various patents totaling approximately of $648,000 (i.e. the cost of $782,000 less $134,000 of accumulated amortization) in the fourth quarter of its fiscal year end June 30, 2016.

Payments Related to Assignment of Compounds

The Company has been assigned all rights, title, and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, Prurisol, KM 362, KM 3174, KM 732, and KM-391. The Company agreed to pay the assignors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, the Company’s Director, CSO, and principal shareholder. With regard only to Kevetrin, the allocation of the 5% of net sales would be as follows: 2% to Dr. Menon (President), 2% to an unaffiliated third party, and 1% to Leo Ehrlich, our CEO. With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S.

MANUFACTURING

The Company does not intend to establish manufacturing capabilities or facilities to produce its drug product candidates (compounds) in the near or mid-term. The Company believes it can contract with third parties for the manufacturing of its investigational compounds at sites registered with the FDA and contract with third-party scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. Such studies generally must be completed prior to filing an IND with the FDA, and an IND is necessary to begin the human safety and efficacy trials of its compounds (Phase 1, 2 and 3).

GOVERNMENT REGULATION

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations, govern the testing, development, manufacture, quality control, distribution, safety, effectiveness, labeling, storage, record keeping, reporting, approval, advertising and promotion, and import and export of our investigational products. Failure to comply with FDA requirements may result in enforcement action, including warning letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. Although the discussion below focuses on regulation in the United States, which is our primary initial focus, we anticipate seeking approval to market our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.

Development and Approval

Product development and the product approval process are very expensive and time consuming, and we cannot be certain that the FDA will grant approval for any of our drug product candidates on a timely basis, if at all. Under the FDCA, the FDA must approve any new drug before it can be sold in the United States. The general process for obtaining FDA approval of a drug is as follows:

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

We submit this preclinical data and other information to the FDA in an IND. Human clinical trials cannot commence until an IND application is submitted and becomes effective. Based on the data and information contained in the IND, the FDA must determine whether there is an adequate basis for testing the drug candidate in initial clinical studies in human volunteers. Unless the FDA raises concerns, the IND becomes effective 30 days following its receipt by the FDA.

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

The FDA may reject an application because, among other reasons, it believes that the drug is not safe enough, or effective enough, or because it does not believe that the data submitted are reliable or conclusive. FDA may interpret data differently than the sponsor. Obtaining regulatory approval often takes a number of years, involves the expenditure of substantial resources, and depends on a number of factors, including the nature of the disease or condition the drug is intended to address, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

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

Hatch-Waxman Act

Drugs that are approved for commercial marketing in the U.S. under an NDA are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, known as the “Hatch-Waxman Act.” The Hatch-Waxman Act established two abbreviated approval pathways, including the 505(b)(2) pathway, for drug products that are in some way follow-on versions of already approved NDA products. We are utilizing advantages in this 505(b)(2) pathway for the development of Prurisol. In addition, the Hatch-Waxman Act provides companies with marketing exclusivity for new chemical entities, allows companies to apply to extend for up to five additional years of patent term lost during product development and FDA review of an NDA, and provides for a period of marketing exclusivity for products that are not new chemical entities if the NDA (or supplemental NDA) contains data from new clinical investigations that were necessary for approval. It also provides a means for approving generic versions of a drug product once the marketing exclusivity period has ended and all relevant patents have expired or have been successfully challenged and defeated. The laws of other key markets likewise create both opportunities for exclusivity periods and patent protections and the possibility of generic competition once such periods or protections have either expired or have been successfully challenged by generic entrants.

Orphan Drug Exclusivity

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. In November 2014, the FDA granted orphan drug designation to Kevetrin for use in the treatment of ovarian cancer. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug candidate that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

Pediatric Exclusivity

Section 505A of the FDCA provides for six months of additional exclusivity if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be safe and effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection that cover the drug are extended by six months.

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

EMPLOYEES

As of June 30, 2016, the Company had 15 employees. Dr. Arthur P. Bertolino (President and CMO), entered into an employment agreement with the Company on June 27, 2016 as reported on form 8-K, filed on July 1, 2016. The Company also conducts its operations using contractors and consultants.

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

We currently have an approximate $6 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $19 million in the upcoming twelve (12) months to operate our business in accordance with our business plans and budgets.

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

We may be unable to secure this amount of financing on terms and conditions acceptable to the Company. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and clinical trials for Kevetrin, Prurisol, and Brilacidin. This will delay:

•	research and development programs;

•	preclinical studies and clinical trials;

•	material characterization studies, regulatory processes;

•	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may require will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;

•	progress, timing and scope of our preclinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;

•	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

•	time and cost necessary to respond to technological and market developments;

•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

•	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent and other contractual commitments, may increase in the future, as we may:

•	enter into leases for new facilities and capital equipment;

•	enter into additional licenses and collaborative agreements; and

•	incur additional expenses associated with being a public company.

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

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Our drug candidates are in early stages of development, and our most advanced drug candidate has completed Phase 2 testing. Further development and extensive testing will be required to determine their technical feasibility and commercial viability.

Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use, and we may spend several years completing certain trials. The time within which we can complete our clinical trials depends in large part on the ability to enroll eligible patients who meet the enrollment criteria and who are in proximity to the trial sites. We face competition with other clinical trials for eligible patients. As a result, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. We are now experiencing these issues in our oral mucositis clinical trial.

At any time, we, the FDA or an IRB, may temporarily or permanently stop a clinical trial, for a variety of reasons. We may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

•	failure to achieve clinical trial results that indicate a candidate is effective in treating a specified condition or illness in humans;

•	presence of harmful side effects;

•	determination by the FDA that the submitted data do not satisfy the criteria for approval;

•	lack of commercial viability of the drug;

•	failure to acquire, on reasonable terms, intellectual property rights necessary for commercialization; and

•	existence of alternative therapeutics that are more effective.

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

We are now engaged in the reformulation of Kevetrin based on PK data we learned during our now completed Phase 1 study. PK results indicated that with the current dose regimen, Kevetrin is almost completely out of plasma within 24 hours. Therefore, little drug remains for any substantial period of time afterwards. Having the patient receive multiple IV infusions per week is difficult for the patient. Therefore, other formulations for Kevetrin are being studied including oral and extended release. There is no assurance we will be successful in developing a new formulation.

We are using Brilacidin in a water base, administered by enema, in our ulcerative proctitis study. However, a commercial product will need a different formulation (i.e. Brilacidin in foam). Additional formulation development is needed. There is no assurance we will be successful in developing a new formulation for possible commercialization.

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

We have engaged FDA with a Special Protocol Assessment (SPA) request for our planned Phase 3 clinical study of Brilacidin for treating ABSSSI. Failure to achieve an SPA agreement with FDA increases the risk of conducting a Phase 3 study and obtaining FDA approval for its commercialization, even if the study is successful by meeting the study endpoints at its conclusion.

We have completed an End-of-Phase 2 (“EOP2”) meeting with the FDA. We have submitted our Phase 3 protocol under an SPA request to the FDA. The request included specific questions to facilitate a meaningful dialogue with the FDA on the proposed study design. We have received from the FDA comments and considerations for incorporation into our study design and we are now preparing our response. Additional rounds of review may occur, which can extend the review period and be beneficial in reaching agreement with the FDA on design elements. Based on the FDA’s feedback, we may reach final agreement with the FDA or may decide to incorporate the advice into the design of the Phase 3 clinical study without undergoing additional rounds of review. The FDA’s assessment of the SPA request, and all related feedback, are valuable in the development of Brilacidin for ABSSSI. Contingent upon the outcome of the foregoing SPA, a U.S. and international study will be initiated. The Company can offer no assurance that an SPA agreement will be reached with the FDA, and if this were not to occur, which would substantially increase the risk of Brilacidin for ABSSSI drug development.

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

Sales outside the United States of products that we may develop will also be subject to additional regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources.

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

Our drug candidates Kevetrin, Prurisol and Brilacidin will require lengthy and costly studies in humans to obtain approval from the FDA before they can be marketed. We cannot predict with any certainty that the study results will be satisfactory to the FDA for approval to ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated.

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

Even if we were to receive regulatory approval for our psoriasis product candidate Prurisol, we expect an approval to include a boxed warning requiring screening for the HLA-B*5701 allele, which is a readily available test, to reduce the risk in patients of potential abacavir hypersensitivity reactions. Products with boxed warnings are subject to more restrictive regulations than products without such warnings. Boxed restrictions would make it more difficult to market Prurisol, and the added regulation could require us to expend resources that we may not have, which could delay or prevent commercialization of that product and in turn, could have a materially adverse effect on our business.

Even if we obtain regulatory approvals, our marketed drug candidates will be subject to ongoing regulation. If we fail to comply with U.S. and foreign regulations, we could be subject to adverse consequences, including loss of our approvals to market these drugs, and our business would be seriously harmed.

Following any initial regulatory approval of any of our drug candidates, we will also be subject to continuing regulation of the manufacture, labeling, storage, recordkeeping, reporting, distribution, advertising, promotion, marketing, sale, import, and export of those drugs. Such regulation includes review of adverse experiences and the results of any clinical trials completed after our drug candidates are made commercially available, including any post marketing requirements that were required as a condition of approval. The contract manufacturers that make any of our drug candidates will also be subject to periodic review and inspection by the FDA. If our products, if approved, or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; or seek other monetary or injunctive remedies, or impose civil or criminal penalties. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drugs ourselves, including reliance on the third-party manufacturer for regulatory compliance.

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

We depend upon the efforts and abilities of our management team. Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Dr. Krishna Menon, Chief Scientific Officer, presently have no employment agreement with the Company and their annual salary is $465,850. Until new employment agreements are entered into, we will continue paying salaries at this rate per annum.

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

For example, with respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline. Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline. The same is true for our compounds Prurisol and Brilacidin. Numerous drugs are already FDA approved for the treatment of psoriasis and ABSSSI. Although there is presently no drug approved for the prevention and treatment of oral mucositis for head and neck cancers, there are numerous clinical trials in progress and Kepivance is approved for limited use patients with hematologic malignancies

Our competition will be determined in part by the potential indications for which our investigational drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drugs or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs; complete pre-clinical testing, clinical trials, and approval processes; and supply commercial quantities to market are likely to be important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

The successful development of biopharmaceuticals is highly uncertain. A variety of factors, including, but not limited to, unfavorable pre-clinical study results or failure to obtain regulatory approvals, could cause us to abandon development of our drug candidates, which could also cause us to cease operations and you may lose your entire investment.

We face certain litigation risks that could harm our business.

A complaint entitled O’Connell v. Cellceutix Corp. et al. (No. 1:15-cv-07194) was filed in the United States District Court for the Southern District of New York in September 2015 against the Company and its officers alleging that the defendants made materially false and misleading statements, and omitted materially adverse facts, about the Company's business, operations and prospects. On June 9, 2016, the U.S. District Court for the Southern District of New York granted the Company’s motion to dismiss the lawsuit. The ruling dismissed all claims against Cellceutix, denied the plaintiff's request to file an amended complaint, and ordered that the case be closed. The action was subject to a potential appeal which was withdrawn on September 2, 2016.

An unfavorable outcome or settlement of any similar stockholder lawsuits that may be filed against us could have a material adverse effect on our financial position, liquidity or results of operations. Even if this lawsuit is not resolved against us, the uncertainty and expense associated with an unresolved lawsuit could adversely impact our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The continued costs of defending this lawsuit could be significant. While we maintain directors’ and officers’ liability insurance that we believe to be applicable to this claim, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part. The continued defense of this lawsuit may also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

We have applied to uplist our common stock to the Nasdaq Capital Market. The Nasdaq Capital Market may not list our securities for quotation which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have applied for our common stock to be listed on the Nasdaq Capital Market, a national securities exchange. In order to list on the Nasdaq Capital Market, we must meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares, price per share, and distribution requirements. At the present time we do not meet the requirement of minimum price per share. We cannot assure you that we will be able to meet the listing requirements. If the Nasdaq Capital Market does not list our common stock for trading on its exchange, we could face significant material adverse consequences, including:

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

As of June 30, 2016, the closing price of our Class A Common Stock, as quoted on the OTC, was $1.39. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2016, our directors and executive officers own or control approximately 21% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten (10) votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one (1) vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of June 30, 2016 we had 123,589,536 shares of Class A Common Stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 47%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

As of June 30, 2016, 37,900,346 shares of the 123,589,536 outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 11.5 million shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 3. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to the information set forth in Note 9 “Commitment and contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock symbol is “CTIX” and is quoted on the OTCQB.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	3.65	1.32	3.03	1.60
Second Quarter	1.96	0.94	4.93	2.70
Third Quarter	1.92	0.95	4.74	2.79
Fourth Quarter	1.87	1.30	3.38	2.27

Number of Shareholders

As of August 2, 2016, a total of approximately 124 million shares of the Company’s common stock are outstanding and held by approximately 67 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

(Rounded to nearest thousand, except shares and for per share data):

	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FIVE YEARS ENDED JUNE 30
	2016	2015	2014	2013	2012

Revenues	$-	$-	$-	$-	$-
Net loss	$(12,852,000)	$(13,145,000)	$(8,247,000)	$(3,224,000)	$(4,894,000)
Net loss attributable to common stockholders (a)	$(12,852,000)	$(13,145,000)	$(10,227,000)	$(3,436,000)	$(4,960,000)
Basic and diluted loss per common share
-Basic	$(0.11)	$(0.11)	$(0.10)	$(0.04)	$(0.06)
-Diluted	$(0.11)	$(0.11)	$(0.10)	$(0.04)	$(0.06)
Weighted average common shares outstanding	119,908,145	115,087,368	105,044,985	94,980,552	90,159,045

	CONSOLIDATED BALANCE SHEET DATA
	AS OF JUNE 30,
	2016	2015	2014	2013	2012

Total assets	$11,445,000	$14,319,000	$10,852,000	$2,970,000	$28,000
Total debt	$8,481,000	$7,295,000	$9,646,000	$8,140,000	$7,654,000
Total equity	$2,964,000	$7,024,000	$1,206,000	$(5,170,000)	$(7,626,000)

(a)Net loss attributable to common stockholders represents our net loss plus deemed dividends. Other than deemed dividends of $1,980,000, $212,000 and $66,000 in fiscal year 2014, 2013 and 2012, respectively, the net loss attributable to common stockholders was equal to our net loss.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2016 refers to the fiscal year ended June 30, 2016.

Management’s Plan of Operation

The Company devotes most of its efforts and resources on its compounds already in clinical trials. These trials are evaluating our drug candidates: Kevetrin for the treatment of cancers, Prurisol for the treatment of psoriasis, and Brilacidin for treatments of skin infections, prevention of oral mucositis complicating chemoradiation treatment for cancer, and ulcerative proctitis. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

At this time the Company is focusing its research and development efforts on Kevetrin, Prurisol, Brilacidin, and to a lesser extent on our other anti-bacterial and anti-fungal compounds. Set forth below is an overview our research and development efforts on Kevetrin, Prurisol and Brilacidin during fiscal 2016 and through the date of this Annual Report on Form 10-K:

•	Kevetrin. During fiscal 2016, the first-in-human clinical trial evaluating the safety and pharmacokinetics of Kevetrin was completed at Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center. The study enrolled a total of 48 patients, who had failed previous therapies, with various types of advanced solid tumors, including 11 patients with advanced ovarian cancer. A dose-escalation design was used with patients enrolled in 11 cohorts with the maximum dose administered at 750 mg/m2. Kevetrin appeared to be safe and well-tolerated, with no dose-limiting toxicities occurring among patients who received even the highest dose of Kevetrin. Cellceutix is currently preparing for a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer, which is anticipated to start in the fourth quarter of calendar 2016. The main objective of this trial focuses on confirming the modulation by Kevetrin of p53 in tumors, as well as monitoring response of tumors to the treatment. During fiscal 2016, Cellceutix’s expenditures on Kevetrin were approximately $0.6 million.

•	Prurisol. The Company completed an initial Phase 2 trial of oral Prurisol for mild to moderate plaque psoriasis. After a detailed analysis, the data showed that the most robust response to Prurisol was in patients with moderate psoriasis in the trial’s highest dosing arm (200mg), with no serious adverse events reported. Benefits were apparent by two weeks and showed further improvement by the end of the study at 12 weeks. Cellceutix has begun preparing for a Phase 2b trial of Prurisol for patients with moderate to severe plaque psoriasis in order to better define appropriate dosing to achieve greatest clinical responses. The Company expects to initiate the Phase 2b trial in the third or fourth quarter of calendar 2016 with interim analysis top-line results expected in the second quarter of 2017. During fiscal 2016, Cellceutix’s expenditures on Prurisol were approximately $1.8 million. We expect our expenditures on Prurisol to increase for the fiscal year ended June 30, 2017.

•	Brilacidin. In February 2016, Cellceutix submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We have received from the FDA comments and considerations for incorporation into our study design, and we are now preparing our response. In addition, multiple other trials of Brilacidin remain ongoing, including a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of ulcerative proctitis (UP) or ulcerative proctosigmoiditis (UPS). During fiscal 2016, Cellceutix’s expenditures on Brilacidin were approximately $3.4 million.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon our accompanying consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3 to the consolidated financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying Notes to consolidated financial statements describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

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

Valuation of Equity Grants

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

Income Tax Valuation

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the consolidated financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our Proprietary Programs. We expect that our general and administrative expenses will also increase in the future as we expand our business development, by adding employees, consultants, additional infrastructure and incurring other additional costs. Based upon our expected rate of expenditures over the next 12 months, we currently expect to have sufficient cash reserves and financing available to us to meet all of our anticipated obligations through our fiscal year end of June 30, 2017.

Revenue

We generated no revenue and incurred operating expenses of $12.7 million, $13.0 million and 8.0 million for the years ended June 30, 2016, 2015 and 2014, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$	%	$	%
Clinical studies and development research	6,671,000	7,897,000	4,815,000	(1,226,000)	(16)%	3,082,000	64%
Stock-based compensation - consultants	188,000	55,000	389,000	133,000	242%	(334,000)	(86%)
Officers' payroll and payroll tax expenses related to R&D department	433,000	876,000	413,000	(443,000)	(51)%	463,000	112%
Employees payroll and payroll tax expenses related to R&D department	1,208,000	969,000	438,000	239,000	25%	531,000	121%
Stock-based compensation-COO	33,000	230,000	-	(197,000)	(86)%	230,000	0%
Stock-based compensation- Employee	-	103,000	-	(103,000)	(100)%	103,000	0%
Depreciation and amortization Expenses	419,000	401,000	289,000	18,000	4%	112,000	39%
Total	8,952,000	10,531,000	6,344,000	(1,579,000)	(15)%	4,187,000	66%

Fiscal 2016 compared to Fiscal 2015 -Research and development expenses for proprietary programs decreased during the year ended June 30, 2016 primarily due to lower spending on our ABSSSI program, which trial was completed in early 2015.

The Stock-based compensation- consultants increased during the year ended June 30, 2016 primarily related to the increase in stock-based compensation to consultants to incentivize our consultants with stock awards rather than monetary compensation.

The Officers' payroll and payroll tax expenses related to R&D department decreased during the year ended June 30, 2016 primarily related to the decrease in payroll paid to our Chief Operations Officer of approximately $211,000 who joined in 2014 and resigned on August 8, 2015 and a decrease in year-end bonus of $225,000 paid to our executive officers in 2015.

The Employees payroll and payroll tax expenses increased primarily related to the increases in the number of employees in our research and development department.

The Stock-based compensation - COO decreased during the year ended June 30, 2016 primarily related to the decrease in stock-based compensation to our executive officers in 2016.

The Stock-based compensation- Employee decreased during the year ended June 30, 2016 primarily related to the decrease in year-end bonus paid to employee.

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

Fiscal 2015 compared to Fiscal 2014 - Research and development expenses for proprietary programs increased during fiscal 2015 primarily due to higher spending on our ABSSSI Trial, Brilacidin Trial and Oral Mucositis Trial programs. In addition, the increase in officers’ payroll was primarily due to an increase in payroll paid to our newly hired Chief Operations Officer (“COO”) and year-end bonus. The increase in employees payroll was primarily due to an increase in the number of employees for our research and development department and year-end bonus.

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

	For the Years Ended
	June 30,			Change		Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$	%	$	%
Insurance Expense	$499,000	$249,000	$107,000	250,000	100%	142,000	133%
Patent expenses	37,000	102,000	154,000	(65,000)	(64)%	(52,000)	-34%
Impairment loss - patents	648,000	-	-	648,000	-	-	-
Rent and Utility Expense	262,000	273,000	198,000	(11,000)	(4)%	75,000	38%
Other G&A	500,000	553,000	413,000	(53,000)	(10)%	140,000	34%
Total	$1,946,000	$1,177,000	$872,000	769,000	65%	305,000	35%

Fiscal 2016 compared to Fiscal 2015 - General and administrative expenses increased during fiscal 2016 primarily related to increase in impairment loss on the patent costs of Delparantag and various patents, D&O insurance and employee health insurance expenses and travel expenses for meetings for our clinical trials and to the FDA, to further develop our compounds.

Fiscal 2015 compared to Fiscal 2014 - General and administrative expenses increased during fiscal 2015 primarily related to increase in insurance expenses, rental expenses and travel, FDA and clinics expenses.

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ %		$ %
Officers' payroll and payroll tax expenses	$528,000	$801,000	$505,000	(273,000)	(34)%	296,000	59%

Fiscal 2016 compared to Fiscal 2015 - Officers' payroll and payroll tax expenses decreased during fiscal 2016 primarily related to a decrease in bonus paid. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Mr. Menon. The Company recorded 90% of annual payroll paid to Mr. Menon and his payroll tax expenses under Research and Development Expense.

Fiscal 2015 compared to Fiscal 2014 -Officers' payroll and payroll tax expenses increased during fiscal 2015 primarily related to the bonus of $250,000 paid to an officer as of the end of calendar year 2014 and a new hire of Dr. Alexander, our the Chief Operations Officer on October 20, 2014. However, on August 3, 2015, Dr. Alexander resigned from his position as Chief Operating Officer of the Company. The Company agreed that Dr. Alexander will transition to a part-time consultancy with the Company.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ %		$ %
Audit Fee, legal and professional fees	$1,228,000	$447,000	$317,000	781,000	175%	130,000	41%

Fiscal 2016 compared to Fiscal 2015 - Professional fees increased during fiscal 2016 primarily related to increase in legal fees and the one million stock options issued to a law firm for services, valued at approximately $432,000 on November 5, 2015.

Fiscal 2015 compared to Fiscal 2014 - Professional fees increased during fiscal 2015 primarily related to increase in legal fees and other consulting services related to S-3 filings, tax and SOX services.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$	%	$	%
Interest Income	$4,000	$4,000	$1,000	-	0%	3,000	300%
Sundry Income	-	9,000	-	(9,000)	(100)%	9,000	0%
Interest Expenses	(202,000)	(202,000)	(210,000)	-	0%	8,000	-4%
Total	$(198,000)	$(189,000)	$(209,000)	(9,000)	5%	20,000	10%

Fiscal 2016 compared to Fiscal 2015 - Other expense, net increased slightly during fiscal 2016 primarily related to the decrease in sundry income of $9,000. There was no change in interest expenses paid to the note payable - related party (see note 11).

Fiscal 2015 compared to Fiscal 2014 - Other expense, net decreased slightly during fiscal 2015 primarily related to the interest on settlement costs of $8,000 was paid in 2014. There was no change in interest expenses paid to the note payable - related party (see note 11).

Net Losses

We incurred net losses of $12.9 million, $13.2 million and $8.2 million for the years ended June 30, 2016, 2015 and 2014, respectively because of the above factors.

Net Losses Attributable to Common Stockholders

We have net losses attributable to common stockholders of $12.9 million, $13.2 million and $10.2 million for the years ended June 30, 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2016, we had approximately $6.3 million in cash and cash equivalents and $22 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital, compared to $8.4 million of cash and cash equivalents as of June 30, 2015. We anticipate that future cash expenditures will be approximately $17 million over the next 12 months, including approximately $13 million for clinical trials.

Management believes that our cash, cash equivalents and present financing arrangement with Aspire Capital as of June 30, 2016 will enable us to continue to fund operations in the normal course of business for at least the next 12 months. This assessment is based on current estimates and assumptions regarding our clinical development program and business needs. Actual results could differ materially from this projection. Also, we may plan to raise additional funds through the sales of debt and/or equity securities as needed.

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

Aspire Capital Agreement and Other Equity Issuances

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC - For the period from October 25, 2013 to March 31, 2015

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), and entered into a new Class A Common Stock Purchase Agreement (the “October 2013 Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital was committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the October 2013 Agreement. In consideration for entering into the October 2013 Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 for these 210,523 shares was fully amortized as the aggregate of $20,000,000 of our shares of Class A Common Stock was completed in March 2015. The amortized amount of $295,000 and $77,000 were debited to additional paid-in capital during the year ended June 30, 2015 and 2014, respectively.

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC - For the period from March 30, 2015 to Present

On March 30, 2015, the Company entered into a new common stock purchase agreement (the “March 2015 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the March 2015 Agreement. In consideration for entering into the March 2015 Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of $136,000 and $5,000 were debited to additional paid-in capital during the year ended June 30, 2016 and 2015. The unamortized portion is carried on the balance sheet as deferred offering costs and was $358,000 and $494,000 at June 30, 2016 and 2015, respectively.

During the period from March 30, 2015 to June 30, 2015, the Company had completed sales to Aspire totaling 100,000 shares of common stock generating gross proceeds of approximately $0.3 million relating to this $30 million purchase agreement.

During the year ended June 30, 2016, the Company had completed sales to Aspire totaling 5,700,000 shares of common stock generating gross proceeds of approximately $8.2 million relating to this $30 million purchase agreement. We have $22 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital. Other Equity Issuances were disclosed at Note 14.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2016, 2015 and 2014 (rounded to nearest thousand):

	Years Ended June 30,
	2016	2015	2014

Net cash used in operating activities	$(9,887,000)	$(13,071,000)	$(7,510,000)
Net cash used in investing activities	$(414,000)	$(459,000)	$(2,650,000)
Net cash provided by financing activities	$8,201,000	$16,952,000	$12,193,000
Net (decrease)increase in cash and cash equivalents	$(2,100,000)	$3,422,000	$2,033,000

Our operating activities used cash of $9.88 million, $13.07 million and $7.51 million in 2016, 2015 and 2014, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

In 2016, our investing activities used cash of $0.41 million, including the purchases of patents of $0.35 million. In 2015, our investing activities used cash of $0.46 million, including the purchases of property and equipment of $ 0.01 million and patents of $0.45 million. In 2014, our investing activities used cash of $2.65 million, including the purchases of property and equipment of $ 0.05 million and patents of $2.60 million.

Our financing activities provided cash of $8.20 million, $16.95 million and $12.19 million in 2016, 2015 and 2014, respectively.

In 2016, we raised approximately $8.20 million in net cash proceeds, including $8.17 million in net proceeds from the sale of 5.7 million shares of our common stock and $0.03 million from the exercise of stock options and warrants.

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

Requirement for Additional Working Capital

The Company plans to incur expenses of approximately $19 million over the next twelve months, including approximately $15 million for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing approximately $11 million (as per current management’s budgets) of our remaining financing available with Aspire Capital of approximately $20 million as of the date of this filing. Management believes that the amounts available from Aspire and under the Company’s effective shelf registration statement will be sufficient to fund the Company’s operations for the next 12 months.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2016 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years

Lease obligations(1)	$483,000	$214,000	$214,000	$55,000	$-
Total	$483,000	$214,000	$214,000	$55,000	$-

(1)	The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of approximately $18,000. The Company will receive $900 per month from the sublease of 200 square feet of space to Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of our Company, which is not included in the table above.

(2)	The Company has no contractual minimum commitments to Contract Research Organizations as of June 30, 2016. Services are billed to Cellceutix, when performed by the vendors.

Equity Transactions

From July 1, 2016 to September 12, 2016, the Company has generated additional proceeds of approximately $1,506,000 under the common stock purchase agreement with Aspire Capital from the sale 1,200,000 shares of its common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to consolidated financial statements and supplemental data immediately following the signature page hereto.

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

As of June 30, 2016, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of external consolidated financial statements in accordance with generally accepted accounting principles.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2016.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated financial statements

See Index to Consolidated financial statements and Supplemental Data immediately following the signature page hereto.

(b)	Exhibits

The exhibits, listed on the accompanying exhibit index that is set forth after the consolidated financial statements, are filed or furnished herewith or incorporated herein by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellceutix Corporation
(Registrant)

Date: September 12, 2016	By:	/s/ Leo Ehrlich
(Leo Ehrlich,
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 12, 2016
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Krishna Menon	President and Director	September 12, 2016
Krishna Menon

/s/ Barry Schechter	Director	September 12, 2016
Barry Schechter

/s/ Zorik Spektor	Director	September 12, 2016
Zorik Spektor

/s/ Mark R. Tobin	Director	September 12, 2016
Mark R. Tobin

CELLCEUTIX CORPORATION

All schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes.

Baker Tilly Virchow Krause, LLP One Penn Plaza, Ste 3000 New York, NY 10119 United States of America T: +1 212 697 6900 F: +1 212 626 6941 bakertilly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Cellceutix Corporation

Beverly, Massachusetts

We have audited the accompanying consolidated balance sheets of Cellceutix Corporation (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2016.  We also have audited Cellceutix Corporation's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cellceutix Corporation as of June 30, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Cellceutix Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

September 12, 2016

CELLCEUTIX CORPORATION

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2016 AND JUNE 30, 2015

(Rounded to nearest thousand except for per share data)

	June 30,	June 30,
	2016	2015
ASSETS
Current Assets:
Cash	$6,310,000	$8,410,000
Prepaid expenses and security deposits	350,000	347,000
Subscription receivable	26,000	12,000
Total Current Assets	6,686,000	8,769,000

Other Assets:
Patent costs - net	4,311,000	5,018,000
Property, plant and equipment -net	90,000	38,000
Deferred offering costs	358,000	494,000
Total Other Assets	4,759,000	5,550,000

Total Assets	$11,445,000	$14,319,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,502,000 and $1,686,000, respectively)	$3,528,000	$1,838,000
Accrued expenses - (including related party accruals of approx. $72,000 and $115,000, respectively)	97,000	593,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $2,777,000 and $2,777,000, respectively)	2,834,000	2,842,000
Note payable - related party	2,022,000	2,022,000
Total Current Liabilities	8,481,000	7,295,000

Total Liabilities	8,481,000	7,295,000

Commitments and contingencies (Note 9)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 123,589,536 and 117,763,508 issued and outstanding as of June 30, 2016 and 2015, respectively	12,000	12,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and 2015, respectively	-	-
Additional paid-in capital	56,969,000	48,177,000
Accumulated deficit	(54,017,000)	(41,165,000)
Total Stockholders' Equity	2,964,000	7,024,000

Total Liabilities and Stockholders' Equity	$11,445,000	$14,319,000

The accompanying notes are an integral part of these consolidated financial statements

CELLCEUTIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2016

(Rounded to nearest thousand except for shares and per share data)

	2016	2015	2014

Revenues	$-	$-	$-

Operating expenses:
Research and development expenses	8,952,000	10,531,000	6,344,000
General and administrative expenses	1,946,000	1,177,000	872,000
Officers' payroll and payroll tax expenses	528,000	801,000	505,000
Professional fees	1,228,000	447,000	317,000

Total operating expenses	12,654,000	12,956,000	8,038,000

Loss from operations	(12,654,000)	(12,956,000)	(8,038,000)

Other expenses
Interest income	4,000	4,000	1,000
Sundry income	-	9,000	-
Interest expense	(202,000)	(202,000)	(210,000)

Total other expenses, net	(198,000)	(189,000)	(209,000)

Loss before provision for income taxes	(12,852,000)	(13,145,000)	(8,247,000)
Provision for income taxes	-	-	-

Net loss	$(12,852,000)	$(13,145,000)	$(8,247,000)

Deemed dividends	-	-	(1,980,000)
Net loss attributable to common stockholders	$(12,852,000)	$(13,145,000)	$(10,227,000)

Basic and diluted loss per share attributable to common stockholders	$(0.11)	$(0.11)	$(0.10)

Weighted average number of common shares	119,908,145	115,087,368	105,044,985

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2016

(Rounded to nearest thousand, except for shares and per share data):

	Preferred Stock		Common Stock		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$0.001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2013	-	$-	100,456,068	$10,046	$14,868,000	$(19,773,000)	1,382,084	$(275,000)	$(5,171,000)
									-
Shares issued for assets of Polymedix at $1.93, net of $1.4 million Redeemable Common Stock liability	-	-	1,400,000	140	1,302,000	-	-	-	1,302,000
Issuance of stock options	-	-	-	-	109,000	-	-	-	109,000
Exercise of warrants	-	-	3,148,084	315	2,700,000	-		-	2,700,000
Shares sold to Aspire under December 2012 Agreement at $1.66-$1.94	-	-	3,204,537	320	5,617,000	-	-	-	5,618,000
Shares issued to employees for year ended bonus at $1.85 for 5,000 shares and $1.6 for 60,000 shares			65,000	7	105,000	-	-	-	105,000
Shares sold to Aspire under October 2013 Agreement at $1.64-1.82	-	-	2,500,000	250	4,154,000	-	-	-	4,155,000
Shares issued for offering cost at $1.77			210,523	21	373,000	-	-	-	373,000
Offering cost	-	-	-	-	(77,000)	-	-	-	(77,000)
Shares issued to consultants at $1.64-$2.09			160,000	16	305,000	-	-	-	305,000
Exercise of options	-	-	25,000	2	5,000	-	-	-	5,000
Issuance of stock warrants					29,000	-		-	29,000
Cancellation of treasury stock	-	-	(1,382,083)	(138)	(275,000)	-	(1,382,084)	275,000	-
Deemed dividends of $1,979,706	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(8,247,000)	-	-	(8,247,000)

Balance at June 30, 2014	-	$-	109,787,129	$10,979	$29,215,000	$(28,020,000)	-	$-	$1,206,000

Shares sold to Aspire under Oct 2014 Agreement at $1.62-4.21	-	-	6,390,379	639	15,845,000	-	-	-	15,846,000
Shares sold to Aspire under March 2015 Agreement at $2.95, net of financing cost $44,000	-	-	100,000	10	251,000	-	-	-	251,000
Offering cost	-	-	-	-	(299,000)	-	-	-	(299,000)

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2016

(Rounded to nearest thousand, except for shares and per share data):

	Preferred Stock		Common Stock		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$0.001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Expiration from Redeemable Common Stock liability	-	-	-	-	1,400,000	-	-	-	1,400,000
Exercise of warrants	-	-	941,000	94	756,000	-	-	-	756,000
Exercise of options	-	-	320,000	32	111,000	-	-	-	111,000
Shares issued to officer for bonus at $2.93	-	-	50,000	5	146,000	-	-	-	146,000
Stock options issued to employees for bonus at $2.93-$4.71	-	-	-	-	198,000	-	-	-	198,000
Shares issued to consultant for services at $2.56	-	-	15,000	2	38,000	-	-	-	38,000
Stock options issued to consultant for services	-	-	-	-	17,000	-	-	-	17,000
Shares issued as commitment fee, 3/30/2015 at $3.12	-	-	160,000	16	499,000	-	-	-	499,000
Net loss	-	-	-	-	-	(13,145,000)	-	-	(13,145,000)
									-
Balance at June 30, 2015	-	$-	117,763,508	$11,777	$48,177,000	$(41,165,000)	-	$-	$7,024,000

Shares sold to Aspire under April 2015 Agreement at $1.01 - $2.53 range	-	-	5,700,000	440	8,174,000	-		-	8,174,000
Offering cost	-	-	-	-	(135,000)	-	-	-	(135,000)
Exercise of options	-	-	74,000	7	40,000	-		-	40,000
Shares issued to consultant for services at $1.12-$2.49	-	-	52,028	4	86,000	-		-	86,000
Shares issued to officer as equity awards at $1.40	-	-	-	-	8,000	-		-	8,000
Stock options issued to consultant for services	-	-	-	-	555,000	-		-	555,000
Stock options issued to directors as compensation at $1.58					60,000	-		-	60,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	4,000	-		-	4,000
Net loss	-	-	-	-	-	(12,852,000)		-	(12,852,000)

Balance at June 30, 2016	-	$-	123,589,536	$12,228	$56,969,000	$(54,017,000)	-	$-	$2,964,000

The accompanying notes are an integral part of these consoldiated financial statements.

CELLCEUTIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2016

(Rounded to nearest thousand)

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,852,000)	$(13,145,000)	$(8,247,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	-	-	73,000
Common stock and stock options issued as payment for services compensation, services rendered and financing costs	713,000	400,000	548,000
Amortization of patent costs	404,000	394,000	285,000
Impairment of patent costs	648,000	-	-
Depreciation of equipment	16,000	10,000	4,000

Changes in operating assets and liabilities:
Prepaid expenses and security deposits	(3,000)	221,000	(563,000)
Accounts payable	1,690,000	(826,000)	815,000
Accrued expenses	(495,000)	257,000	(218,000)
Accrued officers' salaries and payroll taxes	(9,000)	(382,000)	(207,000)

Net cash used in operating activities	(9,887,000)	(13,071,000)	(7,510,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of fixed assets	-	-	24,000
Additions to property, plant and equipment	(68,000)	(9,000)	(43,000)
Patent costs	(346,000)	(450,000)	(2,631,000)

Net cash used in investing activities	(414,000)	(459,000)	(2,650,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	8,173,000	16,097,000	9,772,000
Payment of settlement liabilities	-	-	(284,000)
Exercise of stock options and warrants	28,000	855,000	2,705,000

Net cash provided by financing activities	8,201,000	16,952,000	12,193,000

NET (DECREASE) INCREASE IN CASH	$(2,100,000)	$3,422,000	$2,033,000

CASH - BEGINNING OF YEAR	8,410,000	4,988,000	2,955,000

CASH - END OF YEAR	$6,310,000	$8,410,000	$4,988,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$235,000	$366,000	$259,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Cancellation of treasury stock	$-	$-	$(275,000)
Deemed dividend - warrants	$-	$-	$1,980,000
Shares issued as deferred offering costs	$-	$499,000	$373,000
Shares issued for acquisition of patent and equipment	$-	$-	$2,702,000
Redeemable common stock	$-	$(1,400,000)	$1,400,000

The accompanying notes are an integral part of these consolidated financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2016

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

The Company’s Common Stock is quoted on OTCQB, symbol “CTIX”.

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

2. Liquidity

At June 30, 2016, we had approximately $6.3 million in cash and cash equivalents. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred during the three fiscal years ended June 30, 2016, 2015 and 2014, amounted to approximately $12.9 million, $13.2 million and $8.2 million, respectively, and a working capital (deficit) of approximately $(1.8) million and working capital of $1.5 million, respectively at June 30, 2016 and June 30, 2015.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of June 30, 2016, the available balance is approximately $22 million.

The Company plans to incur expenses of approximately $19 million over the next twelve months, including approximately $15 million for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

3. Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets, measurement of stock-based compensation, and the periods of performance under collaborative research and development agreements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2016 and 2015.

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

Intangible Assets - Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2016 and 2015, carrying value of patent was approximately $4,311,000 and $5,018,000, respectively. Amortization expense for the fiscal years ended June 30, 2016, 2015 and 2014, was approximately $404,000, $394,000 and $285,000, respectively.

As of June 30, 2016, the Company expensed the costs associated with obtaining patents that have not yet developed products nor which have gained market acceptance and the Company has or will let these patents go abandoned. For the fiscal years ended June 30, 2016, 2015 and 2014, the Company has charged to operations approximately $37,000, $102,000, and $136,000, respectively as patent expenses included in general and administrative expenses.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the fiscal years ended June 30, 2016, 2015 and 2014, the Company has recorded impairment on patent costs of Delparantag and various patents approximately $648,000, $0, and $0, respectively and included in general and administrative expenses.

Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The fair value hierarchy has the following three levels:

Level 1-quoted prices in active markets for identical assets and liabilities.

Level 2-observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3-unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the fiscal years ended June 30, 2016, 2015 and 2014, the Company incurred approximately $8,952,000, $10,531,000 and $6,344,000 of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits. Approximately $6 million is subject to credit risk at June 30, 2016. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Valuation of Equity Grants

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the consolidated financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2016, 2015 and 2014, because their effect is anti-dilutive (See note 12 Weighted Average Shares Outstanding).

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

The components of stock based compensation related to stock options in the Company’s Statement of Operations for the fiscal years ended June 30, 2016, 2015 and 2014 are as follows (rounded to nearest thousand):

	June 30, 2016	June 30, 2015	June 30, 2014
Research and development expenses
Consulting fees	$188,000	$55,000	$389,000
Employees’ bonus	-	103,000	-
Officers’ bonus	33,000	230,000	-

Professional expenses	432,000	-	-

General and administrative expenses
Directors’ fees	60,000	-	-
Employees’ bonus	-	12,000	105,000
Consulting fees	-	-	54,000

Total share-based compensation expense	$713,000	$400,000	$548,000

Recent Accounting Pronouncements

Standards Issued Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting after December 15, 2016; the Company’s first quarter of fiscal 2018. Management is currently evaluating the impact of this standard on our consolidated financial statements.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with a single comprehensive five-step principles based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company will apply this new guidance when it becomes effective and has not yet selected a transition method. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

4. Polymedix Inc. Asset Acquisition -Patent Rights and Equipment

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

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets - patents rights - Brilacidin, Delparantag and other related compounds	$4,706,000
Tangible assets - Laboratory equipment and computer systems	$96,000

These acquired tangible assets of $96,000 were expensed to research and development costs in September 2013. During the year ended June 30, 2016, the Company wrote off $377,000 of the carrying value of Purchased Patents Rights - Delparantag and related compound (see Note 5).

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	June 30, 2016	June 30, 2015

Purchased Patent Rights- Brilacidin, and related compounds (note 4)	14	$4,082,000	$4,082,000
Purchased Patent Rights-Delparantag and related compounds (note 4)	12	-	480,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds (note 4)	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,035,000	992,000
		5,261,000	5,698,000
Less:Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(855,000)	(551,000)
Accumulated amortization for Purchased Patent Rights-Delparantag		-	(73,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(95,000)	(56,000)

		$4,311,000	$5,018,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the fiscal years ended June 30, 2016, 2015 and 2014, was approximately $404,000, $394,000 and $285,000, respectively. In 2016, $134,000 of accumulated amortization on patents was written off related to the impairment of patents recorded during the year.

Based on managements’ assessment of certain business factors, it was determined that certain particular patents held by the Company would not be used in the future and were therefore impaired. The Company recorded a full impairment of its patent rights to Delparantag and other patents in the latter part of April 2016. Delparantag was acquired by Cellceutix in the purchase of the patent assets from the Polymedix Estate. The Company believes that the Delparantag compound, which had clinical activity but also safety concerns in a prior clinical trial by Polymedix, is now a low priority compound for further development, among the compounds held in the Company’s patent portfolio and will not be placed into future clinical trials. The decision by management was also made after factoring in today’s potential regulatory and litigious climate in commercializing these compounds. During the fourth quarter of its fiscal year ended June 30, 2016, the Company recorded an impairment on the patent costs for Delparantag of approximately $377,000 (the patent cost of $480,000 less $103,000 of accumulated amortization) and recorded an impairment on the patent costs of various patents held (included in the above table under the heading Patents - Kevetrin and related compounds) of approximately $271,000 (the patent cost of $302,000 less $31,000 of accumulated amortization). As a result, a total impairment of $648,000 was recorded on the statement of operations for the year ended June 30, 2016.

At June 30, 2016, the future amortization period for all patents was approximately 9.18 years to 16.40 years. Future estimated annual amortization expenses are approximately $361,000 for each year from 2017 to 2025, $351,000 for the year ending June 30, 2026, $349,000 for the year ending June 30, 2027, $111,000 for the year ending June 30, 2028, $57,000 for the year ending June 30, 2029 to year 2032 and $22,000 for year ending June 30, 2033.

6. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	June 30, 2016	June 30, 2015

Testing equipment	$120,000	$52,000
Less: Accumulated depreciation	(30,000)	(14,000)
	$90,000	$38,000

Depreciation expense for the fiscal years ended June 30, 2016, 2015 and 2014 was approximately $16,000, $10,000 and $4,000, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2016	June 30, 2015

Accrued research and development consulting fees	$25,000	$478,000
Accrued rent (Note 10) - related parties	32,000	42,000
Accrued interest - related parties	40,000	73,000

Total	$97,000	$593,000

8. Accrued Salaries and Payroll Taxes - Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2016	June 30, 2015

Accrued salaries - related parties	$2,647,000	$2,647,000
Accrued payroll taxes - related parties	130,000	130,000
Withholding tax	57,000	65,000

Total	$2,834,000	$2,842,000

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Krishna Menon, Chief Scientific Officer. Both agreements provide for a three year term with each executive receiving an annual base salary of $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. On January 1, 2014 the Board approved the extension of the employment agreements for a one year period with a 10% increase in salary from the calendar year 2013 annual salary of $423,500, to an annual salary of $465,850. Until new employment agreements are entered into, we will continue paying the officer’s salaries at this rate per annum.

9. Commitments and Contingencies

Lease Commitments

Operating Leases

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $18,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company, have co-signed the lease and will sublease 200 square feet of space previously used by the Company and pay the Company $900 per month.

As of June 30, 2016, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,

2017	$214,000
2018	214,000
2019	55,000

Total minimum payments	$483,000

Rent expense, net of lease income, under this operating lease agreement was approximately $203,000, $207,000 and $162,000 for the years ended June 30, 2016, 2015 and 2014, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 10. Related Party Transactions.

Contractual Commitments

The Company has no contractual minimum commitments to Contract Research Organizations as of June 30, 2016. Services are billed to Cellceutix, when performed by the vendors.

Employment Agreement

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as the Chief Medical Officer of Cellceutix Corporation, effective on June 27, 2016 (See Note 13).

Litigation

A complaint entitled O’Connell v. Cellceutix Corp. et al. (No. 1:15-cv-07194) was filed in the United States District Court for the Southern District of New York in September 2015 against the Company and its officers alleging that the defendants made materially false and misleading statements, and omitted materially adverse facts, about the Company's business, operations and prospects. On June 9, 2016, the U.S. District Court for the Southern District of New York granted the Company’s motion to dismiss the lawsuit. The ruling dismissed all claims against Cellceutix, denied the plaintiff's request to file an amended complaint, and ordered that the case be closed. The action was subject to a potential appeal which was withdrawn on September 2, 2016. The Company has filed a request with the U.S. District Court for a finding that the plaintiff and the Rosen Law Firm failed to comply with their Rule 11(b) obligations and engaged in “abusive litigation,” thus entitling the defendants to sanctions pursuant to the Private Securities Litigation Reform Act of 1995.

10. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from Kard. For the years ended June 30, 2016, 2015 and 2014, the Company has included approximately $0, $0 and $1,800 of rent expense paid to KARD in general and administrative expenses, respectively. At June 30, 2016 and June 30, 2015, rent payables to KARD of approximately $32,000 and $42,000, respectively, were included in accrued expenses.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix has co-signed the lease and will rent approximately 200 square feet of office space, the space previously used by Cellceutix and will pay Cellceutix $900 per month , the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of $31,000 to Cellceutix from September 1, 2013 to June 30, 2016 and the rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At June 30, 2016 and June 30, 2015, the accrued research and development expenses to KARD was approximately $1,486,000 and $1,686,000, respectively and this amount was included in accounts payable.

11. Note Payable - Related Party

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

At June 30, 2016 and June 30, 2015, approximately $40,000 and $73,000, respectively, was accrued as interest expense on this note.

At June 30, 2016 and June 30, 2015, principal balances of the demand note was approximately $2,022,000.

12. Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended June 30,
	2016	2015	2014

Weighted average shares outstanding-basic	119,908,145	115,087,368	105,044,985
Dilutive options and restricted stock	-	-	-
Weighted average shares outstanding-diluted	119,908,145	115,087,368	105,044,985

Antidilutive securities not included:
Options	44,570,736	42,953,318	43,485,670
Warrants	25,000	1,507,000	2,448,000
	44,595,736	44,460,318	45,933,670

13. Stock Options and Warrants

Consulting Agreement

On April 1, 2009, the Company entered into an agreement, subsequently amended, with a Consultant to assist the Company’s Chief Scientific Officer to organize, manage and display data from animal studies as well as information relating to Active Pharmaceutical Ingredients and formulations of the Company’s products through November 2010. The Consultant was compensated at the rate of $4,000 per month payable on the last day of each month. In addition, at the end of each month of services provided, the Consultant is granted options to purchase 10,000 shares of Company’s common stock. Effective September 1, 2010, the Company has extended the current agreement and beginning in August 2010, the monthly fee was increased to $5,000. The monthly fee was increased to $6,000 beginning in November 2012. The remainder of the agreement remains unchanged. Through June 30, 2013, the Consultant had been awarded a total of 480,000 options to purchase common stock valued at inception approximately $284,000 to be vested over one year from date of issuance. Effective April 1, 2013, the consulting agreement was terminated and the consultant was employed as an employee. For the fiscal years ended June 30, 2016, June 30, 2015 and 2014, the Company has expensed $0, $0, $54,000, respectively, to professional fees expense, related to these options and remeasurement.

Stock Options

The fair value of options granted for the years ended June 30, 2016, 2015 and 2014 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30
	2016	2015	2014
Expected term (in years)	3 - 10	3	3-5
Expected stock price volatility	56.52% to 112.71%	62.79% to 65.84%	91.25%-124.94%
Risk-free interest rate	0.88% to 1.74%	0.76% to 1.19%	0.9% - 1.98%
Expected dividend yield	0	0	0

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan (“the Plan”). The Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

2010 Equity Incentive Plan

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

2016 Equity Incentive Plan

On June 30, 2016, the Board adopted the Cellceutix Corporation 2016 Equity Incentive Plan (the "Plan"). The Plan became effective upon adoption by the Board on June 30, 2016.

Up to 20,000,000 shares of the Company's common stock may be issued under the Plan (subject to adjustment as described in the Plan); provided that, no Outside Director (as defined in the Plan) may be granted awards covering more than 250,000 shares of common stock in any year and no participant shall be granted, during any one year period, options to purchase common stock and stock appreciation rights with respect to more than 4,000,000 shares of common stock in the aggregate or any other awards with respect to more than 2,500,000 shares of common stock in the aggregate. The Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, directors, and consultants of the Company and its affiliates.

In connection with adoption of the Plan, the Board of Directors also approved the forms of Incentive Stock Option Agreement for Employees, Non-qualified Stock Option Agreement for Employees, Non-qualified Stock Option Agreement for Non-Employee Directors, Restricted Stock Award Agreement for Employees and Restricted Stock Award Agreement for Non-Employee Directors that will be utilized by the Company to grant options and restricted shares under the Plan.

For the fiscal year ended June 30, 2016

On July 10, 2015, the Company issued 7,028 shares and 50,000 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to a consultant for his service rendered. The stock options valued at approximately $60,000, based on the closing bid price as quoted on the OTC on July 10, 2015 at $2.64 per share. These options were issued with an exercise price of $2.49 and vested immediately, with a three year option term. These options have piggyback registration rights. The Company recorded approximately $60,000 of stock option expenses during the year ended June 30, 2016.

On September 30, 2015, the Company recorded approximately $20,000 of stock option expenses regarding the 50,000 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share, at $2.93 per share to Dr. William James Alexander.

On November 5, 2015, the Company issued one million stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to a law firm for services, valued at approximately $432,000, based on the closing bid price as quoted on the OTC on November 5, 2015 at $1.36 per share. These options were issued with an exercise price of $1.70 and vested immediately, with a three year option term. These options have piggyback registration rights. The Company recorded approximately $432,000 of stock option expenses during the year ended June 30, 2016.

On February 16, 2016, the Company issued 119,424 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to two consultants for services, valued at approximately $55,000, based on the closing bid price as quoted on the OTC on February 16, 2016 at $1.15 per share. These options were issued with an exercise price of $1.105. One third vested immediately, one third will be vested in six months (August 11, 2016), and the balance will be vested on February 11, 2017, and will be valid for a period of three years. These options have piggyback registration rights. The Company recorded approximately $39,000 of stock option expenses during the year ended June 30, 2016.

On April 6, 2016, the Company issued 25,000 shares and 25,000 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to a consultant for service. The stock options valued at approximately $14,000, based on the closing bid price as quoted on the OTC on April 6, 2016 at $1.61 per share. These options were issued with an exercise price of $1.77 and shall vest on April 30, 2017, with a three year option term. These options have piggyback registration rights. The Company recorded approximately $3,000 of stock option expenses during the year ended June 30, 2016.

On June 10, 2016, the Company issued 19,655 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share each to three directors for service, valued at approximately $60,000, based on the closing bid price as quoted on the OTC on June 10, 2016 at $1.58 per share. These stock options were issued with an exercise price of $1.58 and vested immediately, with a five year option term. These options have piggyback registration rights. The Company recorded approximately $60,000 of stock option expenses during the year ended June 30, 2016.

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our Chief Medical Officer of Cellceutix Corporation, effective on June 27, 2016. Commencing on June 27, 2016, the Company agreed to pay Dr. Bertolino an annual salary of $440,000. In addition, the Company agreed to grant to Dr. Bertolino under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company's Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the Effective Date, and the remaining 50% upon the second anniversary of the Effective Date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control of the Company.

The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018 (see Note 14). The 617,839 stock options valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.5 per share. It will be amortized over 2 years to June 27, 2018 and the Company recorded approximately $5,000 of stock option expenses for the year ended June 30, 2016.

The Company recognized approximately $713,000, $400,000 and $548,000 of total stock based compensation costs for the years ended June 30, 2016, 2015 and 2014, respectively. The $713,000 of stock based compensation expense for the year ended June 30, 2016 included approximately $619,000 of stock options expenses and $94,000 of stock awards (see Note 14).

For the fiscal years ended June 30, 2015 and 2014

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2013	39,142,500	$0.14	7.47	$64,169,000

Granted	40,000	1.64
Exercised	(25,000)	0.20
Forfeited/expired	(150,000)	0.23
Outstanding at June 30, 2014	39,007,500	$0.14	6.50	$59,613,000

Granted	155,000	3.75
Exercised	(320,000)	0.35
Forfeited/expired	(80,000)	0.38
Outstanding at June 30, 2015	38,762,500	$0.15	5.54	$94,217,650

Granted	1,871,228	1.58
Exercised	(74,000)	0.55
Forfeited/expired	(115,000)	0.61
Outstanding at June 30, 2016	40,444,728	0.22	4.58	$48,185,911

Exercisable at June 30, 2016	39,722,303	$0.20	4.50	$48,163,220

Exercise of options

During the year ended June 30, 2016, the Company received an aggregate of $28,000 in total, including the $12,400 of subscription receivable of 2015 and the $15,470 for the exercise of 14,000 Common Stock options at $1.105 per share. In addition, the Company recorded subscription receivable of $25,400 for the exercise of 60,000 options at a price from $0.17 to $0.64 per share (See Note 14).

During the year ended June 30, 2015, the Company received an aggregate of $99,600 in total and recorded subscription receivable of $12,400 for the exercise of 320,000 options at a price from $0.20 to $0.47 per (See Note 14).

During the year ended June 30, 2014, the Company received an aggregate of $5,000 in total of the exercise of 25,000 Common Stock options at $0.20 per share (See Note 14).

Stock Warrants

For the fiscal year ended June 30, 2016

During the year ended June 30, 2016, there were no warrants issued and there were 1,482,000 warrants expired.

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

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2013	5,571,084	$0.92	1.43	$4,794,000
Extended	2,223,000	1.00	1.50
Granted	25,000	1.79	2.57
Exercised	(3,148,084)	1.00	-
Expired	(2,223,000)	1.00	-

Outstanding at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000
Extended	-	-	-
Granted	-	-	-
Exercised	(941,000)	0.80	-
Expired	-	-	-

Outstanding at June 30, 2015	1,507,000	$1.14	0.52	$2,156,310
Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,482,000)	1.13	-

Outstanding at June 30, 2016	25,000	$1.79	0.56	$-

Exercisable at June 30, 2016	25,000	$1.79	0.56	$-

14. Stock Transactions

For the fiscal year ended June 30, 2016

Issuance of Common Stock for Cash

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

During the year ended June 30, 2016, the Company had completed sales to Aspire totaling 5,700,000 shares of common stock generating gross proceeds of approximately $8.2 million. The amortized amount of $136,000 and $5,000 were debited to additional paid-in capital during the year ended June 30, 2016 and 2015. The unamortized portion is carried on the balance sheet as deferred offering costs and was $358,000 and $494,000 at June 30, 2016 and 2015, respectively.

Issuance of Common Stock by Exercise of Common Stock Options

During the year ended June 30, 2016, the Company received cash of $15,000 in total and recorded subscription receivable of $25,400 for the exercise of 74,000 Common Stock options at a range of $0.42 to $1.11 per share.

Issuance of Common Stock to Consultants For Services

On July 10, 2015, the Company issued 7,028 shares of restricted Class A common shares, par value $.0001 and 50,000 stock options to purchase shares of the Company’s common stock to a consultant for services rendered. The shares were granted and vested on July 10, 2015. The shares were valued at $17,500.

On February 9, 2016, the Company issued 10,000 shares of Class A common shares, par value $.0001 to a consultant for services rendered. The shares were granted and vested on February 9, 2016. The shares were valued at $11,200.

On April 6, 2016, the Company issued 25,000 shares of Class A common shares, par value $.0001 and 25,000 stock options to purchase shares of the Company’s common stock, to a consultant for services rendered. The shares were granted and vested on April 6, 2016 and the options were exercisable for 3 years at $1.77 per share of common stock (see note 13). The shares were valued at $40,000.

On May 22, 2016, the Company issued 5,000 shares of Class A common shares, par value $.0001 each to two consultants for services rendered. The shares were granted and vested on May 22, 2016. The shares were valued at $16,400.

Issuance of Common Stock - Employment Agreement

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our Chief Medical Officer of Cellceutix Corporation, effective on June 27, 2016. Commencing on June 27, 2016, the Company agreed to pay Dr. Bertolino an annual salary of $440,000. In addition, the Company agreed to grant to Dr. Bertolino under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company's Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the Effective Date, and the remaining 50% upon the second anniversary of the Effective Date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control of the Company.

The 1,066,667 shares were valued at approximately $1.5 million and it will be amortized over 2 years to June 27, 2018. The Company recorded approximately $8,000 of stock-based compensation for the year ended June 30, 2016. The Company may award Dr. Arthur P. Bertolino an annual bonus at the sole discretion of the Board of Directors of the Company. The Company may accelerate the amortization of the $1.5 million stock-based compensation expense if there are conditions which will accelerate the vesting, as mentioned above.

The following summarizes our restricted stock unit activity for the above restricted stock issuance:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Units	Value

Total awards outstanding at June 30, 2015	-	$-
Total units vested	-
Total units non-vested	1,066,667	$1.4
Total shares outstanding at June 30, 2016	1,066,667	$1.4

Scheduled vesting for outstanding restricted stock units at June 30, 2016 is as follows:

	Year Ending June 30,
	2017	2018	2019	Total
Scheduled vesting-restricted stock units	533,333	533,334	-	1,066,667

As of June 30, 2016, there was $1.49 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.75 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized has a weighted average recognition period of 1.99 years.

For the fiscal year ended June 30, 2015

Issuance of Common Stock for Cash

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million. The amortized amount of the commitment fee of $295,000 and $77,000 were debited to additional paid-in capital during the year ended June 30, 2015 and 2014, respectively.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

On March 30, 2015, the Company entered into a common stock purchase agreement (the “March 2015 Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the March 2015 Agreement. In consideration for entering into the March 2015 Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of $5,000 was debited to additional paid-in capital during the year ended June 30, 2015. The unamortized portion is carried on the balance sheet as deferred offering costs and was $494,000 at June 30, 2015.

During the period from March 30, 2015 to June 30, 2015, the Company had completed sales to Aspire totaling 100,000 shares of common stock generating gross proceeds of approximately $0.3 million.

Concurrently with entering into the March 2015 Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to Aspire Capital under the March 2015 Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company's prospectus filed as part of the Company's effective $75,000,000 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

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

Issuance of Common Stock by Exercise of Common Stock Options

The Board of Directors approved the exercise of 320,000 Common Stock options at a range of $0.20 - $0.45 per share for $112,000 during the year ended June 30, 2015.

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

Issuance of Common Stock for Cash

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC - October 2013 Agreement

On October 25, 2013, we terminated a previous agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (Aspire Capital), and entered into a new Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital is committed to purchase up to an aggregate of $20,000,000 of our shares of Class A Common Stock over the approximately 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A Common Stock as a commitment fee. The commitment fee of $373,000 will be amortized as the funding is received. The amortized amount of $77,000 was debited to additional paid-in capital in 2014. The unamortized portion is carried on the balance sheet as deferred offering costs and was $295,000 at June 30, 2014.

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

The Company has incurred operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $40,909,000 at June 30, 2016. The loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the potential limitation and the Company’s historical losses, the Company has placed a full valuation allowance. The valuation allowance increased by approximately $5,383,000 at June 30, 2016, $5,709,000 at June 30, 2015 and $3,619,000 at June 30, 2014.

The income tax provision benefit differs from the amount of tax determined by applying the Federal statutory rate as follows:

	June 30, 2016	June 30, 2015	June 30, 2014
Book income at federal statutory rate	34.00%	34.00%	34.00%
State income tax, net of federal tax benefit	5.24%	5.31%	5.33%
Change in valuation allowance	(41.88)%	(43.43)%	(43.87)%
Research and development credit	6.97%	8.01%	7.69%
Permanent difference	(3.16)%	(2.72)%	(2.62)%
Others - net	(1.17)%	(1.17)%	(0.53)%
Total	0.00%	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the years ended June 30, 2016 and 2015. The components of deferred tax assets as of June 30, 2016 and 2015 are as follows (rounded to nearest thousand):

	June 30, 2016	June 30, 2015
Deferred tax (liability) asset:
Net operating loss carry forwards	$16,272,000	$11,799,000
Accrued payroll	1,105,000	1,105,000
Stock compensation	1,653,000	1,633,000
Research and development credit	2,672,000	1,777,000
Other	162,000	166,000
	$21,863,000	$16,480,000
Valuation allowance	(21,863,000)	(16,480,000)
Total deferred taxes	$-	$-

16. Subsequent Events

Equity Transactions

From July 1, 2016 to September 12, 2016, the Company has generated additional proceeds of approximately $1,506,000 under the Common Stock Purchase Agreement with Aspire from the sale 1,200,000 shares of its common stock.

On July 18, 2016, the Company issued 7,500 shares and 7,500 stock options to purchase shares of the Company’s common stock to a consultant for service rendered, exercisable for 3 years at $1.38 per share of common stock. The value of these 7,500 shares at $1.38 per share and 7,500 options was approximately $10,000 and $4,000, respectively, for a total expense of approximately $14,000.

On August 1, 2016, the Company issued 11,720 restricted shares to a consultant for service. The value of these 11,720 shares at $1.28 per share was approximately $15,000.

17. Selected Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended June 30, 2016 and 2015 is as follows (rounded to nearest thousand, except for shares):

	Years Ended June 30, 2016
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2016	2016	2016	2016	2016

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(2,577,000)	$(3,323,000)	$(3,709,000)	$(3,243,000)	$(12,852,000)
Net loss attributable to common stockholders	$(2,577,000)	$(3,323,000)	$(3,709,000)	$(3,243,000)	$(12,852,000)
Loss per share attributable to common stockholders
-Basic	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$(0.11)
-Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$(0.11)
Weighted average number of common shares	118,140,424	118,673,362	120,204,272	122,647,514	119,908,145

	Years Ended June 30, 2015
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2015	2015	2015	2015	2015

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(4,395,000)	$(2,754,000)	$(2,895,000)	$(3,101,000)	$(13,145,000)
Net loss attributable to common stockholders	$(4,395,000)	$(2,754,000)	$(2,895,000)	$(3,101,000)	$(13,145,000)
Loss per share attributable to common stockholders
-Basic	$(0.04)	$(0.02)	$(0.02)	$(0.02)	$(0.11)
-Diluted	$(0.04)	$(0.02)	$(0.02)	$(0.02)	$(0.11)
Weighted average number of common shares	111,121,912	114,716,009	116,885,350	117,693,617	115,087,368

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
2.1	Asset Purchase Agreement dated July 26, 2013 for the purchase of assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. from the U.S. Bankruptcy Court completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 9, 2013
2.2	First Amendment to Asset Purchase agreement dated August 30, 2013 and completed on September 4, 2013	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed on September 9, 2013
3.1	Articles of Incorporation of Cellceutix Corporation	Filed herewith
3.2	Amended and Restated Bylaws of Cellceutix Corporation	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on November 3, 2015
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.20 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013
10.2

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix

Exhibit 10.21 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.22 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013
10.4	Common Stock Purchase Agreement, dated as of March 30, 2015, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 31, 2015
10.5	Registration Rights Agreement, dated as of March 30, 2015 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 31, 2015
10.6	Material Transfer Agreement With Beth Israel Deaconess	Exhibit10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.7	Lease between Cellceutix Corporation and Cummings Properties	Exhibit10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014
10.8	Agreement dated August 28, 2014 between Cellceutix Corporation and Aruda, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.9	Amendment among Cellceutix Corporation, Wayne Aruda and Aruda Inc.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.10	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011
10.11	Assignment Agreement between Cellceutix Corporation and Dr. Krishna Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014
10.12	Employment Agreement between the Company and Dr. Arthur P. Bertolino.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 1, 2016
10.12	Cellceutix Corporation 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011
10.13	Cellceutix Corporation 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016
10.14	Form of Incentive Stock Option Agreement for Employees for the Cellceutix Corporation 2016 Equity Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 1, 2016
10.15	Form of Non-qualified Stock Option Agreement for Employees for the Cellceutix Corporation 2016 Equity Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on July 1, 2016
10.16	Form of Non-qualified Stock Option Agreement for Non-Employee Directors for the Cellceutix Corporation 2016 Equity Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on July 1, 2016
10.17	Form of Restricted Stock Award Agreement for Employees for the Cellceutix Corporation 2016 Equity Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on July 1, 2016
10.18	Form of Restricted Stock Award Agreement for Non-Employee Directors for the Cellceutix Corporation 2016 Equity Incentive Plan	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on July 1, 2016
23.1	Consent of Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Chairman of the Board and President Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Chairman of the Board and President Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes

Filed herewith

____________

* Identifies a management contract or compensation plan or arrangement.

53