Form 10-K/A
period 2016-06-30
Cellceutix CORP
filed 2016-10-28
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

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

There were 125,108,756 and -0- shares, respectively, of the registrant’s $0.0001 par value Class A and Class B common stock outstanding as of September 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CELLCEUTIX CORPORATION

FORM 10-K/A

For the Fiscal Year Ended June 30, 2016

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Cellceutix Corporation (the “Company”) for the year ended June 30, 2016, as filed with the Securities and Exchange Commission on September 13, 2016 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of disclosing information required in Part III of the Original Form 10-K that the Company will not be incorporating by reference to a definitive proxy statement by the required deadline. No other parts or disclosures from the Original Form 10-K are included in this Amendment other than Part III and Part IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form 10-K and does not modify or update disclosures presented in the Original Form 10-K in any way.

Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of Cellceutix Corporation

The following provides information regarding current members of the Company’s Board of Directors (the “Board”), which consists of five members. Each director is elected for a term ending at the next annual meeting of stockholders or until his or her successor is elected and qualified.

Name	Age	Position with the Company	Director Since
Leo Ehrlich	58	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Krishna Menon	69	Chief Scientific Officer, President of Research and Director	June 2007
Barry Schechter	52	Director	October 2014
Zorik Spektor	59	Director	April 2015
Mark R. Tobin	42	Director	April 2015

Leo Ehrlich, CPA, has served as the Company’s Chief Executive Officer and Chief Financial Officer since November 5, 2010. Previously, he served as Chief Financial Officer of Cellceutix Pharma since its inception in June 2007. Following the Company’s acquisition of Cellceutix Pharma in 2007, Mr. Ehrlich served as Chief Financial Officer and a director of Cellceutix Corporation until November 5, 2010. Mr. Ehrlich previously practiced as a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

The Board has determined that Mr. Ehrlich’s extensive knowledge of the Company, financial and industry knowledge and executive management experience make him a suitable member of the Company’s Board of Directors.

Krishna Menon, RCM, PhD, VMD, served as President of Cellceutix Pharma since inception in June 2007. Following the Company’s acquisition of Cellceutix Pharma in 2007, Dr. Menon served as Chief Scientific Officer and President of the Company, becoming President of Research in June 2016. Dr. Menon also serves as the Chief Operating Officer at Kard Scientific, Inc. Dr. Menon has more than 35 years in drug development for academia and industry. Originally trained as a veterinary surgeon, Dr. Menon began his career as Chief Government Veterinarian for a large parish in Jamaica. He segued to a three-year stint as Director of Agriculture for the Cayman Islands, in the British Caribbean and, in 1982, moved to the Dana Farber Cancer Research Institute under the direction of the chief physician, Dr. Emil Tom Frye. From 1985 to 1990, Dr. Menon was a Research Scientist at Dana Farber Cancer Research Institute. He then worked as a Senior Research Scientist, In Vivo Research (Cancer), at Bayer Pharmaceuticals (Miles Laboratories) until 1993. Dr. Menon then operated his own veterinary oncology and drug development consultancy practice, and one year later, he was asked to be a Group Leader, Cancer In Vivo Research and Clinical Development, for Eli Lilly, where he played a key role in pre-clinical development of the blockbuster drugs Gemzar and Alimta. Dr. Menon served in such position at Eli Lilly until 2001. In 1999, Eli Lilly honored him with the “President’s Recognition Award.” Dr. Menon earned his PhD in Pharmacology from Kerala University, where his work focused on anti-folate therapy of various cancers.

The Board has determined that Dr. Menon’s decades of research in academia and industry and extensive knowledge of the Company make him a suitable member of the Company’s Board of Directors.

Barry Schechter, M.D., F.A.A.O., joined the Board on October 1, 2014 as an independent member. Dr. Schechter has been the Director of Department of Cornea and External Disease at Florida Eye Microsurgical Institute since 2005. Dr. Schechter’s practice involves diseases of the ocular surface including dry eyes, allergies, infection, the latest in corneal, refractive, and cataract surgery, and glaucoma. In addition, Dr. Schechter is an expert consultant for Gerson Lehrman regarding the business and technology of eye care and consults for several ophthalmic pharmaceutical companies. He is also on the editorial board for Advanced Ocular Care, a journal that reaches the top 10% of ophthalmologists and select optometrists. Dr. Schechter has reviewed articles for Cornea, the British Journal of Ophthalmology, and the Journal of the American Academy of Ophthalmology. He has lectured internationally and published on the subjects of treatment of ocular tumors, lens implants and dry eyes. Dr. Schechter has also written a textbook chapter on surgical techniques. Dr. Schechter is involved in clinical research and consults for several ophthalmic pharmaceutical companies.

The Board has determined that Dr. Schechter’s extensive medical knowledge and consulting work make him a suitable member of the Company’s Board of Directors.

Zorik Spektor, M.D., F.A.A.P. was appointed as an independent member of the Board in April 2015. Dr. Spektor is a fellowship trained Pediatric Otolaryngologist and Head and Neck Surgeon and has been the Director of The Center for Pediatric ENT – Head and Neck Surgery in Boynton Beach, Florida since 1995. In addition, he is a Voluntary Assistant Professor of Surgery at the Department of Otolaryngology, University of Miami Leonard M. Miller School of Medicine, and an Affiliate Clinical Assistant Professor of Biomedical Science at Florida Atlantic University in Boca Raton, Florida. Dr. Spektor received his Bachelor’s Degree from Cornell University, and his Medical Doctorate at Albany Medical College of Union University in Albany, New York. Following Dr. Spektor’s completion of his residency training in Otolaryngology – Head and Neck Surgery at the University of Connecticut, he completed his fellowship in Pediatric Otolaryngology – Head and Neck Surgery at LeBonheur Children’s Medical Center in Memphis, Tennessee. Dr. Spektor is board certified in Otolaryngology – Head and Neck Surgery. He is a Fellow of the American Academy of Otolaryngology – Head and Neck Surgery and American Academy of Pediatrics. He is also a member of the American Society of Pediatric Otolaryngology and Society for Ear, Nose & Throat Advances in Children.

Prior to establishing the Center for Pediatric ENT – Head and Neck Surgery in 1995, Dr. Spektor was on the faculty of the University of Connecticut Health Science Center, Hartford Hospital and Newington Children’s Hospital, now known as Connecticut Children’s Hospital. He has lectured and presented extensively in the field of pediatric otolaryngology, and has authored numerous peer-reviewed publications. Dr. Spektor has been a presenter as well as an invited speaker at local, national and international conferences. He continually conducts clinical research studies, which have produced significant advances in the field of otolaryngology and pediatric otolaryngology. During the past decade he has been selected as one of the nation’s top doctors by several independent rating agencies for many consecutive years. Dr. Spektor has served on advisory boards for several medical device and pharmaceutical companies and has been involved in significant advances in the field of otolaryngology and Pediatric Otolaryngology.

The Board has determined that Dr. Spektor’s extensive medical knowledge, research experience and broad industry exposure make him a suitable member of the Company’s Board of Directors.

Mark R. Tobin, MBA, was appointed as an independent member of the Board in April 2015. Mr. Tobin serves as Chief Financial Officer and Director of Business Development at NanoFlex Power Corporation, a publicly-listed advanced solar technology company. Mr. Tobin is also Managing Partner of Capital Gate Research, Inc., a strategic and financial consulting firm. From 2013 to 2016, he served as a Managing Director at Digital Offering, a technology-focused merchant bank. From 2005 to 2013, Mr. Tobin served as Director of Research and as a Senior Research Analyst at Roth Capital Partners, a leading small-cap-focused investment bank, where he oversaw equity research on hundreds of small-cap public companies across a variety of sectors during his tenure. From 2002 to 2005, Mr. Tobin was a Program Manager and Senior Systems Engineer at Science Applications International Corporation, a FORTUNE 500® scientific, engineering, and technology applications company. Mr. Tobin began his career as an officer in the United States Air Force, overseeing advanced technology development programs and representing the U.S. as a NATO delegate. Mr. Tobin graduated with honors from the U.S. Air Force Academy with a Bachelor’s of Science in Management in 1996 and received an MBA from the University of Pittsburgh in 1997.

The Board has determined that Mr. Tobin’s knowledge of capital markets and public companies and executive management experience make him a suitable member of the Company’s Board of Directors.

Executive Officers of Cellceutix Corporation

The following provides information regarding the Company’s current executive officers. Our executive officers are appointed by, and serve at the discretion of, the Board. Set forth below is a brief description of the business experience of all executive officers other than Mr. Ehrlich and Dr. Menon, each of whom is also a director and whose business experience is set forth above in the section of this Form 10-K/A entitled “Directors of Cellceutix Corporation.”

Name	Age	Position with the Company
Leo Ehrlich	58	Chief Executive Officer, Chief Financial Officer and Director
Krishna Menon	69	Chief Science Officer, President of Research and Director
Arthur P. Bertolino	61	President and Chief Medical Officer
Jane Harness	48	Vice President, Clinical Sciences and Portfolio Management
Lavonne Lang	63	Vice President, Regulatory Affairs

Arthur P. Bertolino, MD, PhD, MBA, joined the Company as President and Chief Medical Officer in June 2016. Dr. Bertolino held several key positions at Novartis Institutes for Biomedical Research (“NIBR”) from 2008 to 2013, including Vice President of Dermatology and Vice President & Global Head of Translational Medicine for Dermatology. During his time at NIBR, Dr. Bertolino was integral to the marketing approval of Ilaris (canakinumab) in the United States, European Union and Switzerland. He also led the early clinical program of Cosentyx™ (secukinumab) and late stage supportive submission studies. In addition, Dr. Bertolino held positions as Senior Medical Director and Senior Director of Dermatology at Pfizer, Inc. from 2003 to 2007. Among other accomplishments at Pfizer, he led clinical programs for over a half-dozen new chemical entities involving Phase 1 and Phase 2 studies and contributed to planning for Phase 3 studies. Dr. Bertolino led FDA clinical interactions at entitlement meetings for Pfizer’s dermatology products and served as Pfizer’s dermatology spokesperson. Dr. Bertolino served as Chief Medical Officer and Vice President of Medical Affairs at Peplin, Inc. from 2007 to 2008, where he led Phase 2 programs and designed and drove initial Phase 3 programs that contributed to FDA approval of Picato (ingenol mebutate). Dr. Bertolino also held the position of Executive Vice President and Chief Medical Officer at Revance Therapeutics from 2014 to 2016, where he, among other responsibilities, supervised all aspects of clinical staff and programs and regulatory affairs. Dr. Bertolino earned a BS in Chemistry/Biochemistry from SUNY Stony Brook, an MD and PhD in Pharmacology from The Johns Hopkins University School of Medicine, and an MBA from the University of Michigan Stephen M. Ross School of Business.

Jane Harness, MP, MS joined the Company as Vice President, Clinical Sciences and Portfolio Management in August 2016. Ms. Harness has over 20 years in domestic and international clinical drug development experience. Before joining Cellceutix, she served as Vice President, Clinical Operations, at Revance Therapeutics in 2016 and as Head of Clinical Sciences, Dermatology and ATI Translational Research, at Novartis Institutes for Biomedical Research from 2014 to 2015. Before joining Novartis, Ms. Harness held the following notable positions at Pfizer over the prior 15 years: Global Clinical Lead, Inflammation and Immunology, Early Clinical Lead, Dermatology, and Clinical Trial Head and Process Improvement Lead, Experimental Medicine. Ms. Harness received a BS and MP (Protein Biochemistry) degree from University of Leicester, and a MS (Clinical Pharmacology) from University of Aberdeen.

Lavonne Lang, MPH, DRPH joined the Company as Vice President, Regulatory Affairs in September 2016. Dr. Lang has over fifteen years of management experience in senior regulatory roles at various pharmaceutical and biotechnology companies. Most recently, Dr. Lang was an independent consultant on regulatory strategy, with a focus in biologics and dermatology. Previously, Dr. Lang was Head of Regulatory Affairs for Vericel Corporation (formerly Aastrom Biosciences) from March 2012, and before that served as Senior Director, Regulatory Affairs for United BioSource from 2008 and Medco after its acquisition of United BioSource in 2010. Dr. Lang served in numerous roles at Parke/Davis and Pfizer in the previous 18 years, including: Associate Scientist, Safety Assessment; Senior Clinical Communications Specialist; Clinical Communications Director; and for a decade, Director, World Wide Regulatory Affairs. Dr. Lang received a BSN, a MPH (Environmental and Industrial Health: Toxicology), and a DrPH (Health Management and Policy) from the University of Michigan.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we have adopted corporate governance policies and practices to promote the effective functioning of the Board and its committees and to set forth a common set of expectations as to how the Board should manage its affairs and perform its responsibilities. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website at www.cellceutix com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, Cellceutix Corporation, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915.

The Board and Committees of the Board

The Company is governed by the Board, which currently consists of five members: Mr. Leo Ehrlich, Dr. Krishna Menon, Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin. The Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is comprised entirely of independent directors. The Board has adopted written charters for each of its committees which are available on the Company’s website at www.cellceutix com. A copy of the Company’s corporate governance guidelines is also available on the Company’s website. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Cellceutix Corporation, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. All directors are encouraged to attend the Company’s annual meetings of stockholders, either in person or remotely, absent an unavoidable and irreconcilable conflict.

The Board’s Role in Risk Oversight

The Board has the responsibility to verify that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board committees and individual directors on the significant risks identified and how they are being managed. Directors are free to communicate directly with senior management.

The Board implements its risk oversight function both as a whole and through committees. Much of the work is delegated to various committees, which meet regularly and report back to the full Board. All committees play or are anticipated to play significant roles in carrying out the risk oversight function. In particular:

•	The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including our Code of Ethics. The Audit Committee members meet separately with representatives of the independent auditing firm.

•	The Compensation Committee evaluates risks and rewards associated with the Company’s compensation philosophy and programs.

Audit Committee

The Audit Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Mr. Tobin serves as Chairman of the Audit Committee and is an “audit committee financial expert” as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

•	selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

•	reviewing with our independent auditors any audit problems or difficulties and management’s response;

•	reviewing and approving all proposed related-party transactions, as defined in Item 404 of Regulation S- K;

•	discussing the annual audited financial statements with management and our independent auditors;

•	reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

•	annually reviewing and reassessing the adequacy of our Audit Committee charter;

•	meeting separately and periodically with management and our internal and independent auditors;

•	reporting regularly to the full Board; and

•	such other matters that are specifically delegated to our Audit Committee by our Board from time to time.

Compensation Committee

The Compensation Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the Board with respect to the compensation of our directors;

•	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives, and setting the compensation level of our Chief Executive Officer based on this evaluation; and

•	reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Under its charter, the Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants for the purpose of assisting the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, in each case, as it deems appropriate and including sole authority to approve such parties’ fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominating and Governance Committee is responsible for, among other things:

•	identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;

•	reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the Board the directors to serve as members of the Board’s committees; and

•	monitoring compliance with our Code of Ethics.

The Nominating and Governance Committee also oversees all aspects of the Company’s corporate governance functions on behalf of the Board and make recommendations to the Board regarding corporate governance issues.

Qualifications for Directors

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Board that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board and the Nominating and Governance Committee of the Board consider the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating and Governance Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating and Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Governance Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board and the Nominating and Governance Committee require that each director be a recognized person of high integrity with a proven record of success in his or her field. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Stockholder Nominations

The Nominating and Governance Committee does not have a specific policy with regard to the consideration of candidates recommended by stockholders; however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If a stockholder wants to submit a candidate for consideration to the Board, that stockholder may submit his or her proposal to our Corporate Secretary:

•	by sending a written request by mail to:

Cellceutix Corporation 100 Cummings Center, Suite 151-B Beverly, Massachusetts 01915 Attention: Corporate Secretary

•	by calling our Corporate Secretary, at (978) 921-4125.

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at www.cellceutix com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Cellceutix Corporation, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. During the fiscal year ended June 30, 2016, there were no waivers of our Code of Ethics.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our Board, c/o Corporate Secretary, Cellceutix Corporation, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915 for submission to the Board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the Chairman of the Board, the appropriate committee or the specific director, as applicable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2016, other than a Form 4 for Dr. Menon which was filed on December 18, 2015 relating to a transfer that occurred on November 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Our Board of Directors is responsible for establishing and implementing our compensation programs. The Board of Directors has sought to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive. This Compensation Discussion and Analysis (“CD&A”) provides information about our compensation objectives and policies for our named executive officers, who are identified in the Summary Compensation Table below, and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of our compensation programs and specific information about its various components.

Compensation Philosophy and Objectives

We believe our success depends on the continued contributions of our named executive officers. While we have not historically maintained a formal compensation philosophy, our executive compensation programs are designed for the purpose of attracting, motivating and retaining experienced and qualified executive officers with compensation that recognizes individual merit and overall business results. Our compensation programs are also intended to support the attainment of our strategic objectives by tying the interests of our named executive officers to those of our stockholders, although the significant beneficial ownership of the Company’s securities by Mr. Leo Ehrlich, the Company’s Chief Executive Officer and Chief Financial Officer, and Dr. Krishna Menon, Chief Scientific Officer and President of Research, has generally served to align the interests of such officers with the interests of the Company’s stockholders.

Role of the Board of Directors; Employment Agreements

As the Compensation Committee of the Board was formed in October 2015, all compensation decisions before October 2015 discussed in this CD&A were made by the Board of Directors.

Employment Arrangements with Mr. Ehrlich and Dr. Menon. In establishing and implementing our compensation programs, the responsibility of the Board of Directors has historically consisted of reviewing or ratifying employment agreements with our named executive officers. On December 29, 2010, the Company entered into employment agreements with Mr. Ehrlich and Dr. Menon for a period of three years ending on December 31, 2013. On January 1, 2014, the Board approved an extension of the employment agreements with Mr. Ehrlich and Dr. Menon for a one-year period with a 10% increase in salary from the previous annual salary of $423,500 each, to an annual salary of $465,850, which expired on December 31, 2014. The Company has not extended the employment agreements with Mr. Ehrlich and Dr. Menon, and the Company anticipates any such extension or any new employment agreements with Mr. Ehrlich and Dr. Menon would be subject to prior approval by the Compensation Committee.

Employment Agreement with Dr. Bertolino. On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement providing for Dr. Bertolino to serve as Chief Medical Officer and President of the Company. The employment agreement provides for an annual salary of $440,000. In addition, the Company granted to Dr. Bertolino under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $1.39 per share. Both shares and options will vest upon the earliest to occur of the following: (1) 50% upon June 27, 2017, and the remaining 50% upon June 27, 2018; (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a “change in control” of the Company, as defined in Dr. Bertolino’s employment agreement. The Company also agreed that, with respect to each fiscal year of the Company ending during the term of Dr. Bertolino’s employment and commencing with the fiscal year ending June 30, 2017, Dr. Bertolino shall be eligible to receive annual equity awards under the Cellceutix Corporation 2016 Equity Incentive Plan or any successor plan, with a target award of options to purchase 150,000 shares of the Company’s common stock with an exercise price equal to the last closing price of the Company’s common stock prior to the date of grant, which options shall vest ratably each month over the 24 months following the date of grant.

Equity Incentive Plans

On June 30, 2016, the Board adopted the Cellceutix Corporation 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan became effective upon adoption by the Board on June 30, 2016.

Up to 20,000,000 shares of the Company’s common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan); provided that, no Outside Director (as defined in the 2016 Plan) may be granted awards covering more than 250,000 shares of common stock in any year and no participant shall be granted, during any one year period, options to purchase common stock and stock appreciation rights with respect to more than 4,000,000 shares of common stock in the aggregate or any other awards with respect to more than 2,500,000 shares of common stock in the aggregate. The 2016 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, directors, and consultants of the Company and its affiliates.

The Company previously awarded grants under its 2010 Equity Incentive Plan, which had been approved by the Company’s stockholders.

The Board historically selected the recipients of equity grants and determined the terms and type of such grants under the Company’s equity incentive plans. The Compensation Committee assumed the role of administrator of the Company’s equity incentive plans in October 2015.

Role of Compensation Consultants

During fiscal 2016, the Company did not retain the services of a compensation consultant or conduct benchmarking or specific market review of our compensation levels or practices. Instead, our compensation levels and practices were established by the Compensation Committee and Board of Directors.

Report of the Compensation Committee

The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for fiscal 2016, and the Board of Directors has approved that recommendation.

This Report has been submitted by the following independent directors, who comprise the Compensation Committee of the Board of Directors:

Barry Schechter

Zorik Spektor

Mark R. Tobin

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, our Chief Scientific Officer and President of Research, and our President and Chief Medical Officer, whom we refer to collectively as our named executive officers, for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Total
Leo Ehrlich	2016	$465,850	$—	$—	$—	$465,850
Chief Executive and Financial Officer	2015	$465,850	$250,000	$—	$—	$715,850
	2014	$444,675	$—	$—	$—	$444,675

Krishna Menon	2016	$465,850	$—	$—	$—	$465,850
Chief Scientific Officer and President of Research	2015	$465,850	$250,000	$—	$—	$715,850
	2014	$444,675	$—	$—	$—	$444,675

Arthur P. Bertolino(2)	2016	$—	$—	$1,493,334	$800,000	$2,293,334
President and Chief Medical Officer

_______________

(1)	Amounts shown reflect the total grant date fair value of restricted stock and option awards, determined in accordance with ASC 718, made during fiscal year 2016. Amounts shown do not represent cash payments made to Dr. Bertolino, amounts realized or amounts that may be realized. Refer to Notes 13 and 14 to the Company’s consolidated financial statements contained in the Original Form 10-K for a discussion on the valuation of the restricted stock and option awards.

(2)	Dr. Bertolino joined the Company on June 27, 2016. See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of the employment agreement between the Company and Dr. Bertolino pursuant to which the restricted stock and option awards were made.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth stock-based awards granted to our named executive officers during fiscal year 2016.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	All Other Option Awards: Number of Securities Underlying Options(1)	Exercise or Base Prices of Option Awards(2)	Grant Date Fair Value of Stock and Option Awards(3)
		(#)	(#)	($/sh)	($)
Leo Ehrlich	—	—	—	—	—
Krishna Menon	—	—	—	—	—
Arthur P. Bertolino	6/27/2016	1,066,667	—		1,493,334
	6/27/2016	—	617,839	1.39	800,000

_______________

(1)	See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of Dr. Bertolino’s restricted stock and option awards.

(2)	Exercise price is the closing price of the Company’s common stock on the grant date.

(3)	Amounts shown represent the total fair value of awards calculated as of the grant date in accordance with ASC 718 and do not represent cash payments made to Dr. Bertolino, amounts realized or amounts that may be realized.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Leo Ehrlich	18,000,000	—	0.11	12/29/2020	—	—
	2,000,000		0.51	5/8/2022	—	—
Krishna Menon	18,000,000	—	0.11	12/29/2020	—	—
Arthur P. Bertolino(2)	—	617,839	1.39	6/23/2026	—	—
	—	—	—	—	1,066,667	1,482,667

_______________

(1)	Market value is based on a stock price of $1.39, the closing price of the Company’s common stock on June 30, 2016, and the outstanding number of shares of restricted stock.

(2)	See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of Dr. Bertolino’s restricted stock and option awards.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Neither Mr. Ehrlich nor Dr. Menon has a current employment agreement with the Company, and all of the stock options held by Mr. Ehrlich and Dr. Menon are fully vested.

Pursuant to the employment agreement between Dr. Bertolino and the Company, Dr. Bertolino would be entitled to the following termination benefits:

•	For Cause or Without Good Reason. If Dr. Bertolino’s employment is terminated by the Company for “cause” or by Dr. Bertolino without “good reason” (each as defined in the employment agreement), Dr. Bertolino would be entitled to receive (i) all accrued but unpaid salary and accrued but unused vacation, (ii) reimbursement of unreimbursed business expenses, and (iii) any employee benefits which Dr. Bertolino may be entitled to under the Company’s employee benefits plans.

•	Without Cause or With Good Reason. If Dr. Bertolino’s employment is terminated by the Company without “cause” or by Dr. Bertolino with “good reason,” Dr. Bertolino would be entitled to receive (i) the payments outlined in the previous bullet, plus (ii) continued salary for one year. Such payments would be subject to Dr. Bertolino’s execution of a release in favor of the Company and Dr. Bertolino’s compliance with certain non-solicitation and non-disparagement covenants in the employment agreement.

•	Death or Disability. If Dr. Bertolino’s employment is terminated on account of Dr. Bertolino’s death or disability, Dr. Bertolino or his estate would be entitled to receive (i) the payments outlined in the first bullet above, plus (ii) an amount equal to his prorated target bonus for the fiscal year during which his employment is terminated.

•	Change in Control. If Dr. Bertolino’s employment is terminated by the Company without “cause” or by Dr. Bertolino with “good reason” within 12 months following a change of control, Dr. Bertolino would be entitled to receive (i) the payments outlined in the first bullet above, plus (ii) continued salary for 18 months, plus (iii) his target bonus for the fiscal year during which his employment is terminated. Such payments would be subject to Dr. Bertolino’s execution of a release in favor of the Company and Dr. Bertolino’s compliance with certain non-solicitation and non-disparagement covenants in the employment agreement. Dr. Bertolino would also be entitled to reimbursement for certain health insurance expenses, and all of his outstanding equity awards would automatically vest, subject to certain equity awards other than stock options satisfying any applicable performance criteria.

For purposes of Dr. Bertolino’s employment agreement, a “change of control” means the occurrence of any of the following:

•	one person (or more than one person acting as a group) acquires ownership of stock of the Company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of such corporation;

•	one person (or more than one person acting as a group) acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition) ownership of the Company’s stock possessing 50% or more of the total voting power of the stock of such corporation;

•	a majority of the members of the Board are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election; or

•	the sale of all or substantially all of the Company’s assets.

Notwithstanding the foregoing, a “change in control” shall not occur unless such transaction constitutes a change in the ownership of the Company, a change in effective control of the Company, or a change in the ownership of a substantial portion of the Company’s assets under Section 409A.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended June 30, 2016. Neither Mr. Menon nor Mr. Ehrlich was compensated for their service as directors in 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Dr. Barry Schechter	$37,500	$20,000	$57,500
Dr. Zorik Spektor	$25,000	$20,000	$45,000
Mr. Mark R. Tobin	$25,000	$20,000	$45,000

_______________

(1)	Amounts shown reflect the total grant date fair value of option awards, determined in accordance with ASC 718, made during fiscal year 2016. Amounts shown do not represent cash payments made to the individuals, amounts realized or amounts that may be realized. Refer to Note 13 to the Company’s consolidated financial statements contained in the Original Form 10-K for a discussion on the valuation of the option awards.

(2)	As of June 30, 2016, each of Dr. Schechter, Dr. Spektor and Mr. Tobin held an option to purchase 19,655 shares of the Company’s common stock.

Narrative to Director Compensation Table

Each of our independent directors has entered into agreements with the Company, pursuant to which each director will receive quarterly cash fees in the amount of $6,250, in addition to 20,000 shares of restricted stock upon the successful listing of the Company’s common stock on the Nasdaq Capital Market and options with a five-year term and a Black-Scholes value of $20,000 on the date of issuance, which options were issued in June 2016. Our inside directors do not receive any additional compensation for the services they provide to us as directors. Directors are reimbursed for out-of-pocket expenses incurred as a result of their participation on our Board and committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is or has been an officer or employee of the Company. No interlocking relationship existed between our Board of Directors or our Compensation Committee and the Board of Directors or compensation committee of any other company during fiscal year 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our Class A common stock as of June 30, 2016, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Cellceutix Corporation, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Common Stock (3)
Officers and Directors
Leo Ehrlich (3)	35,463,320	24.0%
Krishna Menon (4)	33,048,286	23.3%
Arthur P. Bertolino (5)	1,066,667	*	%
Barry Schechter (6)	304,655	*	%
Zorik Spektor (7)	44,655	*	%
Mark R. Tobin (8)	19,655	*	%
All current executive officers and directors as a group (8 persons) (9)	69,947,238	42.2%
5% Stockholders
Wayne & Mary Aruda (10)	9,869,096	8.0%

_______________

*	Denotes less than 1% of the outstanding shares of common stock.

(1)	“Beneficial owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	For each stockholder, the calculation of percentage of beneficial ownership is based upon 123,589,536 shares of common stock outstanding as of June 30, 2016, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or were exercisable within 60 days of June 30, 2016, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants, or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

(3)	Includes (i) 8,585,002 shares of Class A common stock held directly by Mr. Ehrlich, (ii) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (iii) 4,126,008 shares of Class A common stock into which a convertible loan in the amount of $2,022,264 and accrued interest $40,740 may be converted at $0.50 per share, (iv) vested options to purchase 2,000,000 shares of Class A common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan and (v) vested options to purchase 18,000,000 shares of Class B common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(4)	Includes (i) 15,048,286 shares of Class A common stock held by the Menon Family Trust, for which Dr. Menon serves as trustee, and (ii) vested options to purchase 18,000,000 shares of Class B common stock granted to Dr. Menon under the 2010 Equity Inventive Plan. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(5)	Includes 1,066,667 shares of restricted stock. See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of the vesting conditions for the restricted stock.

(6)	Includes 285,000 shares of common stock held directly and a vested option to purchase 19,655 shares of common stock.

(7)	Includes a warrant to purchase 25,000 shares of common stock and a vested option to purchase 19,655 shares of common stock.

(8)	Includes a vested option to purchase 19,655 shares of common stock.

(9)	Includes 27,737,265 shares of common stock directly and indirectly owned by the current executive officers and directors as a group and 42,210,003 shares underlying options, warrants or convertible debt.

(10)	As reported by Wayne and Mary Aruda on a Form 13G/A filed with the SEC on January 26, 2016. As of December 31, 2015, 2016, Wayne and Mary Aruda reported joint dispositive and voting power over 9,869,096 shares of common stock. The address of Wayne and Mary Aruda is 593 NW Crane Terrace, Boca Raton, FL 33432.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	38,826,889	$0.16	3,869,111
Equity compensation plans not approved by stockholders (2)	617,839	$1.39	18,315,494
Total	39,444,728	$0.18	22,184,605

_______________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Audit Committee’s charter requires it to approve or ratify certain transactions involving the Company and “related persons,” as defined under the relevant SEC rules. Any transaction with a related person, other than transactions available to all employees generally or involving aggregate amounts of less than $120,000, must be approved or ratified by the Audit Committee. The policy applies to all executive officers, directors and their family members and entities in which any of these individuals has a substantial ownership interest or control. None of such related persons has been involved in any transactions with us since the beginning of fiscal 2016 which are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. For information about transactions with related persons that were entered into before fiscal 2016, see notes 10 and 11 to the Company’s financial statements appearing in the Original Form 10-K.

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that the following members of the Board are independent as defined in applicable SEC and Nasdaq rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Listing Rule 5605, and that such members constitute a majority of the entire Board: Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Baker Tilly Virchow Krause, LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2016 and 2015, and fees billed for other services provided by Baker Tilly Virchow Krause, LLP in fiscal years ended June 30, 2016 and 2015. The Board of Directors has approved all of the following fees.

	Fiscal Year Ended
(Rounded to nearest thousand)	2016	2015

Audit Fees	$113,000	$113,000
Audit related Fees	—	4,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$113,000	$117,000

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Baker Tilly Virchow Krause, LLP in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees, including review of Form 8-K filing related to a common stock purchase agreement and consultation regarding a contemplated regulatory filing.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by Baker Tilly Virchow Krause, LLP and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Baker Tilly Virchow Krause, LLP for our consolidated financial statements as of and for the year ended June 30, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Date: October 28, 2016	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.3*	Chairman of the Board and President of Research Certifications required under Section 302 of the Sarbanes Oxley Act of 2002

31.4*	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002

______

* Filed herewith.

