Form 10-Q
period 2016-09-30
Cellceutix CORP
filed 2016-11-09
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	125,108,756
Common Stock Class B, $0.0001 par value	None

CELLCEUTIX CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2016

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in our Annual Report on Form 10-K under “Part I, Item 1A, Risk Factors” and in this report under “Part II, Item 1A, Risk Factors.”

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION

CONDENSED BALANCE SHEETS

(Rounded to nearest thousand except for per share data)

	September 30,	June 30,
	2016	2016
	Unaudited
ASSETS
Current Assets:
Cash	$5,556,000	$6,310,000
Prepaid expenses	181,000	272,000
Other receivable	403,000	-
Subscription receivable	26,000	26,000
Total Current Assets	6,166,000	6,608,000

Other Assets:
Patent costs - net	4,246,000	4,311,000
Property, plant and equipment -net	88,000	90,000
Deferred offering costs	326,000	358,000
Security deposits	78,000	78,000
Total Other Assets	4,738,000	4,837,000

Total Assets	$10,904,000	$11,445,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,506,000 and $1,502,000, respectively)	$3,718,000	$3,528,000
Accrued expenses - (including related party accruals of approx. $105,000 and $72,000, respectively)	170,000	97,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,777,000 and $2,777,000, respectively)	2,863,000	2,834,000
Note payable - related party	2,022,000	2,022,000
Total Current Liabilities	8,773,000	8,481,000

Total Liabilities	8,773,000	8,481,000

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 125,108,756 and 123,589,536 issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	13,000	12,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	-	-
Additional paid-in capital	59,163,000	56,969,000
Accumulated deficit	(57,045,000)	(54,017,000)
Total Stockholders' Equity	2,131,000	2,964,000

Total Liabilities and Stockholders' Equity	$10,904,000	$11,445,000

The accompanying notes are an integral part of these condensed financial statements

CELLCEUTIX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2016	2015

Revenues	$-	$-

Operating expenses:
Research and development expenses	2,277,000	1,831,000
General and administrative expenses	362,000	339,000
Officers' payroll and payroll tax expenses	130,000	130,000
Professional fees	209,000	227,000

Total operating expenses	2,978,000	2,527,000

Loss from operations	(2,978,000)	(2,527,000)

Other expenses
Interest income	1,000	1,000
Interest expense	(51,000)	(51,000)

Total other expenses	(50,000)	(50,000)

Loss before provision for income taxes	(3,028,000)	(2,577,000)
Provision for income taxes	-	-

Net loss	$(3,028,000)	$(2,577,000)

Basic and diluted loss per share attributable to common stockholders	$(0.02)	$(0.02)

Weighted average number of common shares	124,289,082	118,140,424

The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

(Rounded to nearest thousand)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,028,000)	$(2,577,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as
payment for services compensation, services
rendered and financing costs	344,000	98,000
Amortization of patent costs	91,000	97,000
Depreciation of equipment	5,000	3,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	91,000	90,000
Other receivable	(403,000)	-
Accounts payable	190,000	219,000
Accrued expenses	73,000	27,000
Accrued officers' salaries and payroll taxes	29,000	(64,000)

Net cash used in operating activities	(2,608,000)	(2,107,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,000)	-
Patent costs	(26,000)	(39,000)

Net cash used in investing activities	(29,000)	(39,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	1,883,000	1,498,000
Exercise of stock options and warrants	-	12,000

Net cash provided by financing activities	1,883,000	1,510,000

NET DECREASE IN CASH	(754,000)	(636,000)

CASH, BEGINNING OF PERIOD	6,310,000	8,410,000

CASH, END OF PERIOD	$5,556,000	$7,774,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,000	$15,000

The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Cellceutix Corporation have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2016, included in our Annual Report on Form 10-K for the year ended June 30, 2016.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Cellceutix Corporation.

Basis of Presentation

Cellceutix Corporation (“Cellceutix” or the “Company”) was incorporated as Econoshare, Inc. on August 1, 2005, in the State of Nevada. On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned corporation formed under the laws of the State of Delaware on June 20, 2007. Following the acquisition, the Company changed its name to Cellceutix Corporation. Cellceutix Corporation has no subsidiaries since Cellceutix Pharma, Inc. was dissolved in 2014. The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date.

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

2. Liquidity

At September 30, 2016, we had $5.6 million in cash. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred for the three months ended September 30, 2016 and 2015, amounted to $3.0 million and $2.6 million, respectively, and a working capital (deficit) of approximately $(2.6) million and $(1.9) million, respectively at September 30, 2016 and June 30, 2016.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of September 30, 2016, the available balance is approximately $20 million.

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

3. Significant Accounting Policies and Recent Accounting Pronouncements

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation. Such reclassifications were limited to the Condensed Balance Sheets and did not impact the Condensed Statement of Operations and Condensed Statement of Cash Flows.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 45,036,175 and 44,436,980 were excluded from the computation of diluted earnings (loss) per share for the three months ended September 30, 2016 and 2015, respectively, because their effect is anti-dilutive.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by Cellceutix for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations”. Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock is measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation using the straight-line vesting method over the requisite service period of the equity awards.

The components of stock based compensation related to stock options in the Company’s Statement of Operations for the three months ended September 30, 2016 and 2015 are as follows (rounded to nearest thousand):

	Three months ended September 30
	2016	2015
Research and development expenses
Professional fees	$42,000	$78,000
Employees’ bonus	13,000	-
Officers’ bonus	289,000	20,000

Total share-based compensation expense	$344,000	$98,000

Recent Accounting Pronouncements

Standards Issued Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting after December 15, 2016; the Company’s first quarter of fiscal 2018. Management is currently evaluating the impact of this standard on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (“ASU 2016-09”). Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is also changing. For public business entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its financial statements and disclosures.

Standards Issued and Adopted

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. Management has adopted this guidance and it did not have a material impact on our condensed financial statements.

4. Other Receivables

Other receivables represent amounts to be reimbursed by vendors.

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	September 30, 2016	June 30, 2016

Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Anti-microbial – surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,061,000	1,035,000
		5,287,000	5,261,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(931,000)	(855,000)
Accumulated amortization for Patents –Kevetrin and related compounds		(110,000)	(95,000)

		$4,246,000	$4,311,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2016 and 2015 was approximately $91,000 and $97,000, respectively.

At September 30, 2016, the future amortization period for all patents was approximately 9 years to 16 years. Future estimated annual amortization expenses are approximately $270,000 for 2017, $363,000 for each year from 2018 to 2025, $353,000 for the year ending June 30, 2026, $351,000 for the year ending June 30, 2027, $113,000 for the year ending June 30, 2028, $59,000 for the years ending June 30, 2029 to 2032, and $22,000 for year ending June 30, 2033.

6. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2016	June 30, 2016

Accrued research and development consulting fees	$64,000	$25,000
Accrued rent (Note 9) – related party	29,000	32,000
Accrued interest – (Note 10) related parties	77,000	40,000

Total	$170,000	$97,000

7. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2016	June 30, 2016

Accrued salaries – related parties	$2,647,000	$2,647,000
Accrued payroll taxes – related parties	130,000	130,000
Withholding tax	86,000	57,000

Total	$2,863,000	$2,834,000

8. Commitments and Contingencies

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

As of September 30, 2016, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2017	161,000
2018	214,000
2019	55,000

Total minimum payments	$430,000

Rent expense, net of lease income, under this operating lease agreement was approximately $50,000 for both of three months ended September 30, 2016 and 2015. Before September, 2013, the Company paid rent to KARD for its share of office space and details are shown at Note 9. Related Party Transactions.

Contractual Commitments

The Company has no contractual minimum commitments to Contract Research Organizations as of September 30, 2016. Services are billed to Cellceutix when performed by the vendors.

9. Related Party Transactions

Office Lease

Dr. Menon, a significant shareholder of the Company and its President of Research and a Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from KARD or pays rent to KARD.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the Company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of Cellecutix, has co-signed the lease and rents approximately 200 square feet of office space, the space previously used by Cellceutix and pays Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of approximately $3,000, to Cellceutix for both of the three months ended September 30, 2016 and 2015 and the rental payment was offset with the accrued rent owed to KARD.

At September 30, 2016 and June 30, 2016, rent payable to KARD of approximately $29,000 and $32,000, respectively, were included in accrued rent – related party.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. The Company no longer uses KARD. At September 30, 2016 and June 30, 2016, the accrued research and development expenses to KARD was approximately $1,486,000 and this amount was included in accounts payable.

10. Note Payable – Related Party

During the year ended June 30, 2010, Mr. Ehrlich loaned the Company a total of approximately $973,000. A condition for this note was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s common stock at $0.50 per share. The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%. On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of approximately $97,000 through December 31, 2010 into additional principal. During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional approximate $997,000 which brought the total balance of the demand note to approximately $2,002,000. During the year ended June 30, 2012, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of the demand note to approximately $2,022,000.

On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan and agreed to change the interest rate on the outstanding balance of principal and interest of approximately $2,248,000, as of March 31, 2012, from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten years from the date of issuance.

At September 30, 2016 and June 30, 2016, approximately $77,000 and $40,000, respectively, was accrued as interest expense on this note.

At September 30, 2016 and June 30, 2016, principal balances of the demand note was approximately $2,022,000.

11. Equity Incentive Plans, Stock-Based Compensation and Warrants

Equity Incentive Plans

2009 Stock Option Plan

On April 5, 2009 the Board of Directors of the Registrant adopted the 2009 Stock Option Plan (“the 2009 Plan”). The 2009 Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

2010 Equity Incentive Plan

Under the 2010 Equity Incentive Plan (the "2010 Plan") the total number of shares of common stock reserved and available for issuance under the 2010 Plan is 45,000,000 shares. Shares of common stock under the 2010 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The term of each stock option shall be fixed as provided, however, an Incentive Stock Option may be granted only within the ten-year period commencing from the effective date of the 2010 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an Incentive Stock Option granted to an optionee who, at the time of grant, owns common stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company).

2016 Equity Incentive Plan

On June 30, 2016, the Board adopted the Cellceutix Corporation 2016 Equity Incentive Plan (the "2016 Plan"). The 2016 Plan became effective upon adoption by the Board on June 30, 2016.

Up to 20,000,000 shares of the Company's common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan); provided that, no Outside Director (as defined in the 2016 Plan) may be granted awards covering more than 250,000 shares of common stock in any year and no participant shall be granted, during any one year period, options to purchase common stock and stock appreciation rights with respect to more than 4,000,000 shares of common stock in the aggregate or any other awards with respect to more than 2,500,000 shares of common stock in the aggregate. The 2016 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, directors, and consultants of the Company and its affiliates.

In connection with adoption of the 2016 Plan, the Board of Directors also approved forms of Incentive Stock Option Agreement for Employees, Non-qualified Stock Option Agreement for Employees, Non-qualified Stock Option Agreement for Non-Employee Directors, Restricted Stock Award Agreement for Employees and Restricted Stock Award Agreement for Non-Employee Directors that will be utilized by the Company to grant options and restricted shares under the 2016 Plan.

The following table summarizes all stock option activity under the above equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	40,444,728	$0.22	4.58	$48,185,911

Granted	368,779	1.31	9.80	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at September 30, 2016	40,813,507	$0.23	4.38	$44,341,745

Exercisable at September 30, 2016	39,769,611	$0.20	4.25	$44,333,975

The fair value of options granted for the three months ended September 30, 2016 and 2015 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Three months ended September 30,
	2016	2015
Expected term (in years)	3-10	3
Expected stock price volatility	57.63%-111.62%	65.76%
Risk-free interest rate	0.71%-1.73%	1.04%
Expected dividend yield	-	-

Stock-Based Compensation

The Company recognized approximately $344,000 and $77,000 of total stock-based compensation costs related to stock options awards for the three months ended September 30, 2016 and 2015, respectively. The $344,000 of stock based compensation expense for the three months ended September 30, 2016 included approximately $127,000 of stock options expenses and $217,000 of stock awards (see Note 12).

For the three months ended September 30, 2016

On February 16, 2016, the Company issued 119,424 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to two consultants for services, valued at approximately $55,000, based on the closing bid price as quoted on the OTC on February 16, 2016 at $1.15 per share. These options were issued with an exercise price of $1.105. One third vested immediately, one third vested in six months (August 11, 2016), and the balance will be vested on February 11, 2017, and will be valid for a period of three years. These options have piggyback registration rights. The Company recorded approximately $9,000 of stock option expenses during the three months ended September 30, 2016.

On April 6, 2016, the Company issued 25,000 shares and 25,000 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to a consultant for service. The stock options valued at approximately $14,000, based on the closing bid price as quoted on the OTC on April 6, 2016 at $1.61 per share. These options were issued with an exercise price of $1.77 and shall vest on April 30, 2017, with a three year option term. These options have piggyback registration rights. The Company recorded approximately $3,000 of stock option expenses for the three months ended September 30, 2016.

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer, effective on June 27, 2016. Commencing on June 27, 2016, the Company agreed to pay Dr. Bertolino an annual salary of $440,000. In addition, the Company agreed to grant to Dr. Bertolino under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company's Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date, and the remaining 50% upon the second anniversary of the effective date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control (as defined in the employment agreement) of the Company. The Company could not conclude that it was probable that these awards will fully vest until the second anniversary of the effective date, because such events listed above are outside the Company’s control. The Company will evaluate the probability of these events occurring for each reporting period. The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018. The 617,839 stock options were valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.39 per share. They will be amortized over 2 years to June 27, 2018 or sooner if the Company determines that it is probable that one of the events listed above will occur. During the three months ended September 30, 2016, the Company recorded approximately $289,000 of total stock-based compensation, including approximately $188,000 of stock based compensation expense and approximately $101,000 of stock option expense. The Company may award Dr. Arthur P. Bertolino an annual bonus at the sole discretion of the Board of Directors of the Company. The Company may accelerate the amortization of the $1.5 million stock-based compensation expense if there are conditions which will accelerate the vesting, as mentioned above.

On July 18, 2016, the Company issued 7,500 stock options to purchase shares of the Company’s common stock to a consultant for service rendered, exercisable for 3 years at $1.38 per share of common stock. The value of these 7,500 options was approximately $4,000.

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 1, 2019. During the three months ended September 30, 2016, the Company recorded approximately $8,000 of total stock-based compensation, including approximately $2,000 of stock based compensation expense and approximately $6,000 of stock option expense.

On September 15, 2016, the Company and LaVonne Lang entered into an executive employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Commencing on September 15, 2016, the Company agreed to pay Dr. Lang an annual salary of $250,000. In addition, the Company agreed to grant to Dr. Lang under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 63,492 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 188,262 shares of the Company’s common stock were also granted at an exercise price of $1.26 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 63,492 shares were valued at approximately $80,000, which will be amortized over three years to September 15, 2019. The 188,263 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 15, 2019. During the three months ended September 30, 2016, the Company recorded approximately $4,000 of total stock-based compensation, including approximately $1,000 of stock based compensation expense and approximately $3,000 of stock option expense.

For the three months ended September 30, 2015

On July 10, 2015, the Company issued 7,028 shares and 50,000 options to a consultant for his one year contract, which options are exercisable for 3 years at $2.49 per share of common stock. The total value of these 50,000 options was approximately $60,000 and we recognized approximately $60,000 of stock based compensation costs that was charged to additional paid-in capital as of September 30, 2015. The assumptions we used in the Black Scholes option-pricing model were disclosed as above.

Stock Warrants

For the three months ended September 30, 2016

During the three months ended September 30, 2016, there were no warrants issued or exercised.

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	25,000	$1.79	0.56	$-

Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2016	25,000	$1.79	0.31	$-

Exercisable at September 30, 2016	25,000	$1.79	0.31	$-

12. Equity Transactions

Issuance of Common Stock for Cash

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

On March 30, 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of $32,000 and $25,000 were debited to additional paid-in capital during the three months ended September 30, 2016 and 2015. The unamortized portion is carried on the balance sheet as deferred offering costs and was $326,000 and $358,000 at September 30, 2016 and June 30, 2016, respectively. During the period from March 30, 2015 to September 30, 2016, the Company had completed sales to Aspire totaling 7,300,000 shares of common stock generating gross proceeds of approximately $10 million.

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company's common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company's prospectus filed as part of the Company's effective $75 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

During the three months ended September 30, 2016 and 2015, the Company had completed sales to Aspire totaling 1,500,000 shares and 700,000 shares of common stock generating gross proceeds of approximately $1.9 million and $1.5 million, respectively.

Issuance of Common Stock by Exercise of Common Stock Options

For the three months ended September 30, 2016

During the three months ended September 30, 2016, the Company has no issuance of common stock by exercise of common stock options.

For the three months ended September 30, 2015

During the three months ended September 30, 2015, the Company received cash of $15,000 in total and recorded subscription receivable of $25,400 for the exercise of 74,000 Common Stock options at a range of $0.42 to $1.11 per share.

Issuance of Common Stock to Consultants For Services

For the three months ended September 30, 2016

On July 18, 2016, the Company issued 7,500 shares to a consultant for service rendered. The value of these 7,500 shares at $1.38 per share was approximately $10,000.

On August 1, 2016, the Company issued 11,720 restricted shares to a consultant for service. The value of these 11,720 shares at $1.28 per share was approximately $15,000.

For the three months ended September 30, 2015

On July 10, 2015, the Company issued 7,028 shares of restricted Class A common shares to a consultant for services rendered. The shares were granted and vested on July 10, 2015. The shares were valued at $17,500.

Issuances of Common Stock and Stock Options – Pursuant to Employment Agreements

For the three months ended September 30, 2016

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Pursuant to the employment agreement, the Company issued 58,394 shares of restricted stock and options to purchase 172,987 shares of common stock to Ms. Harness under the Cellceutix Corporation 2016 Equity Incentive Plan. See Note 11 for additional information concerning the restricted stock and stock options granted to Ms. Harness.

On September 15, 2016, the Company and LaVonne Lang entered into an executive employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Pursuant to the employment agreement, the Company issued 63,492 shares of restricted stock and options to purchase 188,263 shares of common stock to Dr. Lang under the Cellceutix Corporation 2016 Equity Incentive Plan. See Note 11 for additional information concerning the restricted stock and stock options granted to Dr. Lang.

The following summarizes our restricted stock activity for the above restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2016	1,066,667	$1.4
Total shares granted	121,886	1.3
Total shares outstanding at September 30, 2016	1,188,553	$1.4

Scheduled vesting for outstanding restricted stock at September 30, 2016 is as follows:

	Year Ending June 30,
	2017	2018	2019	2020	Total
Scheduled vesting—restricted stock	533,333	573,963	40,629	40,628	1,188,533

As of September 30, 2016, there was $1.5 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.8 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized compensation has a weighted average recognition period of 1.87 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-Q. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the financial statements. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

Management’s Plan of Operation

Overview

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

Recent Developments

At this time the Company is focusing its research and development efforts on Kevetrin, Prurisol, Brilacidin, and to a lesser extent on our other anti-bacterial and anti-fungal compounds. Set forth below is an overview our research and development efforts on Kevetrin, Prurisol and Brilacidin for the three months ended September 30, 2016 and through the date of this Quarterly Report on Form 10-Q:

Kevetrin. The first-in-human clinical trial evaluating the safety and pharmacokinetics of Kevetrin was completed at Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center. The study enrolled a total of 48 patients, who had failed previous therapies, with various types of advanced solid tumors, including 11 patients with advanced ovarian cancer. A dose-escalation design was used with patients enrolled in 11 cohorts with the maximum dose administered at 750 mg/m2. Kevetrin appeared to be safe and well tolerated, with no dose-limiting toxicities occurring among patients who received even the highest dose of Kevetrin. Cellceutix is currently preparing for a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer, which is anticipated to start in the fourth quarter of calendar 2016 or early 2017. The main objective of this trial focuses on confirming the modulation by Kevetrin of p53 in tumors, as well as monitoring response of tumors to the treatment. Presently and planned concurrent with the Phase 2a trial is the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation of Kevetrin, but there are no assurances made or implied that Cellceutix will be successful in completing development of an oral formulation of Kevetrin.

Cellceutix’s expenditures on Kevetrin were approximately $0.06 million during the quarter ended September 30, 2016.

Prurisol. The Company completed an initial Phase 2 trial of oral Prurisol for mild to moderate plaque psoriasis. After a detailed analysis, the data showed that the most robust response to Prurisol was in patients with moderate psoriasis in the trial’s highest dosing arm (200mg), with no serious adverse events reported in that arm. Among these patients (with the severest form of psoriasis in study), those having a baseline IGA score of 3 (“moderate”), the primary endpoint was met in 46% of patients who received 200 mg of Prurisol per day. These data were derived from analyses of all patients. Benefits were apparent by two weeks and showed further improvement by the end of the study at 12 weeks.

Cellceutix has commenced a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for approximately 189 subjects with moderate to severe plaque psoriasis. Daily Prurisol dosage has been increased from 200mg. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of 12 weeks.

The Company expects interim analysis top-line results in the second quarter of calendar 2017. Cellceutix’s expenditures on Prurisol were approximately $0.4 million during the quarter ended September 30, 2016. We expect our expenditures on Prurisol to increase for the fiscal year ended June 30, 2017.

Brilacidin. In February 2016, Cellceutix submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We have received from the FDA comments and considerations for incorporation into our study design, and we are now preparing our response. In addition, multiple other trials of Brilacidin remain ongoing, including a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of ulcerative proctitis (UP) or ulcerative proctosigmoiditis (UPS), two types of Inflammatory Bowel Diseases (IBD).

In October 2016, Cellceutix disclosed the first of interim results from the UP/UPS study. The ongoing Phase 2 trial comprises three sequential cohorts (6 patients per cohort), with progressive dose escalation by cohort—50 mg, 100 mg, and 200 mg, respectively. Treatment with Brilacidin by daily enema administration is performed for 42 days. At the time of interim data release, four of six patients in the lowest dosing cohort (50 mg) completed the study. Comparison to baseline after six weeks of treatment showed that all four patients completing the study experienced a clinically meaningful response, as measured by the partial or full Modified Mayo Disease Activity Index (MMDAI), without measurable plasma drug levels. More specifically, measurements of concentrations of Brilacidin in plasma showed all levels, across all time points, to be below the lower limit of quantification (i.e., <100 ng/mL), which is consistent with limited systemic exposure from administration per rectum by enema. These data suggest that other inflammatory conditions may, likewise, be treated locally and efficaciously with Brilacidin without significant systemic absorption, better ensuring a safe and well-tolerated therapeutic profile. Given Brilacidin’s low level of systemic exposure, moderate-to-high dosing of the drug by topical application to the skin might also be supported in treating various dermatology disorders and conditions.

Additional reporting of results from the Phase 2 P-o-C clinical trial of Brilacidin-UP/UPS is anticipated over the coming months, as is an interim analysis in the first half of 2017 of the Phase 2 clinical trial of Brilacidin-OM. Cellceutix’s expenditures on Brilacidin were approximately $0.7 million during the quarter ended September 30, 2016.

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

In our anti-fungal program, we have identified a series of host defense protein (HDP) mimics that are highly active against Candida species and exhibit very low cytotoxicity against mammalian cell types. Additional studies of our HDP mimics suggest possible new treatments for other fungal pathogens, including Aspergillus strains.

Other

In addition to their antimicrobial activity, we are evaluating the use of current and future HDP mimics for disorders of barrier function, where the innate immune system plays a vital role. For these disorders, the goal is to exploit the anti-inflammatory and anti-biofilm properties to restore and maintain healthy skin and mucous membranes, and to treat refractory biofilm-related infections on natural and artificial surfaces. This would include inflammatory or trauma-related conditions of the skin, eyes, GI tract, and respiratory mucosa; exacerbations of chronic bronchitis and cystic fibrosis; and infections of catheters, valves, and prosthetic joints

Critical Accounting Policies and Estimates

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

Please see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part II Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended June 30, 2016. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended June 30, 2016.

Recently Issued Accounting Pronouncements

See Note 3 to the Financial Statements, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying notes to Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We expect that our general and administrative expenses will also increase in the future as we expand our business development, by adding employees, consultants, additional infrastructure and incurring other additional costs. Based upon our expected rate of expenditures over the next 12 months and beyond, management anticipates seeking additional working capital to meet our anticipated clinical trial obligations.

Revenue

We generated no revenue and incurred operating expenses of $3.0 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended September 30, 2016 and 2015, respectively (rounded to nearest thousand):

	For the three months ended
	September 30,
	2016	2015	2016 vs. 2015
			$	%
Clinical studies and development research	$1,347,000	$1,222,000	125,000	10%
Stock-based compensation - consultants	42,000	78,000	(36,000)	(46)%
Officers' payroll and payroll tax expenses related to R&D department	235,000	106,000	129,000	122%
Employees payroll and payroll tax expenses related to R&D department	255,000	305,000	(50,000)	(16)%
Stock-based compensation-Officers	289,000	20,000	269,000	1,345%
The Stock-based compensation- Employee	13,000	-	13,000	n/a
Depreciation and amortization Expenses	96,000	100,000	(4,000)	(4)%

Total	$2,277,000	$1,831,000	446,000	24%

Research and development expenses for proprietary programs increased during the three months ended September 30, 2016 primarily due to higher spending on our Brilacidin program and Prusisol program.

Stock-based compensation- consultants decreased during the three months ended September 30, 2016 due to granting fewer stock awards to consultants in the first quarter of fiscal 2017.

Officers' payroll and payroll tax expenses related to R&D department increased during the three months ended September 30, 2016 primarily related to the hiring of our President and Chief Medical Officer who joined us on June 27, 2016.

Employees payroll and payroll tax expenses decreased primarily related to the resignation of one senior employee in our research and development department offset by the hiring of our VP Clinical Services and Project Management.

Stock-based compensation – Officers increased during the three months ended September 30, 2016 primarily related to the stock-based compensation given to our new President and Chief Medical Officer who joined us on June 27, 2016.

Stock-based compensation- Employee increased during the three months ended September 30, 2016 primarily related to the stock-based compensation given to our new VP Regulatory Affairs and our VP Clinical Services and Project Management who joined us in September, 2016.

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

Below is a summary of our general and administrative expenses for the three months ended September 30, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	September 30
	2016	2015	2016 vs. 2015
			$	%
Insurance and health expense	$136,000	$122,000	14,000	11%
Patent expenses	2,000	13,000	(11,000)	(85)%
Rent and utility expense	62,000	68,000	(6,000)	(9)%
Other G&A	162,000	136,000	26,000	19%
Total	$362,000	$339,000	23,000	7%

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the three months ended September 30, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	September 30
	2016	2015	2016 vs. 2015
			$	%
Officers' payroll and payroll tax expenses	$130,000	$130,000	-	-

There was no change in Officers' payroll and payroll tax expenses for the Company during the three months ended September 30, 2016 and 2015. Officers' payroll and payroll tax expenses decreased during fiscal 2016 primarily related to a decrease in bonus paid. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Mr. Menon. The Company recorded 90% of annual payroll paid to Mr. Menon and his payroll tax expenses under Research and Development Expense.

Professional fees

Below is a summary of our Professional fees for the three months ended September 30, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	September 30,
	2016	2015	2016 vs. 2015
			$	%
Audit Fee, legal and professional fees	$209,000	$227,000	(18,000)	(8)%

Professional fees decreased during the three months ended September 30, 2016 primarily related to decrease in professional fee paid to external consultants as the Company hired more internal staff.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended September 30, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	September 30,
	2016	2015	2016 vs. 2015
			$	%
Interest Income	$1,000	$1,000	-	-
Interest Expenses	(51,000)	(51,000)	-	-
Other Income (Expense), net	$(50,000)	$(50,000)	-	-

There was no change in Interest Income received from banks and interest expenses paid on the note payable – related party (see note 10).

Net Losses

We incurred net losses of $3.0 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively because of the above factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements – Next 12 Months

As of September 30, 2016, we had approximately $5.6 million in cash and cash equivalents and $20 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital, compared to $6.3 million of cash and cash equivalents as of June 30, 2016. We anticipate that future budget expenditures will be approximately $19 million over the next 12 months, including approximately $15 million for clinical trials.

We will require additional sources of equity capital during the fiscal year ended June 30, 2017, to meet our working capital requirements for our planned clinical trials. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading "Risk Factors" in Part I Item 1A and elsewhere in our Annual Report on Form 10-K and in other reports we file with the SEC.

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

During the period from March 30, 2015 to September 30, 2016, the Company had completed sales to Aspire totaling 7,300,000 shares of common stock generating gross proceeds of approximately $10 million relating to this $30 million purchase agreement. The Company has $20 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital. Other Equity Issuances are disclosed at note 12.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended September 30, 2016 and 2015 (rounded to nearest thousand):

	Three Months Ended September 30,		% Change Increase/
	2016	2015	(decrease)

Net cash used in operating activities	$(2,608,000)	$(2,107,000)	24%
Net cash used in investing activities	(29,000)	(39,000)	-26%
Net cash provided by financing activities	1,883,000	1,510,000	25%
Net (decrease) increase in cash and cash equivalents	$(754,000)	$(636,000)	19%

Operating activities

The increase in net cash used in operating activities of $0.5 million versus the prior-year three-month period was mainly due to increase in our losses from operations of $0.6 million.

Our operating activities used cash of $2.6 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $0.01 million versus the prior-year three-month period was due to a decrease in acquiring patents of $0.01 million.

During the three months ended September 30, 2016, our investing activities used cash of $0.03 million, including the purchases of patents of $0.03 million. During the three months ended September 30, 2015, our investing activities used cash of $0.04 million, including the purchases of patents of $0.04 million.

Financing activities

The increase in net cash provided by financing activities of $0.40 million versus the prior-year three-month period was due to an increase in sales of our common stock to Aspire.

During the three months ended September 30, 2016, we raised approximately $1.88 million in net cash proceeds, including $1.88 million in net proceeds from the sale of 1.5 million shares of our common stock to Aspire.

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

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs and staffing costs without accessing approximately $16 million (as per current management’s budgets) of our remaining financing available with Aspire Capital, of approximately $20 million as of the date of this filing, or accessing additional sources of working capital under the Company’s effective shelf registration statement.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of September 30, 2016 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years
Lease obligations (1)	$430,000	$161,000	$214,000	$55,000	$-

Total (2)	$430,000	$161,000	$214,000	$55,000	$-
_________

(1)	The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of approximately $18,000. The Company will receive $900 per month from the sublease of 200 square feet of space to Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of our Company, which is not included in the table above.

(2)	The Company has no contractual minimum commitments to Contract Research Organizations as of September 30, 2016. Services are billed to Cellceutix, when performed by the vendors.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2016, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2016, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
10.1	Form of executive employment agreement	Filed herewith
31.1	President of Research Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	President of Research Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Dated: November 8, 2016	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

Dated: November 8, 2016	By:	/s/ Krishna Menon
Krishna Menon
President of Research

