Form 10-Q
period 2016-12-31
Cellceutix CORP
filed 2017-02-09
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

____________________________________________________________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 27, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	126,408,756
Common Stock Class B, $0.0001 par value	None

CELLCEUTIX CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION

CONDENSED BALANCE SHEETS

(Rounded to nearest thousand except for per share data)

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,859,000	$6,310,000
Prepaid expenses	199,000	272,000
Subscription receivable	26,000	26,000
Total Current Assets	4,084,000	6,608,000

Other Assets:
Patent costs - net	4,181,000	4,311,000
Property, plant and equipment -net	139,000	90,000
Deferred offering costs	310,000	358,000
Security deposits	78,000	78,000
Total Other Assets	4,708,000	4,837,000

Total Assets	$8,792,000	$11,445,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,504,000 and $1,502,000, respectively)	$3,223,000	$3,528,000
Accrued expenses - (including related party accruals of approx. $139,000 and $72,000, respectively)	549,000	97,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,777,000 and $2,777,000, respectively)	2,862,000	2,834,000
Note payable - related party	2,022,000	2,022,000
Total Current Liabilities	8,656,000	8,481,000

Total Liabilities	8,656,000	8,481,000

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 126,008,756 and 123,589,536 issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	13,000	12,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	-	-
Additional paid-in capital	60,526,000	56,969,000
Accumulated deficit	(60,403,000)	(54,017,000)
Total Stockholders' Equity	136,000	2,964,000

Total Liabilities and Stockholders' Equity	$8,792,000	$11,445,000

The accompanying notes are an integral part of these condensed financial statements

CELLCEUTIX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenues	$-	$-	$ -	$ -

Operating expenses:
Research and development expenses	2,683,000	2,130,000	4,960,000	3,961,000
General and administrative expenses	344,000	352,000	706,000	691,000
Officers' payroll and payroll tax expenses	130,000	130,000	260,000	260,000
Professional fees	152,000	662,000	361,000	889,000

Total operating expenses	3,309,000	3,274,000	6,287,000	5,801,000

Loss from operations	(3,309,000)	(3,274,000)	(6,287,000)	(5,801,000)

Other income (expenses)
Interest income	1,000	1,000	2,000	2,000
Interest expense	(50,000)	(50,000)	(101,000)	(101,000)
Total other income (expenses)	(49,000)	(49,000)	(99,000)	(99,000)

Loss before provision for income taxes	(3,358,000)	(3,323,000)	(6,386,000)	(5,900,000)
Provision for income taxes	-	-	-	-

Net loss	$(3,358,000)	$(3,323,000)	$(6,386,000)	$(5,900,000)

Basic and diluted loss per share attributable to common stockholders	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	125,275,060	118,673,362	124,782,071	118,406,893

The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

(Rounded to nearest thousand)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,386,000)	$(5,900,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for services	690,000	530,000
Amortization of patent costs	183,000	204,000
Depreciation of equipment	15,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	73,000	172,000
Accounts payable	(305,000)	259,000
Accrued expenses	452,000	93,000
Accrued officers' salaries and payroll taxes	28,000	(3,000)

Net cash used in operating activities	(5,250,000)	(4,640,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(64,000)	-
Patent costs	(53,000)	(217,000)

Net cash used in investing activities	(117,000)	(217,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	2,916,000	2,618,000
Exercise of stock options and warrants	-	12,000

Net cash provided by financing activities	2,916,000	2,630,000

NET DECREASE IN CASH	(2,451,000)	(2,227,000)

CASH, BEGINNING OF PERIOD	6,310,000	8,410,000

CASH, END OF PERIOD	$3,859,000	$6,183,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29,000	$29,000

The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and six month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Cellceutix Corporation.

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

2. Liquidity

At December 31, 2016, we had $3.9 million in cash. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred for the six months ended December 31, 2016 and 2015, amounted to $6.4 million and $5.9 million, respectively, and we had a working capital deficit of approximately $4.6 million and $1.9 million, respectively at December 31, 2016 and June 30, 2016.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of December 31, 2016, the available balance is approximately $19 million under this stock purchase agreement.

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

Management believes that the amounts available from Aspire Capital and under the Company’s effective shelf registration statement will be sufficient to fund the Company’s operations for the next 12 months.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 45.1 million shares and 44.0 million shares were excluded from the computation of diluted earnings (loss) per share for the three months and six months ended December 31, 2016 and 2015, respectively, because their effect is anti-dilutive.

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

ASC 505-50-30-11 further provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

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

The components of stock based compensation related to stock options and stock awards in the Company’s Statement of Operations for the three months and six months ended December 31, 2016 and 2015 are as follows (rounded to nearest thousand):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
General and administrative expenses
Professional fees	$-	$432,000	$-	$432,000

Research and development expenses
Professional fees	$8,000	$-	$50,000	$78,000
Employees’ bonus	50,000	-	62,000	-
Officers’ bonus	289,000	-	578,000	20,000

Total share-based compensation expense	$347,000	$432,000	$690,000	$530,000

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

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with a single comprehensive five-step principles based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until fiscal year 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company will apply this new guidance when it becomes effective and has not yet selected a transition method. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management has been continuously assessing the impact of this guidance.

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	December 31, 2016	June 30, 2016
Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Anti-microbial – surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,088,000	1,035,000
		5,314,000	5,261,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,007,000)	(855,000)
Accumulated amortization for Patents – Kevetrin and related compounds		(126,000)	(95,000)

		$4,181,000	$4,311,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense was approximately $92,000 and $107,000, for the three months ended December 31, 2016 and 2015, respectively and was approximately $183,000, and $204,000 for the six months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the future amortization period for all patents was approximately 9 years to 16 years. Future estimated annual amortization expenses are approximately $181,000 for 2017, $364,000 for each year from 2018 to 2025, $354,000 for the year ending June 30, 2026, $352,000 for the year ending June 30, 2027, $114,000 for the year ending June 30, 2028, $61,000 for the years ending June 30, 2029 to 2032, $24,000 for year ending June 30, 2033 and $1,000 for year ending June 30, 2034.

5. Accounts Payable

Accounts payable consisted of the following (rounded to nearest thousand):

	December 31, 2016	June 30, 2016
Accounts payable	$1,719,000	$2,026,000
Accounts payable (Note 9) – related parties	1,504,000	1,502,000

Total	$3,223,000	$3,528,000

During the second quarter of fiscal year 2017, the Company realized that it had improperly estimated that it owed research and development related expenses resulting from invoices under a specific research vendor contract for upfront start-up fees, amounting to $593,000. Changes in the estimated research and development expenses are accounted for in the current period. As a result, in the second quarter of fiscal 2017, the Company recorded $593,000 into income relating to the reversal of this accounts payable that was recorded as of June 30, 2016. The Company believes that the amounts recorded were not material to the Company's consolidated results of operations or consolidated financial position.

6. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2016	June 30, 2016
Accrued research and development consulting fees	$411,000	$25,000
Accrued rent (Note 9) – related party	26,000	32,000
Accrued interest – (Note 10) related party	112,000	40,000

Total	$549,000	$97,000

7. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2016	June 30, 2016
Accrued salaries – related parties	$2,647,000	$2,647,000
Accrued payroll taxes – related parties	130,000	130,000
Withholding tax	85,000	57,000

Total	$2,862,000	$2,834,000

8. Commitments and Contingencies

Lease Commitments

Operating Leases

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of approximately $18,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company, have co-signed the lease and subleases 200 square feet of space previously used by the Company and pay the Company $900 per month.

As of December 31, 2016, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2017	109,000
2018	217,000
2019	54,000

Total minimum payments	$380,000

Rent expense, net of lease income, under this operating lease agreement was approximately $51,000 and $50,000, for the three months ended December 31, 2016 and 2015, respectively and was approximately $102,000 and $101,000 for the six months ended December 31, 2016 and 2015, respectively.

Contractual Commitments

The Company has no contractual minimum commitments to contract research organizations as of December 31, 2016. Services are billed to Cellceutix when performed by the vendors.

9. Related Party Transactions

Office Lease

Dr. Menon, one of the Company’s principal shareholders, President of Research and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, on a month to month basis for $900 per month. This continued through August 2013 and since September 1, 2013, the Company no longer leases space from KARD or pays rent to KARD.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the Company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers and directors of Cellecutix, has co-signed the lease and rents approximately 200 square feet of office space, the space previously used by Cellceutix and pays Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of approximately $3,000 and $6,000 to Cellceutix for both of the three months and six months ended December 31, 2016 and 2015, respectively, and the rental payment was offset with the accrued rent owed to KARD.

At December 31, 2016 and June 30, 2016, rent payable to KARD of approximately $26,000 and $32,000, respectively, were included in accrued rent – related party.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. The Company no longer uses KARD. As of December 31, 2016 and June 30, 2016, the accrued research and development expenses to KARD was approximately $1,486,000 and this amount was included in accounts payable.

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

On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan and agreed to change the interest rate on the outstanding balance of principal and interest of approximately $2,248,000, as of March 31, 2012, from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. The options are valid for ten years from the date of issuance.

As of December 31, 2016 and June 30, 2016, approximately $112,000 and $40,000, respectively, was accrued as interest expense on this note.

As of December 31, 2016 and June 30, 2016, principal balances of the demand note was approximately $2,022,000.

11. Equity Incentive Plans, Stock-Based Compensation and Warrants

Equity Incentive Plans

2009 Stock Option Plan

On April 5, 2009 the Board of Directors of the Company adopted the 2009 Stock Option Plan (“the 2009 Plan”). The 2009 Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

2010 Equity Incentive Plan

Under the 2010 Equity Incentive Plan (the "2010 Plan") adopted by the Board of Directors in December 2010, the total number of shares of common stock reserved and available for issuance under the 2010 Plan is 45,000,000 shares. Shares of common stock under the 2010 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The term of each stock option shall be fixed as provided, however, an ISO may be granted only within the ten-year period commencing from the effective date of the 2010 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an ISO granted to an optionee who, at the time of grant, owns common stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company).

2016 Equity Incentive Plan

On June 30, 2016, the Board of Directors adopted the Cellceutix Corporation 2016 Equity Incentive Plan (the "2016 Plan"). The 2016 Plan became effective upon adoption by the Board of Directors on June 30, 2016.

Up to 20,000,000 shares of the Company's common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan); provided that, no Outside Director (as defined in the 2016 Plan) may be granted awards covering more than 250,000 shares of common stock in any year and no participant shall be granted, during any one year period, options to purchase common stock and stock appreciation rights with respect to more than 4,000,000 shares of common stock in the aggregate or any other awards with respect to more than 2,500,000 shares of common stock in the aggregate. The 2016 Plan permits the grant of ISOs, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, directors, and consultants of the Company and its affiliates.

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

The following table summarizes all stock option activity under the above equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	40,444,728	$0.22	4.58	$48,185,911

Granted	368,779	1.31	9.55	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at December 31, 2016	40,813,507	$0.23	4.13	$39,336,598

Exercisable at December 31, 2016	39,769,611	$0.20	4.00	$39,334,409

The fair value of options granted for the six months ended December 31, 2016 and 2015 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Six Months Ended
	December 31,
	2016	2015
Expected term (in years)	3 - 10	3
Expected stock price volatility	57.63% to 111.62%	56.52% to 65.76%
Risk-free interest rate	0.71% to 1.73%	1.04% to 1.16%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $347,000 and $432,000 of total stock-based compensation costs related to stock and stock options awards for the three months ended December 31, 2016 and 2015, respectively. The Company recognized approximately $690,000 and $530,000 of total stock-based compensation costs related to stock and stock options awards for the six months ended December 31, 2016 and 2015, respectively.

The $690,000 of total stock-based compensation expense for the six months ended December 31, 2016 included approximately $272,000 of stock options expense and $418,000 of stock awards (see Note 12).

For the six months ended December 31, 2016

On February 16, 2016, the Company issued 119,424 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to two consultants for services, valued at approximately $55,000, based on the closing bid price as quoted on the OTC on February 16, 2016 at $1.15 per share. These options were issued with an exercise price of $1.105. One third vested immediately, one third vested in six months (August 11, 2016), and the balance will be vested on February 11, 2017, and will be valid for a period of three years. These options have piggyback registration rights. The Company recorded approximately $5,000 and $14,000 of stock options expense during the three months and six months ended December 31, 2016, respectively.

On April 6, 2016, the Company issued 25,000 shares and 25,000 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to a consultant for service. The stock options were valued at approximately $14,000, based on the closing bid price as quoted on the OTC on April 6, 2016 at $1.61 per share. These options were issued with an exercise price of $1.77 and shall vest on April 30, 2017, with a three year option term. These options have piggyback registration rights. The Company recorded approximately $3,000 and $6,000 of stock option expenses for the three months and six months ended December 31, 2016, respectively. The value of these 25,000 shares at $1.61 per share was approximately $40,250.

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer, effective on June 27, 2016. Commencing on June 27, 2016, the Company agreed to pay Dr. Bertolino an annual salary of $440,000. In addition, the Company agreed to grant to Dr. Bertolino under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company's Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date, and the remaining 50% upon the second anniversary of the effective date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control (as defined in the employment agreement) of the Company. The Company could not conclude that it was probable that these awards will fully vest until the second anniversary of the effective date, because such events listed above are outside the Company’s control. The Company will evaluate the probability of these events occurring for each reporting period. The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018. The 617,839 stock options were valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.39 per share. They will be amortized over 2 years to June 27, 2018 or sooner if the Company determines that it is probable that one of the events listed above will occur. During the three months and six months ended December 31, 2016, the Company recorded approximately $289,000 and $578,000 of total stock-based compensation, respectively. The $289,000 of stock based compensation expense for the three months ended December 31, 2016 included approximately $101,000 of stock option expense and $188,000 of stock awards. The $578,000 of stock based compensation expense for the six months ended December 31, 2016 included approximately $202,000 of stock option expense and $376,000 of stock awards.

The Company may award Dr. Arthur P. Bertolino an annual bonus at the sole discretion of the Board of Directors of the Company. The Company may accelerate the amortization of the $1.1 million stock-based compensation expense if there are conditions which will accelerate the vesting, as mentioned above. At December 31, 2016, it was determined by management that is was not probable that these accelerated vesting conditions would occur and therefore there was no accrual recorded for the contingent acceleration of this stock-based compensation expense.

On July 18, 2016, the Company issued 7,500 stock options to purchase shares of the Company’s common stock to a consultant for service rendered, exercisable for 3 years at $1.38 per share of common stock. The value of these 7,500 options was approximately $4,000. During the three months and six months ended December 31, 2016, the Company recorded approximately $0 and $4,000 of total stock option expense, respectively.

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 1, 2019. During the three months and six months ended December 31, 2016, the Company recorded approximately $25,000 and $33,000 of total stock-based compensation, respectively. The $25,000 of stock based compensation expense for the three months ended December 31, 2016 included approximately $18,000 of stock option expense and $7,000 of stock awards. The $33,000 of stock based compensation expense for the six months ended December 31, 2016 included approximately $24,000 of stock option expense and $9,000 of stock awards.

On September 15, 2016, the Company and LaVonne Lang entered into an executive employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Commencing on September 15, 2016, the Company agreed to pay Dr. Lang an annual salary of $250,000. In addition, the Company agreed to grant to Dr. Lang under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 63,492 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 188,262 shares of the Company’s common stock were also granted at an exercise price of $1.26 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 63,492 shares were valued at approximately $80,000, which will be amortized over three years to September 15, 2019. The 188,263 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 15, 2019. During the three months and six months ended December 31, 2016, the Company recorded approximately $25,000 and $29,000 of total stock-based compensation, respectively. The $25,000 of stock based compensation expense for the three months ended December 31, 2016 included approximately $18,000 of stock option expense and $7,000 of stock awards. The $29,000 of stock based compensation expense for the six months ended December 31, 2016 included approximately $21,000 of stock option expense and $8,000 of stock awards.

For the six months ended December 31, 2015

On July 10, 2015, the Company issued 7,028 shares and 50,000 options to a consultant for his one year contract, which options are exercisable for 3 years at $2.49 per share of common stock. The total value of these 50,000 options was approximately $60,000 and we recognized approximately $60,000 of stock based compensation costs that was charged to Research and Development expense as of December 31, 2015. The assumptions we used in the Black Scholes option-pricing model were disclosed as above.

Stock Warrants

For the six months ended December 31, 2016

During the six months ended December 31, 2016, there were no warrants issued or exercised.

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	25,000	$1.79	0.56	$-

Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2016	25,000	$1.79	0.06	$-

Exercisable at December 31, 2016	25,000	$1.79	0.06	$-

12. Equity Transactions

Issuance of Common Stock for Cash

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

On March 30, 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of $48,000 and $44,000 were recorded to additional paid-in capital during the six months ended December 31, 2016 and 2015. The unamortized portion is carried on the balance sheet as deferred offering costs and was $310,000 and $358,000 at December 31, 2016 and June 30, 2016, respectively. During the period from March 30, 2015 to December 31, 2016, the Company had completed sales to Aspire totaling 8.2 million shares of common stock generating gross proceeds of approximately $11 million.

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

During the six months ended December 31, 2016 and 2015, the Company had completed sales to Aspire totaling 2.4 million shares and 1.5 million shares of common stock generating gross proceeds of approximately $2.9 million and $2.6 million, respectively.

Issuance of Common Stock by Exercise of Common Stock Options

For the six months ended December 31, 2016

During the six months ended December 31, 2016, the Company has no issuance of common stock by exercise of common stock options.

For the six months ended December 31, 2015

During the six months ended December 31, 2015, the Company recorded subscription receivable of $25,400 for the exercise of 60,000 Common Stock options at $0.42 per share.

Issuance of Common Stock to Consultants For Services

For the six months ended December 31, 2016

On July 18, 2016, the Company issued 7,500 shares to a consultant for service rendered. The value of these 7,500 shares at $1.38 per share was approximately $10,000.

On August 1, 2016, the Company issued 11,720 restricted shares to a consultant for service. The value of these 11,720 shares at $1.28 per share was approximately $15,000.

For the six months ended December 31, 2015

On July 10, 2015, the Company issued 7,028 shares of restricted Class A common shares to a consultant for services rendered. The shares were granted and vested on July 10, 2015. The value of these 7,028 shares at $2.49 per share was approximately $17,500.

Issuances of Common Stock and Stock Options – Pursuant to Employment Agreements

For the six months ended December 31, 2016

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

The following summarizes our restricted stock activity for the above restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2016	1,066,667	$1.40
Total shares granted	121,886	1.31
Total shares outstanding at December 31, 2016	1,188,553	$1.39

Scheduled vesting for outstanding restricted stock at December 31, 2016 is as follows:

	Year Ending June 30,
	2017	2018	2019	2020	Total
Scheduled vesting—restricted stock	533,333	573,963	40,629	40,628	1,188,533

As of December 31, 2016, there was $1.3 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.8 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized compensation has a weighted average recognition period of 1.62 years.

13. Subsequent Events

From January 4, 2017 to January 20, 2017, the Company has generated additional proceeds of approximately $455,000 under the Common Stock Purchase Agreement with Aspire Capital from the sale 400,000 shares of its common stock.

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

Recent Developments

At this time the Company is focusing its research and development efforts on Kevetrin, Prurisol, Brilacidin, and to a lesser extent on our other anti-bacterial and anti-fungal compounds. Set forth below is an overview our research and development efforts on Kevetrin, Prurisol and Brilacidin for the six months ended December 31, 2016 and through the date of this Quarterly Report on Form 10-Q:

Kevetrin. The first-in-human clinical trial evaluating the safety and pharmacokinetics of Kevetrin was completed at Dana-Farber Cancer Institute and Beth Israel Deaconess Medical Center. The study enrolled a total of 48 patients, who had failed previous therapies, with various types of advanced solid tumors, including 11 patients with advanced ovarian cancer. A dose-escalation design was used with patients enrolled in 11 cohorts with the maximum dose administered at 750 mg/m2. Kevetrin appeared to be safe and well tolerated, with no dose-limiting toxicities occurring among patients who received even the highest dose of Kevetrin. Cellceutix is currently preparing for a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The clinical protocol was submitted to and approved by the study site’s institutional review board (IRB) and we anticipate start of the study 1Q2017 after submission to the FDA. The main objective of this trial focuses on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring response of tumors to the treatment. Presently and planned concurrent with the Phase 2a trial is the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation of Kevetrin, but there are no assurances made or implied that Cellceutix will be successful in completing development of an oral formulation of Kevetrin. Toxicology studies for the oral formulation of Kevetrin began January 2017.

Cellceutix’s expenditures on Kevetrin were approximately $0.2 million and $0.3 million during the three months and six months ended December 31, 2016, respectively.

Prurisol. The Company completed an initial Phase 2 trial of oral Prurisol for mild to moderate plaque psoriasis. After a detailed analysis, the data showed that the most robust response to Prurisol was in patients with moderate psoriasis in the trial’s highest dosing arm (200mg), with no serious adverse events reported in that arm. Among these patients (with the severest form of psoriasis in study), those having a baseline IGA score of 3 (“moderate”), the primary endpoint was met in 46% (Per Protocol) and 40% (Intent-to-Treat) of patients who received 200 mg of Prurisol per day. These data were derived from analyses of all patients. Benefits were apparent by two weeks and showed further improvement by the end of the study at 12 weeks.

Cellceutix has commenced a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for approximately 189 subjects with moderate to severe plaque psoriasis. Daily Prurisol dosage has been increased from 200mg. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of 12 weeks.

The Company expects interim analysis top-line results in the second quarter of calendar 2017. Cellceutix’s expenditures on Prurisol were approximately $1.2 million and $1.6 million during the three months and six months ended December 31, 2016, respectively. We expect our expenditures on Prurisol to increase in future reporting periods, depending on the Company’s future financing.

In December 2016 management reviewed Cellceutix’s development of Prurisol (KM133) and determined that no royalties on its sales would be due to outside parties.

Brilacidin. ABSSSI - In February 2016, Cellceutix submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management has decided to delay its response to FDA due to the low price per share of our common stock and the approximately $30 million costs required for this study which would result in significant dilution to our shareholders. Our strategy for now is to achieve success with other trials and attract partnering opportunities with significant down payments and milestone payments which can fund these trials.

Topical Brilacidin- Other trials of Brilacidin remain ongoing, including a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of ulcerative proctitis (UP) or ulcerative proctosigmoiditis (UPS), two types of Inflammatory Bowel Diseases (IBD).

In October 2016, Cellceutix disclosed the first of interim results from the UP/UPS study. The ongoing Phase 2 trial comprises three sequential cohorts (6 patients per cohort), with progressive dose escalation by cohort—50 mg, 100 mg, and 200 mg, respectively. Treatment with Brilacidin by daily enema administration is performed for 42 days. At the time of interim data release, four of six patients in the lowest dosing cohort (50 mg) completed the study. Comparison to baseline after six weeks of treatment showed that all four patients completing the study experienced a clinically meaningful response, as measured by the partial or full Modified Mayo Disease Activity Index (MMDAI), without measurable plasma drug levels. More specifically, measurements of concentrations of Brilacidin in plasma showed all levels, across all time points, to be below the lower limit of quantification (i.e., <100 ng/mL), which is consistent with limited systemic exposure from administration per rectum by enema. These data suggest that other inflammatory conditions may, likewise, be treated locally and efficaciously with Brilacidin without significant systemic absorption, better ensuring a safe and well-tolerated therapeutic profile. Given Brilacidin’s low level of systemic exposure, moderate-to-high dosing of the drug by topical application to the skin might also be supported in treating various dermatology disorders and conditions. All six patients for the second of three cohorts have been recruited to the study, with the cohort’s completion anticipated for late February 2017.

Additional reporting of results from the Phase 2 P-o-C clinical trial of Brilacidin-UP/UPS is anticipated over the coming months, as is an interim analysis in the first half of 2017 of the Phase 2 clinical trial of Brilacidin-OM. Cellceutix’s expenditures on Brilacidin were approximately $0.1 million and $0.8 million during the three months and six months ended December 31, 2016, respectively.

Compounds with Activity Against Gram-Negative Bacteria and Fungi

We have further reduced costs associated with the licensing of intellectual property for these diseases by returning certain patent portfolios back to the university licensor. Research at Cellceutix is now focused on supporting our clinical trials. As business conditions warrant, we will determine our financial commitment to the gram-negative bacteria and fungi programs.

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

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We expect that our general and administrative expenses will also increase in the future as we expand our business development, by adding employees, consultants, additional infrastructure and incurring other additional costs. Based upon our expected rate of expenditures over the next 12 months and beyond, management will seek additional working capital to meet the Company’s anticipated clinical trial obligations and Company overhead.

For the three months ended December 31, 2016 and 2015

Revenue

We generated no revenue and incurred operating expenses of $3.3 million and $3.3 million for the three months ended December 31, 2016 and 2015, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	For the three months ended
	December 31,		2016 vs. 2015
	2016	2015	$	%

Clinical studies and development research	$1,662,000	$1,615,000	47,000	3%
Officers' payroll and payroll tax expenses related to R&D department	218,000	106,000	112,000	106%
Employees payroll and payroll tax expenses related to R&D department	354,000	299,000	55,000	18%
Stock-based compensation - officers	289,000	-	289,000	-
Stock-based compensation - employee	50,000	-	50,000	-
Stock-based compensation - consultants	8,000	-	8,000	-
Depreciation and amortization Expenses	102,000	110,000	(8,000)	(7)%

Total	$2,683,000	$2,130,000	553,000	26%

Research and development expenses for proprietary programs increased during the three months ended December 31, 2016, due to higher spending on our Kevetrin program and Prurisol program offset by the final settlement of disputed accounts payable related to Brilacidin program of approximately $600,000.

Officers' payroll and payroll tax expenses related to R&D department increased during the three months ended December 31, 2016 primarily related to the hiring of our President and Chief Medical Officer who joined us on June 27, 2016.

Employees’ payroll and payroll tax expenses increased primarily related to the hiring of our VP Clinical Services and Project Management.

Stock-based compensation – officers increased during the three months ended December 31, 2016 primarily related to the stock-based compensation given to our new President and Chief Medical Officer who joined us on June 27, 2016.

Stock-based compensation- employee increased during the three months ended December 31, 2016 primarily related to the stock-based compensation given to our new VP Regulatory Affairs and our VP Clinical Services and Project Management who joined us in September, 2016.

Stock-based compensation- consultants increased during the three months ended December 31, 2016 due to amortization of stock awards granted in previous periods. There were no new stock awards during the second quarter of fiscal 2017 and no stock awards in the second quarter of fiscal 2016.

Depreciation and amortization expenses decreased during the three months ended December 31, 2016 due to less amortization expenses on those patent cost being written off at last fiscal year.

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

Below is a summary of our general and administrative expenses for the three months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	December 31		2016 vs. 2015
	2016	2015	$	%

Insurance and health expense	$121,000	$128,000	(7,000)	(5)%
Rent and utility expense	69,000	64,000	5,000	8%
Other G&A	154,000	160,000	(6,000)	(4)%
Total	$344,000	$352,000	(8,000)	(2)%

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the three months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	December 31		2016 vs. 2015
	2016	2015	$	%

Officers' payroll and payroll tax expenses	$130,000	$130,000	-	-

There was no change in Officers' payroll and payroll tax expenses for the Company during the three months ended December 31, 2016 and 2015. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Mr. Menon. The Company recorded 90% of annual payroll paid to Mr. Menon and his payroll tax expenses under Research and Development Expense.

Professional fees

Below is a summary of our Professional fees for the three months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	December 31,		2016 vs. 2015
	2016	2015	$	%

Audit Fee, legal and professional fees	$152,000	$662,000	(510,000)	(77)%

Professional fees decreased during the three months ended December 31, 2016 primarily related to decrease in stock options paid to a law firm for services, valued at approximately $432,000 on November 5, 2015 (see Note 11 in the accompanying Notes to Condensed Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Three months ended
	December 31,		2016 vs. 2015
	2016	2015	$	%

Interest Income	$1,000	$1,000	-	-
Interest Expenses	(50,000)	(50,000)	-	-%
Other Income (Expense), net	$(49,000)	$(49,000)	-	-%

There was no change in Interest Income received from banks and interest expenses paid on the note payable – related party (see note 10 in the accompanying Notes to Condensed Financial Statements).

Net Losses

We incurred net losses of $3.4 million and $3.3 million for the three months ended December 31, 2016 and 2015, respectively because of the above factors.

For the six months ended December 31, 2016 and 2015

Revenue

We generated no revenue and incurred operating expenses of $6.3 million and $5.8 million for the six months ended December 31, 2016 and 2015, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the six months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	For the six months ended
	December 31,		2016 vs. 2015
	2016	2015	$	%

Clinical studies and development research	$3,009,000	$2,837,000	172,000	6%
Officers' payroll and payroll tax expenses related to R&D department	453,000	212,000	241,000	114%
Employees payroll and payroll tax expenses related to R&D department	609,000	604,000	5,000	1%
Stock-based compensation - officers	578,000	20,000	558,000	2790%
Stock-based compensation - employee	63,000	-	63,000	-
Stock-based compensation - consultants	50,000	78,000	(28,000)	(36)%
Depreciation and amortization expenses	198,000	210,000	(12,000)	(6)%

Total	$4,960,000	$3,961,000	999,000	25%

Research and development expenses for proprietary programs increased during the six months ended December 31, 2016 primarily due to higher spending on our Kevetrin program and Prurisol program offset by the final settlement of disputed accounts payable related to Brilacidin program of approximately $600,000.

Officers' payroll and payroll tax expenses related to R&D department increased during the six months ended December 31, 2016 primarily related to the hiring of our President and Chief Medical Officer who joined us on June 27, 2016.

Employees’ payroll and payroll tax expenses increased primarily related to the hiring of our VP Clinical Services and Project Management.

Stock-based compensation – officers increased during the six months ended December 31, 2016 primarily related to the stock-based compensation given to our new President and Chief Medical Officer who joined us on June 27, 2016.

Stock-based compensation- employee increased during the six months ended December 31, 2016 primarily related to the stock-based compensation given to our new VP Regulatory Affairs and our VP Clinical Services and Project Management who joined us in September, 2016.

Stock-based compensation- consultants decreased during the six months ended December 31, 2016 due to granting less stock awards to consultants in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

Depreciation and amortization expenses decreased during the three months ended December 31, 2016 due to less amortization expenses on those patent cost being written off at last fiscal year.

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

Below is a summary of our general and administrative expenses for the six months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Six months ended
	December 31		2016 vs. 2015
	2016	2015	$	%

Insurance and health expense	$258,000	$249,000	9,000	4%
Rent and utility expense	130,000	132,000	(2,000)	(2)%
Other G&A	318,000	310,000	8,000	3%
Total	$706,000	$691,000	15,000	2%

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the six months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Six months ended
	December 31		2016 vs. 2015
	2016	2015	$	%

Officers' payroll and payroll tax expenses	$260,000	$260,000	-	-

There was no change in Officers' payroll and payroll tax expenses for the Company during the six months ended December 31, 2016 and 2015. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Mr. Menon. The Company recorded 90% of annual payroll paid to Mr. Menon and his payroll tax expenses under Research and Development Expense.

Professional fees

Below is a summary of our Professional fees for the six months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Six months ended
	December 31,		2016 vs. 2015
	2016	2015	$	%

Audit Fee, legal and professional fees	$361,000	$889,000	(528,000)	(59)%

Professional fees decreased during the six months ended December 31, 2016 primarily related to decrease in stock options paid to a law firm for services, valued at approximately $432,000 on November 5, 2015 (see Note 11 in the accompanying Notes to Condensed Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the six months ended December 31, 2016 and 2015, respectively (rounded to nearest thousand):

	Six months ended
	December 31,		2016 vs. 2015
	2016	2015	$	%

Interest Income	$2,000	$2,000	-	-
Interest Expenses	(101,000)	(101,000)	-	-
Other Income (Expense), net	$(99,000)	$(99,000)	-	-

There was no change in Interest Income received from banks and interest expenses paid on the note payable – related party (see note 10 in the accompanying Notes to Condensed Financial Statements).

Net Losses

We incurred net losses of $6.4 million and $5.9 million for the six months ended December 31, 2016 and 2015, respectively because of the above factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements – Next 12 Months

As of December 31, 2016, we had approximately $3.9 million in cash and $19 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital, compared to $6.3 million of cash as of June 30, 2016. We anticipate that future budget expenditures will be approximately $19 million over the next 12 months, including approximately $15 million for clinical trials.

Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of equity capital during the fiscal year ended June 30, 2017, to meet our working capital requirements for our planned clinical trials. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

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

During the period from March 30, 2015 to December 31, 2016, the Company had completed sales to Aspire totaling 8.2 million shares of common stock generating gross proceeds of approximately $11 million relating to this $30 million purchase agreement. The Company has $19 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital. Other Equity Issuances are disclosed in Note 12 in the accompanying Notes to Condensed Financial Statements.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended December 31, 2016 and 2015 (rounded to nearest thousand):

	Six Months Ended December 31,		% Change Increase/
	2016	2015	(decrease)

Net cash used in operating activities	$(5,250,000)	$(4,640,000)	13%
Net cash used in investing activities	(117,000)	(217,000)	(46)%
Net cash provided by financing activities	2,916,000	2,630,000	11%
Net (decrease) increase in cash	$(2,451,000)	$(2,227,000)	10%

Operating activities

The increase in net cash used in operating activities of $0.6 million versus the prior-year six-month period was mainly due to increase in our losses from operations of $0.5 million.

Our operating activities used cash of $5.3 million and $4.6 million for the six months ended December 31, 2016 and 2015, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $0.1 million versus the prior-year six-month period was due to a decrease in acquiring patents of $0.1 million.

During the six months ended December 31, 2016, our investing activities used cash of $0.1 million, including the purchases of fixed assets of $0.05 million and the purchases of patents of $0.05 million. During the six months ended December 31, 2015, our investing activities used cash of $0.2 million, including the purchases of patents of $0.2 million.

Financing activities

The increase in net cash provided by financing activities of $0.3 million versus the prior-year six-month period was due to an increase in sales of our common stock to Aspire.

During the six months ended December 31, 2016, we raised approximately $2.9 million in net cash proceeds, including $2.9 million in net proceeds from the sale of 2.4 million shares of our common stock to Aspire.

During the six months ended December 31, 2015, we raised approximately $2.6 million in net cash proceeds, including $2.6 million in net proceeds from the sale of 1.5 million shares of our common stock to Aspire.

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

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs and staffing costs without accessing (as per current management’s budgets) the remaining financing available with Aspire Capital, of approximately $19 million as of the date of this filing, or accessing additional sources of working capital under the Company’s effective shelf registration statement.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2016 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years
Lease obligations (1)	$380,000	$109,000	$217,000	$54,000	$-

Total (2)	$380,000	$109,000	$217,000	$54,000	$-

__________

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

(2)	The Company has no contractual minimum commitments to Contract Research Organizations as of December 31, 2016. Services are billed to Cellceutix, when performed by the vendors.

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

As of December 31, 2016, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

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
President of Research

Dated: February 9, 2017

