Form 10-Q
period 2017-03-31
Cellceutix CORP
filed 2017-05-09
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	131,380,668
Common Stock Class B, $0.0001 par value	None

CELLCEUTIX CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2017

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLCEUTIX CORPORATION

CONDENSED BALANCE SHEETS

(Rounded to nearest thousand except for per share data)

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,613,000	$6,310,000
Prepaid expenses	107,000	272,000
Subscription receivable	26,000	26,000
Total Current Assets	5,746,000	6,608,000

Other Assets:
Patent costs - net	4,290,000	4,311,000
Property, plant and equipment -net	129,000	90,000
Deferred offering costs	269,000	358,000
Security deposits	78,000	78,000
Total Other Assets	4,766,000	4,837,000

Total Assets	$10,512,000	$11,445,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,513,000 and $1,502,000, respectively)	$4,192,000	$3,528,000
Accrued expenses - (including related party accruals of approx. $172,000 and $72,000, respectively)	227,000	97,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,777,000 and $2,777,000, respectively)	2,888,000	2,834,000
Note payable - related party	2,022,000	2,022,000
Total Current Liabilities	9,329,000	8,481,000

Total Liabilities	9,329,000	8,481,000

Commitments and contingencies (Note 8)

Stockholders' Equity
Preferred stock, $0.001 par value, 500,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 131,380,668 and 123,589,536 issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	13,000	12,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	-	-
Additional paid-in capital	65,476,000	56,969,000
Accumulated deficit	(64,306,000)	(54,017,000)
Total Stockholders' Equity	1,183,000	2,964,000

Total Liabilities and Stockholders' Equity	$10,512,000	$11,445,000

The accompanying notes are an integral part of these condensed financial statements

CELLCEUTIX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	3,182,000	3,025,000	8,142,000	6,986,000
General and administrative expenses	331,000	249,000	1,037,000	940,000
Officers' payroll and payroll tax expenses	138,000	138,000	398,000	398,000
Professional fees	201,000	247,000	562,000	1,135,000

Total operating expenses	3,852,000	3,659,000	10,139,000	9,459,000

Loss from operations	(3,852,000)	(3,659,000)	(10,139,000)	(9,459,000)

Other income (expenses)
Interest income	-	1,000	2,000	3,000
Interest expense	(51,000)	(51,000)	(152,000)	(152,000)
Total other income (expenses)	(51,000)	(50,000)	(150,000)	(149,000)

Loss before provision for income taxes	(3,903,000)	(3,709,000)	(10,289,000)	(9,608,000)
Provision for income taxes	-	-	-	-

Net loss	$(3,903,000)	$(3,709,000)	$(10,289,000)	$(9,608,000)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding	127,270,598	120,204,272	125,599,470	119,001,662

The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(Rounded to nearest thousand)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,289,000)	$(9,608,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock and stock options issued as employee compensation and payment for services	1,026,000	548,000
Amortization of patent costs	277,000	308,000
Depreciation of equipment	24,000	13,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	165,000	(93,000)
Accounts payable	664,000	1,283,000
Accrued expenses	130,000	(167,000)
Accrued officers' salaries and payroll taxes	54,000	19,000

Net cash used in operating activities	(7,949,000)	(7,697,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(63,000)	(68,000)
Patent costs	(256,000)	(280,000)

Net cash used in investing activities	(319,000)	(348,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock – net of offering costs	7,571,000	4,958,000
Exercise of stock options and warrants	-	12,000

Net cash provided by financing activities	7,571,000	4,970,000

NET DECREASE IN CASH	(697,000)	(3,075,000)

CASH, BEGINNING OF PERIOD	6,310,000	8,410,000

CASH, END OF PERIOD	$5,613,000	$5,335,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$44,000	$74,000

The accompanying notes are an integral part of these condensed financial statements.

CELLCEUTIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Company’s Common Stock is quoted on OTCQB, symbol “CTIX”.

Nature of Operations -Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of cancer, antibiotics and inflammatory disease. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Prurisol, Kevetrin and Brilacidin and advancing them as quickly as possible along the regulatory pathway. We will develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our products. In order to successfully develop and market our products, we may have to partner with other companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

2. Liquidity

At March 31, 2017, we had $5.6 million in cash. We have expended substantial funds on the research and development of our product candidates. Our net losses incurred for the nine months ended March 31, 2017 and 2016, amounted to $10.3 million and $9.6 million, respectively, and we had a working capital deficit of approximately $3.6 million and $1.9 million, respectively at March 31, 2017 and June 30, 2016.

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital") which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of March 31, 2017, the available balance is approximately $16 million under this stock purchase agreement.

We anticipate that future budget expenditures will be approximately $14 million over the next 12 months, including approximately $10 million for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

Management believes that the amounts available from Aspire Capital and under the Company’s effective Form S-3 shelf registration statement as well as any potential future Form S-1 filing to register the sale of its securities will be sufficient to fund the Company’s operations for the next 12 months.

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

Basic Earnings (Loss) per Share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. Common share equivalents of 45.0 million shares and 44.0 million shares were excluded from the computation of diluted earnings (loss) per share for the three months and nine months ended March 31, 2017 and 2016, respectively, because their effect is anti-dilutive.

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

The components of stock based compensation related to stock options and stock awards in the Company’s Statement of Operations for the three months and nine months ended March 31, 2017 and 2016 are as follows (rounded to nearest thousand):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
General and administrative expenses
Professional fees	$-	$-	$-	$432,000

Research and development expenses
Professional fees	$5,000	$18,000	$55,000	$96,000
Employees’ bonus	48,000	-	110,000	-
Officers’ bonus	283,000	-	861,000	20,000

Total share-based compensation expense	$336,000	$18,000	$1,026,000	$548,000

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	March 31, 2017	June 30, 2016
Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Anti-microbial – surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,291,000	1,035,000
		5,517,000	5,261,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,082,000)	(855,000)
Accumulated amortization for Patents –Kevetrin and related compounds		(145,000)	(95,000)

		$4,290,000	$4,311,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense was approximately $95,000 and $105,000, for the three months ended March 31, 2017 and 2016, respectively and was approximately $277,000, and $308,000 for the nine months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the future amortization period for all patents was approximately 8.43 years to 16.75 years. Future estimated annual amortization expenses are approximately $92,000 for 2017, $376,000 for each year from 2018 to 2025, $366,000 for the year ending June 30, 2026, $363,000 for the year ending June 30, 2027, $127,000 for the years ending June 30, 2028, $73,000 for the years ending June 30, 2029 to 2032, $35,000 for year ending June 30, 2033 and $6,000 for year ending June 30, 2034.

5. Accounts Payable

Accounts payable consisted of the following (rounded to nearest thousand):

	March 31, 2017	June 30, 2016
Accounts payable	$2,679,000	$2,026,000
Accounts payable (Note 9) – related parties	1,513,000	1,502,000

Total	$4,192,000	$3,528,000

During the second quarter of fiscal year 2017, the Company realized that it had improperly estimated that it owed research and development related expenses resulting from invoices under a specific research vendor contract for upfront start-up fees, amounting to $593,000. Changes in the estimated research and development expenses were accounted for in the second quarter of fiscal 2017 by recording $593,000 into income relating to the reversal of this accounts payable that was recorded as of June 30, 2016. The Company believes that the amounts recorded were not material to the Company's consolidated results of operations or consolidated financial position.

6. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2017	June 30, 2016
Accrued research and development consulting fees	$55,000	$25,000
Accrued rent (Note 9) – related party	24,000	32,000
Accrued interest – (Note 10) related party	148,000	40,000

Total	$227,000	$97,000

7. Accrued Salaries and Payroll Taxes – Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2017	June 30, 2016
Accrued salaries – related parties	$2,647,000	$2,647,000
Accrued payroll taxes – related parties	130,000	130,000
Withholding tax	111,000	57,000

Total	$2,888,000	$2,834,000

8. Commitments and Contingencies

Lease Commitments

Operating Leases

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of approximately $18,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company, has co-signed the lease and subleases 200 square feet of space previously used by the Company and pays the Company $900 per month.

As of March 31, 2017, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2017	55,000
2018	217,000
2019	54,000

Total minimum payments	$326,000

Rent expense, net of lease income, under this operating lease agreement was approximately $52,000 and $51,000, for the three months ended March 31, 2017 and 2016, respectively and was approximately $153,000 and $152,000 for the nine months ended March 31, 2017 and 2016, respectively.

Contractual Commitments

The Company has no contractual minimum commitments to contract research organizations as of March 31, 2017. Services are billed to Cellceutix when performed by the vendors.

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

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the Company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. Cellceutix had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers and directors of Cellecutix, has co-signed the lease and rents approximately 200 square feet of office space, the space previously used by Cellceutix and pays Cellceutix $900 per month, the same amount Cellceutix previously paid KARD. Innovative Medical paid total rent of approximately $3,000 and $9,000 to Cellceutix for both of the three months and nine months ended March 31, 2017 and 2016, respectively, and the rental payment was offset with the accrued rent owed to KARD.

At March 31, 2017 and June 30, 2016, rent payable to KARD of approximately $24,000 and $32,000, respectively, were included in accrued rent – related party.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. The Company no longer uses KARD. As of March 31, 2017 and June 30, 2016, the accrued research and development expenses to KARD was approximately $1,486,000 and this amount was included in accounts payable.

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

As of March 31, 2017 and June 30, 2016, approximately $148,000 and $40,000, respectively, was accrued as interest expense on this note.

As of March 31, 2017 and June 30, 2016, principal balances of the demand note was approximately $2,022,000.

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

The following table summarizes all stock option activity under the above equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	40,444,728	$0.22	4.58	$48,185,911

Granted	398,779	1.29	9.34	-
Exercised	-	-	-	-
Forfeited	(188,262)	1.26	9.47	-
Outstanding at March 31, 2017	40,655,245	$0.22	3.86	$33,195,870

Exercisable at March 31, 2017	39,809,419	$0.20	3.75	$33,194,400

The fair value of options granted for the nine months ended March 31, 2017 and 2016 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Nine Months Ended
	March 31,
	2017	2016
Expected term (in years)	3 - 10	3
Expected stock price volatility	57.63% to 111.62%	56.52% to 65.76%
Risk-free interest rate	0.71% to 2.49%	0.91% to 1.16%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $336,000 and $18,000 of total stock-based compensation costs related to stock and stock options awards for the three months ended March 31, 2017 and 2016, respectively.  The Company recognized approximately $1,026,000 and $548,000 of total stock-based compensation costs related to stock and stock options awards for the nine months ended March 31, 2017 and 2016, respectively.

The $1,026,000 of total stock-based compensation expense for the nine months ended March 31, 2017 included approximately $411,000 of stock options expense and $615,000 of stock awards (see Note 12).

For the nine months ended March 31, 2017

On February 16, 2016, the Company issued 119,424 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to two consultants for services, valued at approximately $55,000, based on the closing bid price as quoted on the OTC on February 16, 2016 at $1.15 per share. These options were issued with an exercise price of $1.105. One third vested immediately, one third vested in six months (August 11, 2016), and the balance vested on February 11, 2017, and will be valid for a period of three years. These options have piggyback registration rights. The Company recorded approximately $2,000 and $16,000 of stock options expense during the three months and nine months ended March 31, 2017, respectively.

On April 6, 2016, the Company issued 25,000 shares and 25,000 stock options to purchase shares of the Company’s common stock, par value $0.0001 per share to a consultant for service. The stock options were valued at approximately $14,000, based on the closing bid price as quoted on the OTC on April 6, 2016 at $1.61 per share. These options were issued with an exercise price of $1.77 and shall vest on April 30, 2017, with a three year option term. These options have piggyback registration rights. The Company recorded approximately $3,000 and $10,000 of stock option expenses for the three months and nine months ended March 31, 2017, respectively. The value of these 25,000 shares at $1.61 per share was approximately $40,250.

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer, effective on June 27, 2016. Commencing on June 27, 2016, the Company agreed to pay Dr. Bertolino an annual salary of $440,000. In addition, the Company agreed to grant to Dr. Bertolino under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company's Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date, and the remaining 50% upon the second anniversary of the effective date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control (as defined in the employment agreement) of the Company. The Company could not conclude that it was probable that these awards will fully vest until the second anniversary of the effective date, because such events listed above are outside the Company’s control. The Company will evaluate the probability of these events occurring for each reporting period. The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018. The 617,839 stock options were valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.39 per share. They will be amortized over 2 years to June 27, 2018 or sooner if the Company determines that it is probable that one of the events listed above will occur. During the three months and nine months ended March 31, 2017, the Company recorded approximately $283,000 and $861,000 of total stock-based compensation, respectively. The $283,000 of stock based compensation expense for the three months ended March 31, 2017 included approximately $99,000 of stock option expense and $184,000 of stock awards. The $861,000 of stock based compensation expense for the nine months ended March 31, 2017 included approximately $300,000 of stock option expense and $561,000 of stock awards.

The Company may award Dr. Arthur P. Bertolino an annual bonus at the sole discretion of the Board of Directors of the Company. The Company may accelerate the amortization of the $1.1 million stock-based compensation expense if there are conditions which will accelerate the vesting, as mentioned above. At March 31, 2017, it was determined by management that is was not probable that these accelerated vesting conditions would occur and therefore there was no accrual recorded for the contingent acceleration of this stock-based compensation expense.

On July 18, 2016, the Company issued 7,500 stock options to purchase shares of the Company’s common stock to a consultant for service rendered, exercisable for 3 years at $1.38 per share of common stock. The value of these 7,500 options was approximately $4,000. During the three months and nine months ended March 31, 2017, the Company recorded approximately $0 and $4,000 of total stock option expense, respectively.

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Portfolio Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 1, 2019. During the three months and nine months ended March 31, 2017, the Company recorded approximately $25,000 and $58,000 of total stock-based compensation, respectively. The $25,000 of stock based compensation expense for the three months ended March 31, 2017 included approximately $18,000 of stock option expense and $7,000 of stock awards. The $58,000 of stock based compensation expense for the nine months ended March 31, 2017 included approximately $42,000 of stock option expense and $16,000 of stock awards.

On September 15, 2016, the Company and LaVonne Lang entered into an executive employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Commencing on September 15, 2016, the Company agreed to pay Dr. Lang an annual salary of $250,000. In addition, the Company agreed to grant to Dr. Lang under the Cellceutix Corporation 2016 Equity Incentive Plan (i) 63,492 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 188,262 shares of the Company’s common stock were also granted at an exercise price of $1.26 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 63,492 shares were valued at approximately $80,000, which will be amortized over three years to September 15, 2019. The 188,263 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 15, 2019. During the three months and nine months ended March 31, 2017, the Company recorded approximately $21,000 and $50,000 of total stock-based compensation, respectively. The $21,000 of stock based compensation expense for the three months ended March 31, 2017 included approximately $15,000 of stock option expense and $6,000 of stock awards. The $50,000 of stock based compensation expense for the nine months ended March 31, 2017 included approximately $36,000 of stock option expense and $14,000 of stock awards. Dr. Lang resigned on March 17, 2017 and the 63,492 shares and the 188,262 stock options were forfeited.

On January 9, 2017, the Company and Anne Ponugoti entered into an executive employment agreement as the Company’s Associate Director, Clinical Sciences, effective on February 1, 2017. Pursuant to the employment agreement, the Company issued 10,000 shares of restricted stock and options to purchase 30,000 shares of common stock to Anne Ponugoti under the Cellceutix Corporation 2016 Equity Incentive Plan. During the three months and nine months ended March 31, 2017, the Company recorded approximately $2,000 and $2,000 of total stock-based compensation, respectively. The $2,000 of stock based compensation expense for the three months and the nine months ended March 31, 2017 included approximately $1,000 of stock option expense and $1,000 of stock awards.

For the nine months ended March 31, 2016

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

Stock Warrants

For the nine months ended March 31, 2017

During the nine months ended March 31, 2017, there were no warrants issued or exercised.

The following table summarizes stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	25,000	$1.79	0.56	$-
Expired	(25,000)	1.79	0.00	-

Outstanding at March 31, 2017	-	$-	-	$-

Exercisable at March 31, 2017	-	$-	-	$-

12. Equity Transactions

Issuance of Common Stock for Cash

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

On March 30, 2015, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of $89,000 and $83,000 were recorded to additional paid-in capital during the nine months ended March 31, 2017 and 2016. The unamortized portion is carried on the balance sheet as deferred offering costs and was $269,000 and $358,000 at March 31, 2017 and June 30, 2016, respectively. During the period from March 30, 2015 to March 31, 2017, the Company had completed sales to Aspire totaling 11 million shares of common stock generating gross proceeds of approximately $14 million. As of March 31, 2017, the available balance is approximately $16 million under this stock purchase agreement.

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

During the nine months ended March 31, 2017 and 2016, the Company had completed sales to Aspire totaling 5.3 million shares and 3.6 million shares of common stock generating gross proceeds of approximately $5.4 million and $5.0 million, respectively.

Stock Purchase Agreement

On March 28, 2017, the Company entered into stock purchase agreements with certain investors (“Offering”), pursuant to which the Company agreed to sell 2,471,912 shares of its Class A common stock at $0.89 per share in a registered direct offering, without an underwriter or placement agent. The offering closed on March 31, 2017. The total proceeds to the Company from the Offering were $2.2 million. The Company intends to use the net proceeds from the Offering for general corporate purposes.

Issuance of Common Stock by Exercise of Common Stock Options

For the nine months ended March 31, 2017

During the nine months ended March 31, 2017, the Company has no issuance of common stock by exercise of common stock options.

For the nine months ended March 31, 2016

During the nine months ended March 31, 2016, the Company recorded subscription receivable of $25,400 for the exercise of 60,000 Common Stock options at $0.42 per share.

Issuance of Common Stock to Consultants For Services

For the nine months ended March 31, 2017

On July 18, 2016, the Company issued 7,500 shares to a consultant for service rendered. The value of these 7,500 shares at $1.38 per share was approximately $10,000.

On August 1, 2016, the Company issued 11,720 restricted shares to a consultant for service. The value of these 11,720 shares at $1.28 per share was approximately $15,000.

For the nine months ended March 31, 2016

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

For the nine months ended March 31, 2017

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

On September 15, 2016, the Company and LaVonne Lang entered into an executive employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Pursuant to the employment agreement, the Company issued 63,492 shares of restricted stock and options to purchase 188,263 shares of common stock to Dr. Lang under the Cellceutix Corporation 2016 Equity Incentive Plan. See Note 11 for additional information concerning the restricted stock and stock options granted to Dr. Lang. Dr Lang was resigned on March 17, 2017 and the 63,492 shares and the 188,263 stock options were forfeited.

On January 9, 2017, the Company and Anne Ponugoti entered into an executive employment agreement as the Company’s Associate Director, Clinical Sciences, effective on February 1, 2017. Pursuant to the employment agreement, the Company issued 10,000 shares of restricted stock and options to purchase 30,000 shares of common stock to Anne Ponugoti under the Cellceutix Corporation 2016 Equity Incentive Plan. See Note 11 for additional information concerning the restricted stock and stock options granted to Anne Ponugoti.

The following summarizes our restricted stock activity for the above restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2016	1,066,667	$1.40
Total shares granted	131,886	1.29
Total shares forfeited	(63,492)	1.26
Total shares outstanding at March 31, 2017	1,135,061	$1.39

Scheduled vesting for outstanding restricted stock at March 31, 2017 is as follows:

	Year Ending June 30,
	2017	2018	2019	2020	Total

Scheduled vesting—restricted stock	533,333	556,132	22,798	22,798	1,135,061

As of March 31, 2017, there was $1.0 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight line basis resulting in approximately $0.8 million of the compensation expected to be expensed in the next twelve months, and the total unrecognized compensation has a weighted average recognition period of 1.35 years.

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

Management’s Plan of Operation

Overview

Cellceutix is a clinical stage biopharmaceutical company developing innovative therapies with dermatology, oncology, anti-inflammatory and antibiotic applications. Cellceutix owns the rights to numerous drug compounds, including Prurisol (KM-133), which is in development for psoriasis; Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound; and Brilacidin, our lead drug in a new class of compounds called defensin-mimetics.

The Company devotes most of its efforts and resources on its compounds already in clinical trials. These trials are evaluating our drug candidates: Prurisol for the treatment of psoriasis, Kevetrin for the treatment of cancers, and Brilacidin for treatments of skin infections, prevention of oral mucositis complicating chemoradiation treatment for cancer, and ulcerative proctitis. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Recent Developments

At this time the Company is focusing its research and development efforts on Prurisol, Kevetrin, Brilacidin, and to a lesser extent on our other anti-bacterial and anti-fungal compounds. Set forth below is an overview our research and development efforts on Kevetrin, Prurisol and Brilacidin for the nine months ended March 31, 2017 and through the date of this Quarterly Report on Form 10-Q:

Prurisol. Cellceutix has commenced a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for approximately 189 subjects with moderate to severe plaque psoriasis. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of 12 weeks.

Between the subjects already enrolled and those presently in screening, we have reached approximately 70% of theanticipated subjects. Subject recruitment was slower than projected due to competitive trials. In response, we have added additional investigator sites. The Company expects interim analysis top-line results in the third quarter of calendar 2017. Cellceutix’s expenditures on Prurisol were approximately $1.1 million and $2.7 million during the three months and nine months ended March 31, 2017, respectively. We expect our expenditures on Prurisol to increase in future reporting periods, depending on the Company’s future financing.

Kevetrin. Cellceutix has commenced a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The main objective of the trial focuses on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. Presently and concurrent with the Phase 2a trial is the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that Cellceutix will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin began January 2017.

Cellceutix’s expenditures on Kevetrin were approximately $0.4 million and $0.7 million during the three months and nine months ended March 31, 2017, respectively.

Brilacidin. Topical Brilacidin Clinical Studies (trials)- Two trials of Brilacidin are ongoing, a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of ulcerative proctitis (UP)/ ulcerative proctosigmoiditis (UPS), two types of Inflammatory Bowel Diseases (IBD).

o	Oral Mucositis (OM) study- In the ongoing randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of Oral Mucositis (OM) in patients receiving chemoradiation for treatment of Head and Neck Cancer, interim analysis of patients who received at least 55 Gy cumulative units of radiation showed that Brilacidin markedly reduced the rate of Severe OM (WHOGrade ≥ 3): Active Arm (Brilacidin): 2 of 9 patients (22.2 percent); Control Arm (Placebo): 7 of 10 patients (70 percent).

o	UP/UPS study- The ongoing Phase 2 trial comprises three sequential cohorts (6 patients per cohort), with progressive dose escalation by cohort—Cohort A -50 mg, Cohort B -100 mg, and Cohort C - 200 mg, respectively. Treatment with Brilacidin by daily enema administration is performed for 42 days. In March 2017, after the Cohorts A and B were completed, Cellceutix released the interim results. The Primary Efficacy Endpoint of Clinical Remission (accounting for Stool Frequency, Rectal Bleeding and Endoscopy Findings subscores) was met by 50 percent of patients in Cohort A (3 of 6) and 50 percent of patients in Cohort B (3 of 6); all 6 of the remaining patients in Cohorts A and B had a Partial Response, as they met 2 of the 3 criteria specified for the primary endpoint. Brilacidin was generally well-tolerated. Patient Quality of Life (as assessed by the Short Inflammatory Bowel Disease Questionnaire, SIBDQ) showed notable improvements in all 12 patients. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations in Cohort A all <100 ng/mL and in Cohort B average maximum concentration of 215 ng/mL.

o	These data suggest that other inflammatory conditions may, likewise, be treated locally and efficaciously with Brilacidin without significant systemic absorption, better ensuring a safe and well-tolerated therapeutic profile. Given Brilacidin’s low level of systemic exposure, moderate-to-high dosing of the drug by topical application to the skin might also be supported in treating various dermatology disorders and conditions. Presently, three patients in the Cohort C, the 200mg dose, have completed their treatment.

Completion of the trials and reporting of results from the Phase 2 P-o-C clinical trial of Brilacidin-UP/UPS and Phase 2 of Brilacidin -OM are anticipated over the coming months.

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

Cellceutix’s expenditures on Brilacidin were approximately $0.5 million and $1.3 million during the three months and nine months ended March 31, 2017, respectively.

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

For the three months ended March 31, 2017 and 2016

Revenue

We generated no revenue and incurred operating expenses of $3.9 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	For the three months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Clinical studies and development research	$2,119,000	$2,402,000	(283,000)	(12)%
Officers' payroll and payroll tax expenses related to R&D department	232,000	113,000	119,000	105%
Employees payroll and payroll tax expenses related to R&D department	392,000	380,000	12,000	3%
Stock-based compensation - officers	283,000	-	283,000	-
Stock-based compensation - employee	48,000	-	48,000	-
Stock-based compensation - consultants	5,000	18,000	(13,000)	(72)%
Depreciation and amortization Expenses	103,000	112,000	(9,000)	(8)%

Total	$3,182,000	$3,025,000	157,000	5%

Research and development expenses for clinical studies and development research decreased during the three months ended March 31, 2017, due to lower spending on our Kevetrin program and Prurisol program during the third quarter of 2017.

Officers' payroll and payroll tax expenses related to R&D department increased during the three months ended March 31, 2017 primarily related to the hiring of our President and Chief Medical Officer who joined us on June 27, 2016.

Employees’ payroll and payroll tax expenses increased primarily related to the hiring of our VP Clinical Sciences and Portfolio Management.

Stock-based compensation – officers increased during the three months ended March 31, 2017 primarily related to the stock-based compensation given to our new President and Chief Medical Officer who joined us on June 27, 2016.

Stock-based compensation- employee increased during the three months ended March 31, 2017 primarily related to the stock-based compensation given to our new VP Regulatory Affairs and our new Associate Director, who joined us in September, 2016 and February, 2017, respectively.

Stock-based compensation- consultants decreased during the three months ended March 31, 2017 due to the decrease in stock awards granted this quarter.

Depreciation and amortization expenses decreased during the three months ended March 31, 2017 due to less amortization expenses on those patent costs being written off at last fiscal year.

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

Below is a summary of our general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Insurance and health expense	$127,000	$57,000	70,000	123%
Rent and utility expense	70,000	64,000	6,000	9%
Other G&A	134,000	128,000	6,000	5%
Total	$331,000	$249,000	82,000	33%

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the three months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Officers' payroll and payroll tax expenses	$138,000	$138,000	-	-

There was no change in Officers' payroll and payroll tax expenses for the Company during the three months ended March 31, 2017 and 2016. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Dr. Menon. The Company recorded 90% of annual payroll paid to Dr. Menon and his payroll tax expenses under Research and Development Expense.

Professional fees

Below is a summary of our Professional fees for the three months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Audit Fee, legal and professional fees	$201,000	$247,000	(46,000)	(19)%

Professional fees decreased during the three months ended March 31, 2017 primarily related to decrease in legal fee.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Interest Income	$-	$1,000	(1,000)	(100)%
Interest Expenses	(51,000)	(51,000)	-	0%
Other Income (Expense), net	$(51,000)	$(50,000)	(1,000)	2%

There was a decrease in interest income received from banks.

Net Losses

We incurred net losses of $3.9 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively because of the above factors.

For the nine months ended March 31, 2017 and 2016

Revenue

We generated no revenue and incurred operating expenses of $10.1 million and $9.5 million for the nine months ended March 31, 2017 and 2016, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the nine months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	For the nine months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Clinical studies and development research	$5,129,000	$5,239,000	(110,000)	(2)%
Officers' payroll and payroll tax expenses related to R&D department	685,000	325,000	360,000	111%
Employees payroll and payroll tax expenses related to R&D department	1,001,000	984,000	17,000	2%
Stock-based compensation - officers	861,000	20,000	841,000	4,205%
Stock-based compensation - employee	110,000	-	110,000	-%
Stock-based compensation - consultants	55,000	96,000	(41,000)	(43)%
Depreciation and amortization expenses	301,000	322,000	(21,000)	(7)%

Total	$8,142,000	$6,986,000	1,156,000	17%

Research and development expenses for clinical studies and development research decreased during the nine months ended March 31, 2017, primarily due to the final settlement of disputed accounts payable related to the Brilacidin program resulting in a reversal in accrued clinical expenses of approximately $600,000. This decrease was offset by increased spending on our Kevetrin program and Prurisol program.

Officers' payroll and payroll tax expenses related to R&D department increased during the nine months ended March 31, 2017 primarily related to the hiring of our President and Chief Medical Officer who joined us on June 27, 2016.

Employees’ payroll and payroll tax expenses increased primarily related to the hiring of our VP Clinical Services and Project Management.

Stock-based compensation – officers increased during the nine months ended March 31, 2017 primarily related to the stock-based compensation given to our new President and Chief Medical Officer who joined us on June 27, 2016.

Stock-based compensation- employee increased during the nine months ended March 31, 2017 primarily related to the stock-based compensation given to our new VP Regulatory Affairs and our new Associate Director, who joined us in September, 2016 and February, 2017, respectively.

Stock-based compensation- consultants decreased during the nine months ended March 31, 2017 due to less stock-based compensation awards granted to consultants for the nine months ended March 31, 2017 compared with the nine months ended March 31, 2016.

Depreciation and amortization expenses decreased during the nine months ended March 31, 2017 due to less amortization expenses on those patent costs being written off at last fiscal year.

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

Below is a summary of our general and administrative expenses for the nine months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Nine months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Insurance and health expense	$385,000	$306,000	79,000	26%
Rent and utility expense	200,000	196,000	4,000	2%
Other G&A	452,000	438,000	14,000	3%
Total	$1,037,000	$940,000	97,000	10%

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses for the nine months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Nine months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Officers' payroll and payroll tax expenses	$398,000	$398,000	-	-

There was no change in Officers' payroll and payroll tax expenses for the Company during the nine months ended March 31, 2017 and 2016. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Mr. Menon. The Company recorded 90% of annual payroll paid to Mr. Menon and his payroll tax expenses under Research and Development Expense.

Professional fees

Below is a summary of our Professional fees for the nine months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Nine months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Audit Fee, legal and professional fees	$562,000	$1,135,000	(573,000)	(50)%

Professional fees decreased during the nine months ended March 31, 2017 primarily related to stock options paid to a law firm for services, valued at approximately $432,000 on November 5, 2015 (see Note 11 in the accompanying Notes to Condensed Financial Statements).

Other Income (Expense)

Below is a summary of our other income (expense) for the nine months ended March 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Nine months ended
	March 31,
	2017	2016	2017 vs. 2016
			$	%
Interest Income	$2,000	$3,000	(1,000)	(33)%
Interest Expenses	(152,000)	(152,000)	-	-%
Other Income (Expense), net	$(150,000)	$(149,000)	(1,000)	1%

There was a decrease in interest income received from banks.

Net Losses

We incurred net losses of $10.3 million and $9.6 million for the nine months ended March 31, 2017 and 2016, respectively because of the above factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements – Next 12 Months

As of March 31, 2017, we had approximately $5.6 million in cash and $16 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital, compared to $6.3 million of cash as of June 30, 2016. We anticipate that future budget expenditures will be approximately $14 million over the next 12 months, including approximately $10 million for clinical trials.

Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of equity capital during the fiscal year ended June 30, 2017 and into fiscal 2018, to meet our working capital requirements for our planned clinical trials. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

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

If we are unable to generate enough working capital from our current or future financing agreements with Aspire Capital when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed with the Securities and Exchange Commission (i) a prospectus supplement, dated March 31, 2015, registering up to $30 million of our common stock that have been or may be offered and sold to Aspire Capital from time to time, and (ii) a prospectus supplement, dated March 28, 2017, registering $2.2 million of our common stock in a registered direct offering, leaving approximately $42.8 million available under the Company’s effective shelf registration statement. Depending on the Company’s public float, the Company may not be eligible to utilize Form S-3 for future primary offerings of its securities following the expiration of its current effective shelf registration statement expires in November 2017, or possibly earlier after the Company files its Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The Company anticipates that, if it were to no longer eligible to use Form S-3, that it may utilize Form S-1 to register the sale of its securities, including through future financing agreements with Aspire Capital.

Aspire Capital Agreement and Other Equity Issuances

On March 30, 2015, the Company entered into a new common stock purchase agreement (the “March 2015 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the March 2015 Agreement. As noted above, the registration statement relating to the shares offered under the March 2015 Agreement expires in November 2017, and after such expiration, the Company will need to file another registration statement for offerings of its common stock under the March 2015 Agreement.

During the period from March 30, 2015 to March 31, 2017, the Company had completed sales to Aspire totaling 11 million shares of common stock generating gross proceeds of approximately $14 million relating to this $30 million purchase agreement. The Company has $16 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital. Other Equity Issuances are disclosed in Note 12 in the accompanying Notes to Condensed Financial Statements.

Stock Purchase Agreement

On March 28, 2017, the Company entered into stock purchase agreements with certain investors, pursuant to which the Company agreed to sell 2,471,912 shares of its Class A common stock at $0.89 per share in a registered direct offering, without an underwriter or placement agent. The offering closed on March 31, 2017. The total proceeds to the Company from the Offering were $2.2 million. The Company intends to use the net proceeds from the Offering for general corporate purposes.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended March 31, 2017 and 2016 (rounded to nearest thousand):

	Nine Months Ended March 31,		% Change Increase/
	2017	2016	(decrease)

Net cash used in operating activities	$(7,949,000)	$(7,697,000)	3%
Net cash used in investing activities	(319,000)	(348,000)	(8)%
Net cash provided by financing activities	7,571,000	4,970,000	52%
Net (decrease) increase in cash	$(697,000)	$(3,075,000)	(77)%

Operating activities

The increase in net cash used in operating activities of $0.3 million versus the prior-year nine-month period was mainly due to increase in our losses from operations of $0.7 million offset the increase in stock-based compensation of $0.5 million.

Our operating activities used cash of $8.0 million and $7.7 million for the nine months ended March 31, 2017 and 2016, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

Investing activities

The net cash used in investing activities was $0.3 million for the nine months ended March 31, 2017 and the prior-year nine-month period.

During the nine months ended March 31, 2017, our investing activities used cash of $0.3 million, mainly including the purchases of patents of $0.3 million.

During the nine months ended March 31, 2016, our investing activities used cash of $0.3 million, mainly including the purchases of patents of $0.3 million.

Financing activities

The increase in net cash provided by financing activities of $2.6 million versus the prior-year nine-month period was due to an increase in sales of our common stock to Aspire and a registered direct offering.

During the nine months ended March 31, 2017, we raised approximately $7.6 million in net cash proceeds, including $5.4 million in net proceeds from the sale of 5.3 million shares of our common stock to Aspire and $2.2 million in net proceeds from the sale of 2.5 million shares of our common stock at $0.89 per share in a registered direct offering, without an underwriter or placement agent on March 28, 2017.

During the nine months ended March 31, 2016, we raised approximately $5.0 million in net cash proceeds, mainly including $5.0 million in net proceeds from the sale of 3.6 million shares of our common stock to Aspire.

Requirement for Additional Working Capital

The Company plans to incur expenses of approximately $14 million over the next twelve months, including approximately $10 million for clinical trials. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its full planned drug development programs, meet its administrative expense requirements, capital costs and staffing costs without accessing (as per current management’s budgets) the remaining financing available with Aspire Capital, of approximately $16 million as of the date of this filing, or accessing additional sources of working capital under the Company’s effective or future registration statements.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of March 31, 2017 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years

Lease obligations (1)	$326,000	$55,000	$217,000	$54,000	$-

Total (2)	$326,000	$55,000	$217,000	$54,000	$-

_____________________

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

(2)	The Company has no contractual minimum commitments to Contract Research Organizations as of March 31, 2017. Services are billed to Cellceutix, when performed by the vendors.

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

As of March 31, 2017, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
10.1	Form of Stock Purchase Agreement	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 31, 2017
31.1	President of Research Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	President of Research Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLCEUTIX CORPORATION

Dated: May 9, 2017	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

	By:	/s/ Krishna Menon
Krishna Menon
President of Research

