Form 10-K
period 2017-06-30
Innovation Pharmaceuticals Inc.
filed 2017-09-11
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

INNOVATION PHARMACEUTICALS INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	001-37357	30-0565645
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

100 Cummings Center, Suite 151-B Beverly, Massachusetts	01915
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 921-4125

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2016 was $116,693,863 (100,598,158 shares), based on the closing price of the registrant’s common stock of $1.16.

There were 137,874,421 and -0- shares, respectively, of the registrant’s $0.0001 par value Class A and Class B common stock outstanding as of September 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None

INNOVATION PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2017

PART I

References in this report to “Innovation Pharmaceuticals,” “Company,” “we,” “us,” and “our” refer to Innovation Pharmaceuticals Inc., unless the context requires otherwise. References herein to our common stock refer to our Class A common stock, par value $0.0001 per share, unless the context requires otherwise.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2017 refers to the fiscal year ended June 30, 2017.

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

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

Innovation Pharmaceuticals Inc. is a clinical stage biopharmaceutical company developing innovative therapies with dermatology, oncology, anti-inflammatory and antibiotic applications. The Company owns the rights to numerous drug compounds, including Prurisol (KM-133), which is in development for psoriasis; Brilacidin, our lead drug in a new class of compounds called defensin-mimetics; and Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound.

Effective June 5, 2017, the Company changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc.

Clinical Development Programs

Compound	Target/Indication	Clinical Status
Prurisol	Psoriasis	Phase 2b
Brilacidin	*ABSSSI	Phase 2 (completed)
	Oral Mucositis	Phase 2 (Fast Track)
	Inflammatory Bowel Disease	Phase 2 (Proof of Concept) Study (completed)
Kevetrin	Ovarian Cancer	Phase 2
____________
*ABSSSI- Acute Bacterial Skin and Skin Structure Infection

The Company devotes most of its efforts and resources on its compounds in clinical trials: Prurisol for the treatment of psoriasis, Kevetrin for the treatment of ovarian cancer, and Brilacidin for treatments of skin infections, ulcerative proctitis (Inflammatory Bowel Disease) and prevention of oral mucositis complicating chemoradiation treatment for cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Research and development efforts are concentrated on Prurisol, Brilacidin, and Kevetrin:

•

Prurisol — Our lead anti-psoriasis drug candidate, is a small molecule compound acting on the principles of immune modulation and PRINS (Psoriasis susceptibility-related RNA Gene Induced by Stress) reduction that has been found to be effective against psoriasis in animal models, both in induced psoriasis as well as a xenograft model with human psoriatic tissue. It is currently in the Phase 2 clinical development study below:

Active Clinical Trials: A Randomized, Double Blind, Parallel Group, Placebo-controlled Trial to Study the Efficacy and Safety of Two Oral Doses of Prurisol Administered Twice Daily for Twelve Weeks to Subjects with Moderate to Severe Chronic Plaque Psoriasis

4

•

Brilacidin — This lead drug candidate is in a new immunomodulatory class with anti-inflammatory and antibiotic properties called defensin-mimetics. Modeled after Host Defense Proteins (HDPs), the “front-line” of defense in the immune system, it is a small, non-peptidic, synthetic molecule that kills pathogens swiftly and thoroughly. Just as importantly, Brilacidin also functions in a robust immunomodulatory capacity, lessening inflammation and promoting healing. In June 2017, the Company completed an open-label Phase 2 Proof-of-Concept (PoC) trial of Brilacidin for the treatment by daily enema of ulcerative proctitis (UP)/ ulcerative proctosigmoiditis (UPS), two types of Inflammatory Bowel Diseases (IBD). Study results showed significant patient benefit and low systemic absorption. The Company is also studying Brilacidin’s effect on Oral Mucositis (under Fast Track designation) and, in August 2017, announced it had completed recruitment of subjects to the Phase 2 study below:

Active Clinical Trials: Phase 2, Multi-center, Randomized, Double-blind, Placebo controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy

•

Kevetrin — Our lead anti-cancer compound, is a small molecule compound that modulates p53, a protein involved in controlling cell mutations. In the majority of all cancers, regardless of origin, the p53 pathway is mutated, compromising its anti-tumor functions. In particular, most epithelial ovarian cancer patients have high-grade serous cancer, characterized by near universal p53 gene abnormalities. Pre-clinical research has demonstrated Kevetrin’s unique mechanism of action to induce apoptosis, slow tumor progression and reduce tumor volume in many types of cancers, including lung, breast, colon, prostate, squamous cell carcinoma and a leukemia tumor model. The United States Food and Drug Administration (FDA) has awarded Orphan Drug designations for Kevetrin for ovarian cancer, retinoblastoma and pancreatic cancer as well as Rare Pediatric Disease designation for Retinoblastoma. It is currently in Phase 2 clinical development study below:

Active Clinical Trials: A Phase 2 study of Kevetrin (thioureidobutyronitrile) in Subjects with Platinum-Resistant/Refractory Ovarian Cancer

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

The Company’s common stock traded under the stock symbol “CTIX” on the OTCQB until the market close of June 8, 2017. As of June 9, 2017, trading on the OTCQB began under the new Innovation Pharmaceuticals name and ticker symbol “IPIX”.

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

As a mid-stage developmental pharmaceutical company, the Company has no customers, commercial products or revenues to date, and may never achieve revenues or profitable operations.

Pipeline Summary

Compound: Prurisol (KM-133)

Disease: Psoriasis

Prurisol is our anti-psoriasis drug candidate. It is a small molecule compound with a molecular weight of less than 500. It is synthesized through a multi-step process using commercially available starting materials. Prurisol acts through immune modulation and PRINS reduction.

We are developing Prurisol under FDA guidance that a 505(b)(2) drug approval pathway is an acceptable pathway for its development, which will permit us to support the new drug application (NDA) with included data not developed by or for the Company. This offers the benefits of a faster development process. Prurisol is eligible because it is metabolized to abacavir, which is the active moiety in the marketed drug Ziagen (abacavir sulfate). Given that psoriasis is a chronic condition with limited effective therapies that the National Psoriasis Foundation lists as affecting 125 million people worldwide, we see a tremendous market opportunity for an effective new oral treatment.

In August 2015, we commenced a Phase 2a trial of oral Prurisol for the treatment of mild to moderate chronic plaque psoriasis; on May 24, 2016, the Company released top line data. The trial enrolled 115 patients with mild to moderate plaque psoriasis, graded at a score of 2 (“mild”) or 3 (“moderate”) on the Investigator’s Global Assessment (IGA) scale. The trial was structured with four arms, three receiving different dosing regimens of oral Prurisol (50mg, 100mg, 200mg per day) and one placebo arm for 12 weeks. The primary endpoint was a 2-point reduction in the IGA score at Day 84.

The trial achieved its primary endpoint in patients treated with 200mg of oral Prurisol. Among the most severe psoriasis patients participating in the study, those having a baseline IGA score of 3 (“moderate”), the primary endpoint was met in 46% of patients who received Prurisol 200mg as compared to 35% in the overall combined mild to moderate group. These data were derived from analyses of all patients randomized across all 9 participating study sites. Additional preliminary data analyses of secondary endpoints showed patients who received any dose of Prurisol, regardless of the treatment arm, had a 1-point improvement (using the IGA scoring system) at a higher rate than that of patients in the placebo arm. This was another indication of the drug’s efficacy. Increases in Prurisol’s therapeutic response, upon evaluating patients at Day 56 (Week 8) and Day 84 (Week 12) of treatment, also were apparent in the Prurisol 200mg arm, suggesting an improving response over time.

In light of Prurisol’s favorable responses and greater efficacy in treating moderate psoriasis, the Company engaged in a Phase 2b trial in patients with moderate to severe psoriasis. This study includes active treatment arms of 300mg and 400mg Prurisol per day and placebo and is anticipated to complete later this year.

Compound: Brilacidin

Brilacidin is in a new class of drugs modeled after defensin-peptides, which represent a front-line of defense in the human immune system. It is a fully synthetic non-peptide small molecule that has anti-bacterial, anti-inflammatory and immunomodulatory properties. Over this past year, the Company has generated anchoring clinical data that are very encouraging regarding use of Brilacidin as an anti-inflammatory/ immunomodulatory agent for localized treatment of relevant diseases.

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

The Company is engaged in a clinical trial titled, “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”. Interim analysis has shown a marked reduction in incidence of Severe OM (WHO Grade ≥ 3) observed in patients treated with Brilacidin who received at least 55 Gy cumulative units of radiation: Active Arm (Brilacidin): 2 of 9 patients (22.2 percent); Control Arm (Placebo): 7 of 10 patients (70 percent). In addition to good safety and tolerability, plasma samples from 6 patients treated with Brilacidin were analyzed and all concentrations of Brilacidin were below the lower limit of quantification (i.e., < 10 ng/mL).

The clinical trial is a Phase 2 randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of Brilacidin as an oral rinse in preventing and controlling OM in patients receiving chemoradiation therapy for head and neck cancer. The study recently completed full enrollment of 61 in the United States, approximately 30 each to Brilacidin treatment or to placebo (water). Brilacidin (45 mg/15 ml oral rinse—”swish and spit”) is administered 3 times daily across 7 weeks (49 days). Completion of the trial is anticipated later this year.

OM represents a great area of unmet medical need and its successful treatment is potentially very important to the Brilacidin development program. We believe that demonstration of efficacy with localized delivery and limited systemic absorption also serves to help anchor Brilacidin for potential use in multiple diseases.

Disease: Inflammatory bowel disease (IBD),[Ulcerative Proctitis /Proctosigmoiditis]

Given its unique immunomodulatory properties, we have also identified inflammatory bowel disease (IBD) as an indication for treatment with Brilacidin.

Brilacidin induced Clinical Remission in the majority of patients in our recently completed Phase 2, open-label, Proof-of-Concept (PoC) clinical trial evaluating Brilacidin for mild-to-moderate Ulcerative Proctitis / Ulcerative Proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Disease (IBD).

In this Phase 2 PoC trial, a total of 17 patients received treatment across three sequential, dose-escalated cohorts—Cohort A (6 patients); Cohort B (6 patients); and Cohort C (5 patients). Patients received Brilacidin, once daily, at 50 mg, 100 mg and 200 mg, respectively, administered per rectum as a retention enema for 42 days (6 weeks) of treatment. The Primary Efficacy Endpoint of the Brilacidin UP/UPS trial used Modified Mayo Disease Activity Index (MMDAI) scoring, a common measurement tool in managing Ulcerative Colitis preferred by many IBD specialists, to determine Clinical Remission at Day 42. Secondary Efficacy Endpoints included: change in MMDAI score, both Full and Partial, and change in patient Quality-of-Life as assessed by the Short Inflammatory Bowel Disease Questionnaire (SIBDQ).

Brilacidin was shown to be generally well-tolerated, with no Serious Adverse Events (SAEs) experienced by patients, which is consistent with the low levels of systemic absorption of Brilacidin observed in the trial. Improvement in Quality-of-Life was reported with more than 60 percent of patients in each cohort achieving a clinically important ≥10-point (out of 70 points) or more improvement after six weeks of treatment. At least half of patients in Cohorts B and C also showed ≥20-point or more improvement.

This study also serves to anchor Brilacidin as a treatment that can be effective with localized delivery techniques.

Brilacidin is being developed as a novel, non-corticosteroid, non-biologic treatment, with formulation development plans including oral tablets for the treatment of Ulcerative Colitis and Crohn’s Disease and foam and/or gel for the treatment of UP/UPS.

 Disease: Acute Bacterial Skin and Skin Structure Infection (ABSSSI)

The intravenous formulation of our lead antibiotic candidate, Brilacidin, has the potential to treat a variety of infections, including ABSSSI, caused by drug-sensitive or drug-resistant strains of Staphylococcus aureus, including Methicillin-Resistant Staphylococcus aureus (MRSA), and by other Gram-positive bacteria.

The Phase 2b trial entitled “A Randomized, Double-Blind Study Comparing Three Dosing Regimens of Brilacidin to Daptomycin in the Treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI)” completed enrollment in August 2014. On October 23, 2014, we announced positive top-line efficacy data from this Phase 2b ABSSSI trial.

In July 2015, at an End-of-Phase 2 Meeting, the Company and FDA discussed data supporting advancement of Brilacidin into Phase 3, as well as the basic elements of a Phase 3 program in ABSSSI. This was the first Host Defense Protein (HDP) mimic to advance through Phase 2. Because HDP mimics, such as Brilacidin, represent an entirely new class of antibiotics, there is no potential cross-resistance with currently marketed antibiotics, and due to its unique mechanism of action, resistance to Brilacidin is unlikely to develop. For this and other reasons, such as its high activity against methicillin-resistant Staphylococcus aureus (a leading cause of ABSSSI), Brilacidin received designation as a Qualified Infectious Disease Product (QIDP) in November 2014. The QIDP designation was established as part of the Generating Antibiotic Incentives Now (GAIN) Act, passed by the U.S. Congress in July 2012, for the purpose of encouraging pharmaceutical companies to develop new antimicrobial drugs to treat serious and life-threatening infections. Receiving QIDP designation means that Brilacidin is now eligible for additional FDA incentives in the approval and marketing path, including Fast Track designation and Priority Review for development and a potential five-year extension of market exclusivity.

The Phase 3 ABSSSI program would include two Phase 3 ABSSSI studies, as required by FDA Guidance (October 2013), of approximately 700 subjects in each study. The two studies may enroll subjects simultaneously. In addition, the first study would include an interim analysis after a portion of the patients has been enrolled. This would provide an early assessment of both safety and efficacy.

We submitted our Phase 3 protocol under a Special Protocol Assessment (“SPA”) request to the FDA. The Phase 3 protocol SPA request included specific questions from the Company to facilitate a meaningful dialogue with the FDA on the proposed study design. We have received from the FDA comments and considerations for incorporation into our study design. Contingent upon further discussion with the FDA, a Phase 3 program may be initiated.

Management estimates that the cost of an ABSSSI Phase 3 program would require significantly expanded capital beyond what is currently available and we, therefore, intend to be strategic in balancing progress in this portion of our portfolio.

Compound: Kevetrin

Disease: Ovarian Cancer

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

Clinical exposure to Kevetrin as measured by plasma concentrations have been achieved which are greater than concentrations shown to induce apoptosis in non-clinical studies. While the trial was primarily to evaluate safety of repeated cycles of Kevetrin, it is encouraging that some patients have had stabilization of tumor status during treatment. Further, Kevetrin appears to be having the expected effects on p53 in a number of the patients treated, as measured by increases in the levels of the downstream protein p21 biomarker.

Pharmacokinetic profiles found that Kevetrin has a relatively short biological half-life (less than 2 hours) in plasma. Plasma half-life (T1/2) clearance (CL) and volume of distribution (Vd) suggest that drug elimination predominantly involves hepatic mechanisms and Kevetrin undergoes rapid extensive distribution from systemic circulation into tissues. Pharmacokinetic (PK) data, as measured by area under the curve (AUC) and maximum plasma concentration (Cmax) levels, further revealed that Kevetrin exhibited a dose-dependent response, has as stated a relatively short half-life (approximately 2 hours) and clears the body within one day - on average between 8 and 10 hours - though the drug can remain in the body up to approximately 24 hours, depending upon individual patient variations. The Phase 1 trial of Kevetrin trial yielded data supporting the safety of Kevetrin.

The Company has commenced a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The main objective of the trial focuses on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. Presently and concurrent with the Phase 2a trial is the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin began January 2017.

Resources allocated to these activities are, however, currently strategically measured in order to assure that adequate support is available for completion of critical clinical trial activities in the Brilacidin and Prurisol programs.

Kevetrin was granted FDA Orphan Drug Designation for the treatment of ovarian cancer, retinoblastoma, and pancreatic cancer and FDA Rare Pediatric Disease Designation for the treatment of retinoblastoma.

In further preclinical testing by independent researchers at the University of Bologna in Italy, recent data were found to be supportive of the potential for Kevetrin in treatment of Acute Myelogenous Leukemia (AML). We intend to further address this potential once we have available to us additional capital and resources.

Other Compounds Owned by the Company

The Company owns other compounds which have been identified as possible candidates for development for treating diseases including autism (KM 391), arthritis (KM277), asthma (KM 278), MS/ALS/Parkinson’s (KM 362), cancer (KM 3174), hypertensive emergency (KM 732), and bacterial and fungal infections. Development of these compounds are paused while the Company focuses its resources on its lead compounds.

GLOSSARY OF TERMS

Set forth below are definitions of certain technical terms used in this report that are commonly used in the pharmaceutical and biotechnology industries.

ABSSSI: Acute Bacterial Skin and Skin Structure Infections.

Apoptosis: A type of cell death in which a series of molecular steps in a cell lead to its death. This is one method the body uses to get rid of unneeded or abnormal cells. The process of apoptosis may be blocked in cancer cells. Also called programmed cell death.

Cytotoxicity: The quality of being toxic to cells.

Defensin mimetics: Small compounds that mimic the structure and function of host defense proteins.

IND: Investigational new drug. A substance that has been tested in the laboratory and has been approved by the FDA for testing in people.

In-vitro: Refers to the technique of performing a given experiment in a test tube, or, generally, in a controlled environment outside a living organism.

In-vivo: Refers to that which takes place inside an organism. In science, in vivo refers to experimentation done in or on the living tissue of a whole, living organism as opposed to a partial or dead one. Animal testing and clinical trials are forms of in-vivo research.

NDA: A new drug application with the FDA.

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

INTELLECTUAL PROPERTY

Patents

Set forth below is a description of our patents owned and co-owned, including the current status and jurisdictions in which a patent has been issued or a patent application has been filed.

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

United States: issued 11/24/15;

Europe: issued 03/04/15;

Japan: issued 05/15/15;

Australia: issued 11/28/13;

China: issued 10/01/14;

Canada: issued 8/9/16

Pending: India and United States (Other claims)

Patents Expire: 2027

Category 1 Brilacidin compound, compositions, and methods of treating bacterial ophthalmic infections

Synthetic Mimetics Of Host Defense And Uses Thereof	United States: issued 10/02/12 and 03/10/15; Taiwan: issued 04/01/15; Mexico: issued 09/28/12; Pending: India Patents Expire: 2029 and 2030	Category 1 Brilacidin enantiomer, compositions and formulations, and methods of preparation of enantiomer; Methods of preparation of Brilacidin
Host Defense Protein (HDP) Mimetics For Prophylaxis And/Or Treatment Of Inflammatory Diseases of the Gastrointestinal Tract	Pending – United States, Patent Cooperation Treaty (PCT) Japan – Granted	Category 1 Treatment Of Inflammatory Diseases of the Gastrointestinal Tract

Compounds For Use In Treatment Of Mucositis

United States: issued 08/12/14, 10/13/15, and 10/4/16; allowed 06/14/17;

Japan: issued 11/06/15;

Taiwan: issued 2/11/16;

China: issued 04/20/16;

South Africa: issued 04/29/15

Australia: issued 10/6/16

Pending: Europe, Australia, Brazil, Canada, Israel, Russia, and South Korea

Patents Expire: 2032

Category 1 Methods of treating mucositis with Brilacidin and related compounds, and compositions of Brilacidin and palifermin

Compounds And Methods For Treating Candidiasis And Aspergillus Infections	United States: issued 11/25/14 Patent Expires: 2033	Category 3 Methods of killing or inhibiting the growth of a Candida or Aspergillus species or preventing or treating a mammal having oral or disseminated candidiasis or an aspergillus infection

Cyclic Compounds And Methods Of Making And Using The Same	United States: issued 10/18/16 Patent Expires: 2032	Category 3 Cyclic compounds, compositions, methods of inhibiting the growth of a bacteria, and method of treating a mammal having a bacterial infection

Methods of Preparing Arylamides	United States: provisional pending	Category 1 Methods of preparing Brilacidin
Methods Of Preparing Carbocyclic Nucleosides	United States: pending PCT: pending	Category 5 Methods of preparing Prurisol

Facially Amphiphilic Polymers As Anti-infective Agents

United States: issued 02/06/07; 11/18/14

Australia: issued 04/05/07; 04/12/07

Canada: issued 07/16/13

China: issued 07/01/09; 07/02/14

Europe: issued 09/17/08; 05/25/11

Japan: issued 08/15/08

South Korea: issued 06/03/09; 06/16/09

Patents Expire: 2022

Category 1 & 3 - Brilacidin and related compounds; anti-microbial surfactants and related compounds

Facially Amphiphilic Polyaryl And Polyarylalkynyl Polymers And Oligomers And Uses Thereof	United States: issued 07/17/12; 05/06/14 Latest Patent Expires: United States (2028)	Category 1 & 3

Facially Amphiphilic Polymers And Oligomers And Uses Thereof

United States: issued 08/07/12; 06/04/13; 01/26/16

Australia: issued 9/22/16

Canada: issued 05/20/14

India: issued 11/10/16

Japan: issued 03/11/16

South Korea: issued 03/04/13

Taiwan: issued 05/21/15

Latest Patent Expires: foreign (2024);

United States (2027)

Category 1 & 2

Nitrile Derivatives and their Pharmaceutical Use and Compositions

United States patent issued 12/25/2012

United States patent issued

5/17/16

United States patent issued

4/4/17

Patent Cooperation Treaty (PCT) - filed

National Phase entered

Other patents allowed or issued: Canada, China,

Eurasian Patent Convention granted for Russia, Indonesia, Israel, Japan,

Korea (2 divisional applications), Malaysia, Mexico

Other Applications filed arising from PCT: Australia, Brazil, Chile, Europe, India, South Korea, Singapore,

Thailand

Other applications filed independent of PCT: Argentina, Bangladesh, Hong Kong, Taiwan, Venezuela

Patents expire: 2030

Category 4 - Kevetrin and related compounds

Carbocyclic Nucleosides And Their Pharmaceutical Use And Compositions

United States patent issued

11/25/14

Patent Cooperation Treaty - filed

National Phase entered

Other Patent Applications filed arising from PCT: Australia (Granted), Canada (Allowed), China, Europe (Granted), Eurasian Patent Convention, India, Israel, Japan (Granted), South Korea, Malaysia, Mexico, Thailand

Other Patent Applications filed independent of PCT: Bangladesh, Hong Kong, Taiwan (Granted)

Patents expire: 2032

Category 5 - Prurisol and related compounds

We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

Impairment of Patents

In the latter part of April 2016, the Company wrote off its patent rights to Delparantag. Delparantag was acquired by the Company in the purchase of assets from the Polymedix estate. The Company believes the compound which had clinical activity but also safety concerns in a prior clinical trial by Polymedix, is now a low priority compound for further development among the compounds in the Company’s portfolio. The decision by management was made after factoring in today’s regulatory and litigious climate. The Company recorded impairment loss on the patent costs of Delparantag and for various patents totaling approximately $648,000 (i.e. the cost of $782,000 less $134,000 of accumulated amortization) in the fiscal year ended June 30, 2016.

Payments Related to Assignment of Compounds

The Company has been assigned all rights, title, and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, KM 362, KM 3174, KM 732, and KM-391. The Company agreed to pay the assignors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, a Director, the Company’s President of Research and Chief Scientific Officer, and a principal shareholder. With regard only to Kevetrin, the allocation of the 5% of net sales would be as follows: 2% to Dr. Menon, 2% to an unaffiliated third party, and 1% to Leo Ehrlich, our CEO. With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S. The Company owns all rights to Prurisol. For more information about the Company’s approval process relating to related party transactions, see “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

MANUFACTURING

The Company does not intend to establish manufacturing capabilities or facilities to produce its drug product candidates (compounds) in the near or mid-term. The Company believes it can contract or partner with third parties for the manufacturing of its investigational compounds at sites registered with the FDA and contract with third-party scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. Such studies generally must be completed prior to filing an investigational new drug (IND) application with the FDA, and an IND is necessary to begin the human safety and efficacy trials of its compounds (Phase 1, 2 and 3).

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

Orphan Drug Exclusivity

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. The FDA has granted orphan drug designation to Kevetrin for use in the treatment of ovarian cancer, retinoblastoma and pancreatic cancer. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug candidate that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity.

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

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat cancers and many more in the publicly disclosed development pipeline. The same is true for our other compounds in clinical trials, Prurisol and Brilacidin. There are many drugs approved to treat various forms of psoriasis, inflammatory bowel diseases, and ABSSSI, and many more in the publicly disclosed development pipeline. However, there is no drug yet to be approved for preventing severe oral mucositis in head and neck cancer patients. Our success depends on our ability to identify types of these respective diseases where our drugs have an advantage over existing therapies and those in the publicly disclosed development pipeline.

EMPLOYEES

As of June 30, 2017, the Company had 15 employees. The Company also conducts its operations using contractors and consultants.

CORPORATE INFORMATION

The Company’s corporate headquarters are located at 100 Cummings Center, Suite 151-B, Beverly, MA 01915. The Company’s telephone number is (978) 921-4125. The Company maintains an internet website at www.IPharmInc.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on the Company’s website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS

Investing in the Company’s common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this Annual Report on Form 10-K, before purchasing shares of the Company’s common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occur, the Company’s business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors in the Company’s common stock could lose all or part of their investment.

Risks Related to Our Business

We need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could prevent us from fully implementing our business, operating and development plans and it may lead to future uncertainty about our ability to continue to operate as a going concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses, primarily due to being a mid-stage developmental pharmaceutical company. The Company intends on financing its future development activities largely from a variety of sources, including the sale of public equity securities and seeking relationships with partners to help fund future clinical trial costs. However, there is no assurance these plans will be realized and that any additional financing will be available to us on satisfactory terms and conditions, if at all. In the event that we are unable to raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our ongoing efforts to develop our drug candidates, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We currently have an approximate $4.1 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $15.9 million in the upcoming fiscal year ending June 30, 2018 to operate our business in accordance with our business plans and budgets.

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

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including costly Phase 2 and Phase 3 clinical trials, and our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and clinical trials for Kevetrin, Prurisol, and Brilacidin. This will delay:

•	research and development programs;

•	preclinical studies and clinical trials;

•	material characterization studies;

•	regulatory processes; and

•	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may require will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;

•	progress, timing and scope of our preclinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;

•	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

•	time and cost necessary to respond to technological and market developments;

•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

•	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent and other contractual commitments, may increase in the future, as we may:

•	enter into leases for new facilities and capital equipment; and

•	enter into additional licenses and collaborative agreements.

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

We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. To the extent we are unable to, or determine not to develop these resources internally, we may be forced to rely on third parties for these capabilities, which could subject us to costs and to delays that are outside our control. If we are unable to establish adequate capabilities independently or with others, we may be unable to generate product revenues for certain candidates. If we are unable to achieve revenues and profitability, then we will be forced to cease operations, which could cause you to lose all of your investment.

Development of pharmaceutical products is a risky and time-consuming process subject to a number of factors, many of which are outside of our control. We are subject to regulatory authority permissions and approvals, most importantly the FDA. Many of our drug candidates are at early and mid stages of development. Consequently, we can provide no assurance of the successful and timely development of new drugs, and the failure to do so could cause us to cease operations.

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Our drug candidates are in early and mid-stages of development, and our most advanced drug candidate has completed Phase 2 testing. Further development and extensive testing will be required to determine their technical feasibility and commercial viability.

Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use, and we may spend several years completing certain trials. The time within which we can complete our clinical trials depends in large part on the ability to enroll eligible patients who meet the enrollment criteria and who are in proximity to the trial sites. We face competition with other clinical trials for eligible patients. As a result, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. We experience these issues in our psoriasis and oral mucositis clinical trials.

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

We are now engaged in the reformulation of Kevetrin based on PK data we learned during our completed Phase 1 study. PK results indicated that with the current dose regimen, Kevetrin is almost completely out of plasma within 24 hours. Therefore, little drug remains for any substantial period of time afterwards. Having the patient receive multiple IV infusions per week is difficult for the patient. Therefore, oral formulations for Kevetrin are being studied. There is no assurance we will be successful in developing a new formulation.

We are using Brilacidin in a water base, administered by enema, in our ulcerative proctitis study. However, a commercial product will need a different formulation (e.g. Brilacidin in capsule or foam). Additional formulation development is needed. There is no assurance we will be successful in developing new formulations for possible commercialization.

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

We may fail to successfully develop and commercialize our drug candidates for multiple reasons, including because they:

•	are found to be unsafe or ineffective in clinical trials;

•	do not receive necessary approval from the FDA or foreign regulatory agencies;

•	have manufacturing production problems, costs, pricing or reimbursement issues, or other factors that make the product not economical;

•	are hampered by the proprietary rights of others and their competing products and technologies;

•	fail to conform to a changing standard of care for the diseases they seek to treat; or

•	are less effective or more expensive than current or alternative treatment methods.

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

Success in early clinical trials may not be predictive or indicative of results in current ongoing clinical trials or potential future clinical trials. Likewise, preliminary data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary data, particularly as more patient data become available.

A number of new drugs and biologics have shown promising results in preclinical studies and initial clinical trials, but subsequently have failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals to initiate commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through preclinical studies and initial clinical trials. As a result, data from our preclinical studies and Phase 1 and Phase 2 clinical trials of our drug candidates Kevetrin, Prurisol and Brilacidin, as well as the results of the past or future internal data reviews, should not be relied upon as predictive or indicative of future clinical results. The results we have previously obtained, as well as any future results, may not predict the future therapeutic benefit of our drug candidates.

In addition, from time-to-time, preliminary or interim data from current clinical trials, such as relating to the Brilacidin Phase 2, open-label, Proof-of-Concept (PoC) clinical trial, or potential future clinical trials, may be reported or announced by us or the clinical investigators and medical institutions with which we work. Such data are preliminary and the data from any final analysis may be materially different. Even if final safety and/or efficacy data are positive, significant additional clinical testing will be necessary to advance the future development of our drug candidates. Preliminary or interim results may also not be reproduced in any potential future clinical trials. Accordingly, preliminary or interim data should be considered carefully and with caution.

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

We have engaged FDA with a Special Protocol Assessment (SPA) request for our planned Phase 3 clinical study of Brilacidin for treating ABSSSI. Failure to achieve an SPA agreement with FDA increases the risk of conducting a Phase 3 study and obtaining FDA approval for the commercialization of Brilacidin, even if the study is successful by meeting the study endpoints at its conclusion.

We have completed an End-of-Phase 2 (“EOP2”) meeting with the FDA. We have submitted our Phase 3 protocol under an SPA request to the FDA. The request included specific questions to facilitate a meaningful dialogue with the FDA on the proposed study design. We have received from the FDA comments and considerations for incorporation into our study design. The FDA’s assessment of the SPA request, and all related feedback, are valuable in the development of Brilacidin for ABSSSI. Contingent upon further FDA discussion, a Phase 3 program may be initiated. The Company can offer no assurance that an SPA agreement will be ultimately reached with the FDA, and if this were not to occur, it would substantially increase the risk of Brilacidin for ABSSSI drug development. Management estimates that the cost of an ABSSSI Phase 3 program would require significantly expanded capital beyond what is currently available and therefore, have not yet submitted a revised SPA request.

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

Additionally, we may need to amend clinical trial protocols for a variety of reasons, including changes in regulatory requirements and guidance. Such amendments may require us to, for example, resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. We may decide to terminate a clinical study for commercial reasons including increased market availability of generic treatments. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed and our ability to generate product revenues will be delayed and/or reduced. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

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

The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the drug candidate exposes clinical subjects to an unacceptable health risk. Investigational drugs used in clinical studies must be produced in compliance with cGMP rules pursuant to FDA regulations.

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

In September 2013, we purchased substantially all of the assets of Polymedix Inc. and Polymedix Pharmaceuticals, Inc. from the bankrupt estate of these entities. We now depend, and will continue to depend, on our Polymedix licenses and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our Polymedix product candidates. If any of our licenses or relationships are terminated or breached, we may:

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

We depend upon confidentiality and non-use agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.

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

We depend upon the efforts and abilities of our senior management team Leo Ehrlich, Dr. Krishna Menon and Dr. Arthur Bertolino. Leo Ehrlich, the Company’s Chief Executive and Financial Officer, and Dr. Krishna Menon, Chief Scientific Officer, presently have no employment agreement with the Company. The loss of a member of the senior management team could have an adverse impact on our business. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel to replace such loss of a member of the senior management team, the inability of which could have an adverse effect on our business and results of operations.

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

For example, with respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline. Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline. The same is true for our compounds Prurisol and Brilacidin. Numerous drugs are already FDA approved for the treatment of psoriasis and ABSSSI. Although there is presently no drug approved for the prevention and treatment of oral mucositis for head and neck cancers, there are numerous clinical trials in progress and Kepivance is approved for limited use patients with hematologic malignancies.

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

A complaint entitled O’Connell v. Cellceutix Corp. et al. (No. 1:15-cv-07194) was filed in the United States District Court for the Southern District of New York in September 2015 against the Company and its officers alleging that the defendants made materially false and misleading statements, and omitted materially adverse facts, about the Company’s business, operations and prospects. On June 9, 2016, the U.S. District Court for the Southern District of New York granted the Company’s motion to dismiss the lawsuit. The ruling dismissed all claims against the Company, denied the plaintiff’s request to file an amended complaint, and ordered that the case be closed.

Future lawsuits could have a material adverse effect on our financial position, liquidity or results of operations. The uncertainty and expense associated with a lawsuit could adversely impact our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. While we maintain directors’ and officers’ liability insurance, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part.

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

Because our common stock is quoted on the OTC your ability to sell your shares in the secondary trading market may be limited.

Our Class A common stock is currently quoted on the OTC. Consequently, the liquidity of our Class A common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our Class A common stock may be lower than might otherwise prevail if our Class A common stock were listed on a national securities exchange.

Because our Class A common stock is considered “penny stock” you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our Class A common stock currently is quoted on the OTC at less than $5.00 per share, our shares are “penny stocks” and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our Class A common stock is not listed on any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our Class A common stock is subject to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a “penny stock,” which steps include:

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

As of June 30, 2017, the closing price of our Class A common stock, as quoted on the OTC, was $0.96. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities, as the short seller expects to pay less in the covering purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving deliberate misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum. Penny stocks which do not trade on an exchange, such as our common stock, are particularly susceptible to short sales.

As a public entity in a highly digital world, we have been and in the future may be the subject of so-called “fake news,” a type of yellow journalism constructed to look legitimate while consisting of intentional misinformation and misrepresentations deliberately propagated by profiteering short sellers seeking to gain an illegal market advantage by spreading false information concerning the Company’s name, compounds, intellectual property, personnel, and affiliates. In the past, the publication of intentional misinformation concerning the Company by a disclosed short seller has been associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock.

While utilizing all available tools to defend the Company and its assets against fake news, there is limited regulatory control, making fake news an ongoing concern for any public company. While we move forward in our business development strategies in good faith, there are no assurances that we will not face more fake news or similar tactics by bad actors in the future, and the market price of our common stock may decline as a result of their actions or the action of other short sellers.

Our directors and executive officers own or control a sufficient number of shares of our Class A common stock to control our Company, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

At June 30, 2017, our directors and executive officers own or control approximately 19% of our outstanding voting power of Class A common stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten (10) votes per share on all matters submitted to a vote of our stockholders and our Class A common stock entitles holders to one (1) vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A common stock. As of June 30, 2017 we had 135,274,421 shares of Class A common stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 78%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

On September 6, 2017, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. The Company also issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The Company has registered the resale of any shares that Aspire Capital may purchase under the Purchase Agreement. To the extent Aspire Capital purchases shares under the Purchase Agreement and subsequently sells those shares, the other holders of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Large amounts of our Class A common stock will be eligible for resale under Rule 144.

As of June 30, 2017, 37,184,614 shares of the 135,274,421 outstanding shares of our Class A common stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 11.8 million shares of our restricted shares of Class A common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

Under Rule 144, a person affiliated with the Company who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Class A common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an affiliate of the Company and who has satisfied a one-year holding period. Any substantial sale of the Company’s Class A common stock pursuant to Rule 144 may have an adverse effect on the market price of the Class A common stock.

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

ITEM 3. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to the information set forth in Note 8 “Commitments and contingencies” of the Notes to Financial Statements included in Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock symbol is “IPIX” and is quoted on the OTCQB. Before June 8, 2017, the Company’s Class A common stock traded under the symbol “CTIX”.

The table below sets forth the daily high and low prices for the Company’s Class A common stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	1.42	1.12	3.65	1.32
Second Quarter	1.50	0.91	1.96	0.94
Third Quarter	1.22	0.86	1.92	0.95
Fourth Quarter	1.08	0.63	1.87	1.30

Number of Shareholders

As of August 22, 2017, a total of approximately 138 million shares of the Company’s common stock are outstanding and held by approximately 71 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer

Repurchase activity during the three months ended June 30, 2017 was as follows:

Periods	Total number of shares purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	—		—	—	—
May 1 to May 31, 2017	—		—	—	—
June 1 to June 30, 2017	262,080	(1)	$0.84	—	—
Total	262,080		$0.84	—	—

_______________

(1) Consists of shares withheld upon the vesting of a common stock grant on June 27, 2017.

ITEM 6. SELECTED FINANCIAL DATA

(Rounded to nearest thousand, except shares and for per share data):

	STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FIVE YEARS ENDED JUNE 30
	2017	2016	2015	2014	2013
Revenues	$-	$-	$-	$-	$-
Net loss	$(15,536,000)	$(12,852,000)	$(13,145,000)	$(8,247,000)	$(3,224,000)
Net loss attributable to common stockholders (a)	$(15,536,000)	$(12,852,000)	$(13,145,000)	$(10,227,000)	$(3,436,000)
Basic and diluted loss per common share
-Basic	$(0.12)	$(0.11)	$(0.11)	$(0.10)	$(0.04)
-Diluted	$(0.12)	$(0.11)	$(0.11)	$(0.10)	$(0.04)
Weighted average common shares outstanding	127,285,861	119,908,145	115,087,368	105,044,985	94,980,552

	BALANCE SHEET DATA AS OF JUNE 30
	2017	2016	2015	2014	2013
Total assets	$9,112,000	$11,445,000	$14,319,000	$10,852,000	$2,970,000
Total debt	$10,576,000	$8,481,000	$7,295,000	$9,646,000	$8,140,000
Total stockholders’ equity (deficiency)	$(1,464,000)	$2,964,000	$7,024,000	$1,206,000	$(5,170,000)

______________

(a) Net loss attributable to common stockholders represents our net loss plus deemed dividends. Other than deemed dividends of $1,980,000 and $212,000 in fiscal year 2014 and 2013, respectively, the net loss attributable to common stockholders was equal to our net loss.

ITEM 7. MANAGEMENT’S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by the Company, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2017 refers to the fiscal year ended June 30, 2017.

Management’s Plan of Operation

The Company devotes most of its efforts and resources on its clinical trials. These trials are evaluating our drug candidates: Prurisol for the treatment of psoriasis, Kevetrin for the treatment of cancer, and Brilacidin for treatments of skin infections, prevention of oral mucositis complicating chemoradiation treatment for cancer, and ulcerative proctitis. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Set forth below is an overview our research and development efforts on Prurisol, Kevetrin, and Brilacidin during fiscal 2017 and through the date of this Annual Report on Form 10-K:

Prurisol

The Company has commenced a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for subjects with moderate to severe plaque psoriasis. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of 12 weeks.

We have currently completed enrollment of all subjects (up to 199). Subject recruitment was slower than projected due to competitive trials. In response, we added additional investigator sites. We expect to complete the trial by calendar year end 2017. Expenditures on Prurisol were approximately $4.6 million during the year ended June 30, 2017. We expect expenditures on Prurisol to increase in future reporting periods, as we complete the study. We have entered into multiple non-disclosure agreements with large pharmaceutical companies that enable us to continue ongoing discussions regarding potential partnering should the trial results support such a relationship.

Kevetrin.

The company has commenced a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The main objective of the trial focuses on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. Presently and concurrent with the Phase 2a trial is the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial Phase 1 clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin began January 2017.

Company expenditures on Kevetrin were approximately $1.0 million during the year ended June 30, 2017.

Brilacidin.

Topical Brilacidin Clinical Studies (trials)

One trial of Brilacidin is ongoing, a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and another was recently completed: an open-label Phase 2 Proof-of-Concept (PoC) trial of Brilacidin for the treatment of ulcerative proctitis /proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Diseases (IBD).

•	Oral Mucositis (OM) study- In the ongoing randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of Oral Mucositis (OM) in patients receiving chemoradiation for treatment of head and neck cancer, interim analysis of patients who received at least 55 Gy cumulative units of radiation showed that Brilacidin markedly reduced the rate of Severe OM (WHO Grade ≥ 3): Active Arm (Brilacidin): 2 of 9 patients (22.2 percent); Control Arm (Placebo): 7 of 10 patients (70 percent). Completion of the trial is expected by late 2017.

•	UP/UPS study- This recently completed Phase 2a trial comprises three sequential cohorts , with progressive dose escalation by cohort—Cohort A (6 patients) -50 mg, Cohort B (6 patients) -100 mg, and Cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The Primary Efficacy Endpoint of Clinical Remission (accounting for Stool Frequency, Rectal Bleeding and Endoscopy Findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient Quality of Life (as assessed by the Short Inflammatory Bowel Disease Questionnaire, SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. Further analyses of data are ongoing.

•	We see significant opportunities in treating IBD with Brilacidin. Our development programs depending on available financial resources include new formulations (oral and foam type) with potential associated toxicology studies and clinical studies to be defined.

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

ABSSSI

In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management has decided to delay its response to FDA due to the low price per share of our common stock and the approximately $30 million costs required for this study which would result in significant dilution to our shareholders. Our strategy for now is to achieve success with other trials and attract partnering opportunities with significant down-payments and milestone payments which can fund these trials.

Company expenditures on Brilacidin were approximately $2.3 million during the year ended June 30, 2017.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3 to the financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying Notes to financial statements describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively “CROs”. These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

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

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Recently Issued Accounting Pronouncements

See Note 3 to the financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying notes to financial statements for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We expect that our general and administrative expenses will also increase in the future as we expand our business development, by adding employees, consultants, additional infrastructure and incurring other additional costs. Management have put in place an equity purchase agreement with Aspire Capital to fund our clinical trials and overhead expenses over the next 12 months. Based upon our expected rate of expenditures over the next 12 months, we expect to have sufficient cash reserves and financing available to us to meet all of our anticipated obligations for our current operations through our fiscal year end of June 30, 2018.

Revenue

We generated no revenue and incurred operating expenses of approximately $15.3 million, $12.7 million and $13.0 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	$	$	$	$	%	$	%
Clinical studies and development research	8,501,000	6,671,000	7,897,000	1,830,000	27%	(1,226,000)	(16)%
Officers’ payroll and payroll tax expenses related to R&D department	1,087,000	433,000	876,000	654,000	151%	(443,000)	(51)%
Employees payroll and payroll tax expenses related to R&D department	1,428,000	1,208,000	969,000	220,000	18%	239,000	25%
Stock-based compensation - officers	1,147,000	33,000	230,000	1,114,000	3,376%	(197,000)	(86)%
Stock-based compensation - employee	139,000	-	103,000	139,000	-%	(103,000)	(100)%
Stock-based compensation - consultants	75,000	188,000	55,000	(113,000)	(60)%	133,000	242%
Depreciation and amortization expenses	406,000	419,000	401,000	(13,000)	(3)%	18,000	4%
Total	12,783,000	8,952,000	10,531,000	3,831,000	43%	(1,579,000)	(15)%

Fiscal 2017 compared to Fiscal 2016 - Research and development expenses for clinical studies and development research increased during the year ended June 30, 2017 due to more spending on our Kevetrin program and Prurisol program for the fiscal year 2017.

Officers’ payroll and payroll tax expenses related to R&D department increased during the year ended June 30, 2017 primarily related to the hiring of our new President and Chief Medical Officer who joined us on June 27, 2016.

Employees’ payroll and payroll tax expenses related to R&D department increased primarily related to the hiring of executives, including our current Senior VP of Clinical Sciences and Portfolio Management.

Stock-based compensation – officers increased during the year ended June 30, 2017 primarily related to the stock-based compensation granted to our new President and Chief Medical Officer, who joined us on June 27, 2016.

Stock-based compensation- employee increased for the year ended June 30, 2017 primarily related to the stock-based compensation given to our new VP Regulatory Affairs and our new Associate Director, whom both joined us in September 2016 and February 2017, respectively.

Stock-based compensation-consultants decreased for the year ended June 30, 2017 due to the decrease in stock awards granted this year.

Depreciation and amortization expenses decreased for the year ended June 30, 2017 due to less amortization expenses on patent costs that were written off last fiscal year 2016.

Fiscal 2016 compared to Fiscal 2015 - Research and development expenses for proprietary programs decreased during the year ended June 30, 2016 primarily due to lower spending on our ABSSSI program, which the trial was completed in early 2015.

The Stock-based compensation - consultants increased during the year ended June 30, 2016 primarily related to the increase in stock-based compensation to consultants to incentivize them with stock awards rather than monetary compensation.

The Officers’ payroll and payroll tax expenses related to R&D department decreased during the year ended June 30, 2016 primarily related to the decrease in payroll paid to our Chief Operations Officer of approximately $211,000, who joined in 2014 and resigned on August 8, 2015 and a decrease in the year-end bonus of $225,000 paid to our executive officers in 2015.

The Employees payroll and payroll tax expenses increased primarily related to the increases in the number of employees in our research and development department.

The Stock-based compensation – officers decreased during the year ended June 30, 2016 primarily related to the decrease in stock-based compensation to our Chief Operations Officer and other executive officers in 2016.

The Stock-based compensation - Employee decreased during the year ended June 30, 2016 primarily related to the decrease in the year-end bonus paid to employees.

Our research and development expenses include costs related to preclinical and clinical trials, outsourced services and consulting, officers’ payroll and related payroll tax expenses, other wages and related payroll tax expenses, stock-based compensation, depreciation and amortization expenses. We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects whenever possible; however, many activities occurring simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on an individual program basis.

See Note 3 of the notes to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about our research and development expenses.

General and Administrative Expenses

General and administrative expenses consist mainly of compensation and associated fringe benefits not included in the cost of research and development expenses for proprietary programs and include other management, business development, accounting, information technology and administration costs, including patent filing and prosecution, recruiting, consulting and professional services, travel and meals, sales commissions, facilities, depreciation and other office expenses. Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$	%	$	%
Insurance and health expense	$509,000	$499,000	$249,000	10,000	2%	250,000	100%
Patent expenses	4,000	37,000	102,000	(33,000)	(89)%	(65,000)	(64)%
Impairment loss - patents	-	648,000	-	(648,000)	(100)%	648,000	-%
Rent and utility expense	272,000	262,000	273,000	10,000	4%	(11,000)	(4)%
Other G&A	530,000	500,000	553,000	30,000	6%	(53,000)	(10)%
Total	$1,315,000	$1,946,000	$1,177,000	(631,000)	(32)%	769,000	65%

Fiscal 2017 compared to Fiscal 2016 - General and administrative expenses decreased in fiscal 2017 primarily related to decrease in impairment loss on the patent costs of Delparantag and various other patents.

Fiscal 2016 compared to Fiscal 2015 - General and administrative expenses increased in fiscal 2016 primarily related to increase in impairment loss on the patent costs of Delparantag and various other patents, D&O insurance and employee health insurance expenses and travel expenses for meetings for our clinical trials and to the FDA, to further develop our compounds.

Officers’ payroll and payroll tax expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$	%	$ %
Officers’ payroll and payroll tax expenses	$529,000	$528,000	$801,000	1,000	-%	(273,000)	(34)%

Fiscal 2017 compared to Fiscal 2016 - There was an increase of $1,000 in Officers’ payroll tax expenses for the Company during the years ended June 30, 2017 and 2016. There was no change with Officers’ payroll. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid to Dr. Menon. The Company recorded 90% of annual payroll paid to Dr. Menon and the related payroll tax expenses under Research and Development Expense.

Fiscal 2016 compared to Fiscal 2015 - Officers’ payroll and payroll tax expenses decreased during fiscal 2016 primarily related to a decrease in bonus paid. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and the related payroll tax expenses paid. The Company recorded 90% of annual payroll paid to Mr. Menon and the related payroll tax expenses under Research and Development Expense.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ %		$ %
Audit Fee, legal and professional fees	$709,000	$1,228,000	$447,000	(519,000)	(42)%	781,000	175%

Fiscal 2017 compared to Fiscal 2016 - Professional fees decreased during fiscal 2017 primarily related to decrease in stock-based compensation paid to a law firm for services.

Fiscal 2016 compared to Fiscal 2015 - Professional fees increased during fiscal 2016 primarily related to increase in legal fees and the one million stock options issued to a law firm for services, valued at approximately $432,000 on November 5, 2015.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Years Ended
	June 30,			Change		Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$	%	$	%
Interest Income	$2,000	4,000	$4,000	(2,000)	(50)%	-	-%
Sundry Income	-	-	9,000	-	-%	(9,000)	(100)%
Interest Expenses	(202,000)	(202,000)	(202,000)	-	-%	-	-%
Total	$(200,000)	(198,000)	$(189,000)	(2,000)	1%	(9,000)	5%

Fiscal 2017 compared to Fiscal 2016 - Other expense, net increased during fiscal 2017 primarily related to the decrease in interest income of $2,000. There was no change in interest expenses paid to the note payable - related party (see Note 10 in the accompanying notes to the financial statements).

Fiscal 2016 compared to Fiscal 2015 - Other expense, net increased slightly during fiscal 2016 primarily related to the decrease in sundry income of $9,000. There was no change in interest expenses paid to the note payable - related party (see Note 10 in the accompanying notes to the financial statements).

Net Losses

We incurred net losses of $15.5 million, $12.9 million and $13.1 million for the years ended June 30, 2017, 2016 and 2015, respectively because of the above mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2017, we had approximately $4.1 million in cash compared to $6.3 million of cash as of June 30, 2016. We anticipate that future budget expenditures will be approximately $15.9 million for the fiscal year ending June 30, 2018, including approximately $10.9 million for clinical activities, supportive research, and drug product.

Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of equity capital during the fiscal year 2018, to meet our working capital requirements for our planned clinical trials. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital which replaces the prior $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. The Company also issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K and in other reports we filed with the SEC.

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

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed with the Securities and Exchange Commission (i) a prospectus supplement, dated March 31, 2015, registering up to $30 million of our common stock that have been or may be offered and sold to Aspire Capital from time to time, and (ii) a prospectus supplement, dated March 28, 2017, registering $2.2 million of our common stock in a registered direct offering, leaving approximately $42.8 million available under the Company’s effective shelf registration statement. Depending on the Company’s public float and the timing of the filing of Form S-3, the Company may not be eligible to utilize Form S-3 for future primary offerings of its securities following the expiration of its current effective shelf registration statement in November 2017. The Company anticipates that, if it were to no longer eligible to use Form S-3, that it may utilize Form S-1 to register the sale of its securities, including through future financing agreements with Aspire Capital.

Aspire Capital Stock Purchase Agreements and Other Equity Issuances

$30 million Class A Common Stock Purchase Agreement with Aspire Capital (See Part II, Item 9B of this Form 10-K)

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. The Company also issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital - For the period from March 30, 2015 to August 2017

On March 30, 2015, the Company entered into a common stock purchase agreement (the “March 2015 Agreement”) with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the March 2015 Agreement. In consideration for entering into the March 2015 Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 will be amortized as the funding is received. The amortized amount of $131,000, $136,000 and $5,000 were debited to additional paid-in capital during the year ended June 30, 2017, 2016 and 2015. The unamortized portion which was carried on the balance sheet as deferred offering costs was $227,000, $358,000 and $494,000 at June 30, 2017, 2016 and 2015, respectively. The unamortized portion will be fully expensed in the first quarter of 2018. On September 6, 2017, the March 2015 Agreement was replaced by a new common stock purchase agreement with Aspire Capital relating to $30 million of our Class A common stock (See Part II, Item 9B of this Form 10-K).

During the period from March 30, 2015 to June 30, 2017, the Company had completed sales to Aspire Capital totaling 14.7 million shares of common stock generating gross proceeds of approximately $16 million relating to this $30 million purchase agreement. The Company had approximately $14 million remaining available for stock sales under the terms of the purchase agreement with Aspire Capital at June 30, 2017. Other Equity Issuances are disclosed in Note 13 in the accompanying Notes to the Financial Statements.

$20 million Class A Common Stock Purchase Agreement with Aspire Capital - For the period from October 25, 2013 to March 31, 2015

On October 25, 2013, we terminated a previous agreement with Aspire Capital and entered into a new Class A Common Stock Purchase Agreement (the “October 2013 Agreement”) with Aspire Capital, which provides that upon meeting the terms of the agreement, Aspire Capital was committed to purchase up to an aggregate of $20,000,000 of our shares of Class A common stock over the approximately 36-month term of the October 2013 Agreement. In consideration for entering into the October 2013 Agreement, the Company issued to Aspire Capital 210,523 shares of our Class A common stock as a commitment fee. The commitment fee of $373,000 for these 210,523 shares was fully amortized as the aggregate of $20,000,000 of our shares of Class A common stock was completed in March 2015. The amortized amount of $295,000 and $77,000 were debited to additional paid-in capital during the year ended June 30, 2015 and 2014, respectively.

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire Capital totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2017, 2016 and 2015 (rounded to nearest thousand):

	Years Ended June 30,
	2017	2016	2015

Net cash used in operating activities	$(11,711,000)	$(9,887,000)	$(13,071,000)
Net cash used in investing activities	$(336,000)	$(414,000)	$(459,000)
Net cash provided by financing activities	$9,878,000	$8,201,000	$16,952,000
Net (decrease)increase in cash and cash equivalents	$(2,169,000)	$(2,100,000)	$3,422,000

Our total operating activities used cash of $11.7 million, $9.9 million and $13.1 million in 2017, 2016 and 2015, respectively. The use of cash in these periods principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

In 2017, our total investing activities used cash of $0.3 million, including the purchases of patents of $0.3 million and the purchases of property and equipment of $0.1 million. In 2016, our investing activities used cash of $0.4 million, including the purchases of patents of $0.4 million and the purchases of equipment of $0.1 million. In 2015, our investing activities used cash of $0.5 million, including the purchase of patents of $0.5 million and the purchases of equipment of $0.01 million.

Our total net financing activities provided cash of $9.9 million, $8.2 million and $17.0 million in 2017, 2016 and 2015, respectively.

In 2017, we raised approximately $10.1 million in net cash proceeds from the sale of our stock, including $7.8 million in net proceeds from the sale of 8.9 million shares of our common stock and $2.2 million in net proceeds from the sale of 2.5 million shares of our common stock at $0.89 per share, in a registered direct offering without an underwriter or placement agent on March 28, 2017.

In 2016, we raised approximately $8.2 million in net cash proceeds from the sale of our stock, including $8.2 million in net proceeds from the sale of 5.7 million shares of our common stock and $0.03 million from the exercise of stock options and warrants.

In 2015, we raised approximately $17.0 million in net cash proceeds from the sale of our stock, including $16.1 million in net proceeds from the sale of 6.5 million shares of our common stock and $0.85 million from the exercise of stock options and warrants.

Requirement for Additional Working Capital

The Company plans to incur total expenses of approximately $15.9 million for the fiscal year ending June 30, 2018, including approximately $10.9 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $30 million as of the date of this filing. Management has put in place a new equity purchase agreement (see Part II, Item 9B of this Form 10-K) with Aspire Capital to fund its future clinical trial expenses and overhead expenses over the next 12 months. This purchase agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume, will not prevent the Company from funding its working capital requirements for the next 12 months from the date of this filing.

In the event that we are unable to generate sufficient cash from our Aspire Capital purchase agreement or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. . The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2017 (rounded to the nearest thousand):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years
CRO obligations	$6,000,000	$6,000,000	$-	$-	$-
Lease obligations(1)	$271,000	$217,000	$54,000	$-	$-
Total	$6,271,000	$6,217,000	$54,000	$-	$-

_______________

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

(2)	The Company has contractual minimum commitments to Contract Research Organizations as of June 30, 2017.

Equity Transactions

From July 1, 2017 to September 1, 2017, the Company generated additional proceeds of approximately $2.1 million under the March 2015 common stock purchase agreement with Aspire Capital from the sale of approximately 2.6 million shares of its common stock.

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

As of June 30, 2017, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On September 6, 2017, the Company entered into a new common stock purchase agreement (the “September 2017 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the September 2017 Agreement. The Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended (the “Securities Act”), the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the September 2017 Agreement. The Company has filed with the SEC a prospectus supplement, dated September 8, 2017, to the Company’s prospectus filed as part of the Company’s effective $75 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time. The September 2017 Agreement replaces the common stock purchase agreement between the parties dated March 30, 2015.

There are no trading volume requirements or restrictions under the September 2017 Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the September 2017 Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the September 2017 Agreement. The September 2017 Agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the September 2017 Agreement. Any proceeds the Company receives under the September 2017 Agreement are expected to be used for general working capital. The September 2017 Agreement also provides for customary events of default, upon the occurrence of which Aspire Capital may terminate the September 2017 Agreement.

The foregoing is a summary description of certain terms of the September 2017 Agreement and the Registration Rights Agreement. For a full description of all terms, please refer to copies of the September 2017 Agreement and the Registration Rights Agreement that are filed herewith as Exhibits 10.6 and 10.7, respectively. All readers are encouraged to read the entire text of the September 2017 Agreement and the Registration Rights Agreement.

The legal opinion, including the related consent, of Gary R. Henrie relating to the issuance of shares of the Company’s common stock pursuant to the September 2017 Agreement is filed as Exhibit 5.1 to this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of Innovation Pharmaceuticals Inc.

The following provides information regarding current members of the Company’s Board of Directors (the “Board”), which consists of five members. Each director is elected for a term ending at the next annual meeting of stockholders or until his or her successor is elected and qualified.

Name	Age	Position with the Company	Director Since
Leo Ehrlich	59	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Krishna Menon	70	Chief Scientific Officer, President of Research and Director	June 2007
Barry Schechter	53	Director	October 2014
Zorik Spektor	60	Director	April 2015
Mark R. Tobin	43	Director	April 2015

Leo Ehrlich, has served as the Company’s Chief Executive Officer and Chief Financial Officer since November 5, 2010. Previously, he served as Chief Financial Officer of Cellceutix Pharma since its inception in June 2007. Following the Company’s acquisition of Cellceutix Pharma in 2007, Mr. Ehrlich served as Chief Financial Officer and a director of Innovation Pharmaceuticals Inc. until November 5, 2010. Mr. Ehrlich previously practiced as a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

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

Mark R. Tobin, MBA, was appointed as an independent member of the Board in April 2015. Mark Tobin is currently the Senior Director, Corporate Strategy at Printronix, LLC, a leading manufacturer of industrial printers. From 2013 to 2017, Mr. Tobin served in various roles of increasing responsibility with NanoFlex Power Corporation, a publicly-listed advanced solar technology company, culminating as Executive Vice President and Chief Financial Officer. From 2013 to 2015, Mr. Tobin served as a Managing Director at Digital Offering, a merchant bank. Previously, from 2005 to 2013, he served as Director of Research and as a Senior Research Analyst at Roth Capital Partners, a leading boutique investment bank, where he oversaw equity research on hundreds of small-cap public companies across a variety of sectors. Prior to that, he was a Program Manager and Senior Systems Engineer at Science Applications International Corporation, a FORTUNE 500® scientific, engineering, and technology applications company. Mr. Tobin began his career as an officer in the United States Air Force, overseeing advanced technology development programs and representing the U.S. as a NATO delegate, and ultimately achieving the rank of Major. He graduated with honors from the U.S. Air Force Academy with a Bachelor’s of Science in Management and received an MBA from the University of Pittsburgh.

The Board has determined that Mr. Tobin’s knowledge of capital markets and public companies and executive management experience make him a suitable member of the Company’s Board of Directors.

Executive Officers of Innovation Pharmaceuticals Inc.

The following provides information regarding the Company’s current executive officers. Our executive officers are appointed by, and serve at the discretion of, the Board. Set forth below is a brief description of the business experience of all executive officers other than Mr. Ehrlich and Dr. Menon, each of whom is also a director and whose business experience is set forth above in the section of this Form 10-K entitled “Directors of Innovation Pharmaceuticals Inc.”

Name	Age	Position with the Company
Leo Ehrlich	59	Chief Executive Officer, Chief Financial Officer and Director
Krishna Menon	70	Chief Science Officer, President of Research and Director
Arthur P. Bertolino	62	President and Chief Medical Officer
Jane Harness	49	Sr. Vice President, Clinical Sciences and Portfolio Management

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

Jane Harness, MP, MS is Senior Vice President, Clinical Sciences and Portfolio Management and joined the Company on September 1, 2016. Ms. Harness has over 20 years in domestic and international clinical drug development experience. Before joining the Company, she served as Vice President, Clinical Operations, at Revance Therapeutics in 2016 and as Head of Clinical Sciences, Dermatology and ATI Translational Research, at Novartis Institutes for Biomedical Research from 2014 to 2015. Before joining Novartis, Ms. Harness held the following notable positions at Pfizer over the prior 15 years: Global Clinical Lead, Inflammation and Immunology, Early Clinical Lead, Dermatology, and Clinical Trial Head and Process Improvement Lead, Experimental Medicine. Ms. Harness received a BS and MP (Protein Biochemistry) degree from University of Leicester, and a MS (Clinical Pharmacology) from University of Aberdeen.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we have adopted corporate governance policies and practices to promote the effective functioning of the Board and its committees and to set forth a common set of expectations as to how the Board should manage its affairs and perform its responsibilities. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website at http://www.ipharminc.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc., 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915.

The Board and Committees of the Board

The Company is governed by the Board, which currently consists of five members: Mr. Leo Ehrlich, Dr. Krishna Menon, Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin. The Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is comprised entirely of independent directors. The Board has adopted written charters for each of its committees which are available on the Company’s website at http://www.ipharminc.com. A copy of the Company’s corporate governance guidelines is also available on the Company’s website. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc., 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. All directors are encouraged to attend the Company’s annual meetings of stockholders, either in person or remotely, absent an unavoidable and irreconcilable conflict. Each director attended more than 75% of the aggregate number of Board meetings and the number of meetings held by all of the committees on which he served.

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

Audit Committee

The Audit Committee met four times in fiscal year 2017. The Audit Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Mr. Tobin serves as Chairman of the Audit Committee and is an “audit committee financial expert” as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

Compensation Committee

The Compensation Committee did not hold any meetings in fiscal 2017. The Compensation Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Nominating and Governance Committee

The Nominating and Governance Committee did not hold any meetings in fiscal 2017. Our Nominating and Governance Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominating and Governance Committee is responsible for, among other things:

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
Innovation Pharmaceuticals Inc. 100 Cummings Center, Suite 151-B Beverly, Massachusetts 01915 Attention: Corporate Secretary

•	by calling our Corporate Secretary, at (978) 921-4125.

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.ipharminc.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. During the fiscal year ended June 30, 2017, there were no waivers of our Code of Ethics.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our Board, c/o Corporate Secretary, Innovation Pharmaceuticals Inc, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915 for submission to the Board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the Chairman of the Board, the appropriate committee or the specific director, as applicable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2017, other than (i) a Form 5 for Arthur Bertolino which was filed on August 8, 2017 relating to 262,080 shares withheld upon the vesting of a common stock grant on June 27, 2017, and (ii) a Form 3 relating to Jane Harness joining the Company on September 1, 2016 and Form 5 for Ms. Harness which was filed on August 8, 2017 relating to a 58,394 common share grant and 172,987 stock options granted on September 1, 2016.

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

Employment Agreement with Dr. Bertolino. On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement providing for Dr. Bertolino to serve as Chief Medical Officer and President of the Company. The employment agreement provides for an annual salary of $440,000. In addition, the Company granted to Dr. Bertolino under the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $1.39 per share. Both shares and options will vest upon the earliest to occur of the following: (1) 50% upon June 27, 2017, and the remaining 50% upon June 27, 2018; (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a “change in control” of the Company, as defined in Dr. Bertolino’s employment agreement. The Company also agreed that, with respect to each fiscal year of the Company ending during the term of Dr. Bertolino’s employment and commencing with the fiscal year ending June 30, 2017, Dr. Bertolino shall be eligible to receive annual equity awards under the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan or any successor plan, with a target award of options to purchase 150,000 shares of the Company’s common stock with an exercise price equal to the last closing price of the Company’s common stock prior to the date of grant, which options shall vest ratably each month over the 24 months following the date of grant.

Employment Agreement with Ms. Harness. On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement pursuant to which Ms. Harness joined the Company as its VP, Clinical Sciences and Portfolio Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness, under the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company.

Equity Incentive Plans

On June 30, 2016, the Board adopted the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan became effective upon adoption by the Board on June 30, 2016.

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

Role of Compensation Consultants

During fiscal 2017, the Company did not retain the services of a compensation consultant or conduct benchmarking or specific market review of our compensation levels or practices. Instead, our compensation levels and practices were established by the Compensation Committee and Board of Directors.

Report of the Compensation Committee

The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2017, and the Board of Directors has approved that recommendation.

This Report has been submitted by the following independent directors, who comprise the Compensation Committee of the Board of Directors:

Barry Schechter

Zorik Spektor

Mark R. Tobin

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, our Chief Scientific Officer and President of Research, our President and Chief Medical Officer, and our Senior Vice President, Clinical Sciences and Portfolio Management, whom we refer to collectively as our named executive officers, for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Total
Leo Ehrlich	2017	$465,850	$—	$—	$—	$465,850
Chief Executive and Financial Officer	2016	$465,850	$—	$—	$—	$465,850
	2015	$465,850	$250,000	$—	$—	$715,850

Krishna Menon	2017	$465,850	$—	$—	$—	$465,850
Chief Scientific Officer and President of Research	2016	$465,850	$—	$—	$—	$465,850
	2015	$465,850	$250,000	$—	$—	$715,850

Arthur P. Bertolino(2)	2017	$449,167	$176,000	$-	$—	$625,167
President and Chief Medical Officer	2016	$—	$—	$1,493,334	$800,000	$2,293,334

Jane Harness (3)	2017	$220,833	$76,313	$80,000	$220,000	$597,146
Sr. Vice President, Clinical Sciences and Portfolio Management

_______________

(1)

Amounts shown reflect the total grant date fair value of restricted stock and option awards, determined in accordance with ASC 718, made during fiscal year 2017. Amounts shown do not represent cash payments made to Dr. Bertolino, amounts realized or amounts that may be realized. Refer to Notes 12 and 13 to the accompanying financial statements for a discussion on the valuation of the restricted stock and option awards.

(2)

Dr. Bertolino joined the Company on June 27, 2016. See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of the employment agreement between the Company and Dr. Bertolino pursuant to which the restricted stock and option awards were made. The June 30, 2017 bonus has been accrued but is unpaid.

(3)

Ms. Jane Harness joined our Company as Vice President, Clinical Sciences and Portfolio Management on September 1, 2016 and was promoted as Senior Vice President, Clinical Sciences and Portfolio Management in July 2017. The June 30, 2017 bonus has been accrued but is unpaid.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth stock-based awards granted to our named executive officers during fiscal year 2017.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	All Other Option Awards: Number of Securities Underlying Options(1)	Exercise or Base Prices of Option Awards(2)	Grant Date Fair Value of Stock and Option Awards(3)
		(#)	(#)	($/sh)	($)
Leo Ehrlich	—	—	—	—	—
Krishna Menon	—	—	—	—	—
Arthur P. Bertolino	—	—	—	—	—
Jane Harness	9/1/2016	58,394	—	$—	$80,000
	9/1/2016	—	172,987	$1.37	$220,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2017.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Leo Ehrlich	18,000,000	—	$0.11	12/29/2020	—	—
	2,000,000		$0.51	5/8/2022	—	—
Krishna Menon	18,000,000	—	$0.11	12/29/2020	—	—
Arthur P. Bertolino(2)	308,920	308,919	$1.39	6/23/2026	533,333	$512,000
Jane Harness(3)	—	172,987	$1.37	9/1/2026	58,394	$56,058

_______________

(1)	Market value is based on a stock price of $0.96, the closing price of the Company’s common stock on June 30, 2017, and the outstanding number of shares of restricted stock.

(2)	See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of Dr. Bertolino’s restricted stock and option awards.

(3)	See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Ms. Harness” above for a description of Ms. Harness’s restricted stock and option awards.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2017

The following table sets forth information concerning the exercise of stock options and vesting of restricted stock during fiscal 2017 for each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Number of Shares Acquired on Vesting (#)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Leo Ehrlich	—	—	—	—
Krishna Menon	—	—	—	—
Arthur P. Bertolino(2)	—	—	533,334	$480,001
Jane Harness	—	—	—	—

_______________

(1)

Number of shares acquired on vesting of stock awards is the gross number of shares vested, including shares that were surrendered to us for the payment of withholding taxes pursuant to the terms of our 2016 Equity Incentive Plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Neither Mr. Ehrlich nor Dr. Menon has a current employment agreement with the Company, and all of the stock options held by Mr. Ehrlich and Dr. Menon are fully vested.

Pursuant to the employment agreements between each of Dr. Bertolino and Ms. Harness and the Company, the executives would be entitled to the following termination benefits:

•

For Cause or Without Good Reason. If the executive’s employment is terminated by the Company for “cause” or by the executive without “good reason” (each as defined in the employment agreements), the executive would be entitled to receive (i) all accrued but unpaid salary and accrued but unused vacation, (ii) reimbursement of unreimbursed business expenses, and (iii) any employee benefits which the executive may be entitled to under the Company’s employee benefits plans.

•

Without Cause or With Good Reason. If the executive’s employment is terminated by the Company without “cause” or by the executive with “good reason,” the executive would be entitled to receive (i) the payments outlined in the previous bullet, plus (ii) continued salary for one year in the case of Dr. Bertolino and six months in the case of Ms. Harness. Such payments would be subject to the executive’s execution of a release in favor of the Company and the executive’s compliance with certain non-solicitation and non-disparagement covenants in the employment agreement.

•

Death or Disability. If the executive’s employment is terminated on account of the executive’s death or disability, the executive or his or her estate would be entitled to receive (i) the payments outlined in the first bullet above, plus (ii) an amount equal to his or her prorated target bonus for the fiscal year during which his or her employment is terminated.

•

Change in Control. If the executive’s employment is terminated by the Company without “cause” or by the executive with “good reason” within 12 months following a change of control, the executive would be entitled to receive (i) the payments outlined in the first bullet above, plus (ii) continued salary for 18 months in the case of Dr. Bertolino and nine months in the case of Ms. Harness, plus (iii) the target bonus for the fiscal year during which his or her employment is terminated. Such payments would be subject to the executive’s execution of a release in favor of the Company and the executive’s compliance with certain non-solicitation and non-disparagement covenants in the employment agreement. The executive would also be entitled to reimbursement for certain health insurance expenses, and all of his or her outstanding equity awards would automatically vest, subject to certain equity awards other than stock options satisfying any applicable performance criteria.

For purposes of the employment agreements, a “change of control” means the occurrence of any of the following:

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended June 30, 2017. Neither Mr. Menon nor Mr. Ehrlich was compensated for their service as directors in 2017.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Dr. Barry Schechter	$25,000	$25,000
Dr. Zorik Spektor	$25,000	$25,000
Mr. Mark R. Tobin	$25,000	$25,000

As of June 30, 2017, each of Dr. Schechter, Dr. Spektor and Mr. Tobin held an option to purchase 19,655 shares of the Company’s common stock.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee is or has been an officer or employee of the Company. No interlocking relationship existed between our Board of Directors or our Compensation Committee and the Board of Directors or compensation committee of any other company during fiscal year 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our Class A common stock as of June 30, 2017, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Innovation Pharmaceuticals Inc., 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Common Stock (3)
Officers and Directors
Leo Ehrlich (3)	34,165,544	21.4%
Krishna Menon (4)	33,048,286	21.6%
Arthur P. Bertolino (5)	1,113,507	*	%
Barry Schechter (6)	269,665	*	%
Zorik Spektor (7)	44,665	*	%
Mark R. Tobin (8)	19,665	*	%
Jane Harness (9)	58,394	*	%
All current executive officers and directors as a group (7 persons) (10)	68,719,726	38.7%
5% Stockholders
Wayne & Mary Aruda (11)	7,501,224	5.5%

_______________

*	Denotes less than 1% of the outstanding shares of common stock.

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

(2)

For each stockholder, the calculation of percentage of beneficial ownership is based upon 135,274,421 shares of common stock outstanding as of June 30, 2017, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or were exercisable within 60 days of June 30, 2017, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants, or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

(3)

Includes (i) 7,335,002 shares of Class A common stock held directly by Mr. Ehrlich, (ii) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (iii) 4,078,232 shares of Class A common stock into which a convertible loan in the amount of $2,022,264 and accrued interest $16,852 may be converted at $0.50 per share, (iv) vested options to purchase 2,000,000 shares of Class A common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan and (v) vested options to purchase 18,000,000 shares of Class B common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

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

69

(5)

Includes 804,587 shares of restricted stock. See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of the vesting conditions for the restricted stock and a vested option to purchase 308,920 shares of common stock.

(6)	Includes 250,000 shares of common stock held directly and a vested option to purchase 19,665 shares of common stock.

(7)	Includes 25,000 shares of common stock held directly and a vested option to purchase 19,665 shares of common stock.

(8)	Includes a vested option to purchase 19,665 shares of common stock.

(9)	Includes 58,394 shares of common stock held directly.

(10)

Includes 26,273,579 shares of common stock directly and indirectly owned by the current executive officers and directors as a group and 42,446,147 shares underlying options, warrants or convertible debt.

(11)

As reported by Wayne and Mary Aruda on a Form 13G/A filed with the SEC on April 28, 2017. As of June 30, 2016, Wayne and Mary Aruda reported joint dispositive and voting power over 7,501,224 shares of common stock. The address of Wayne and Mary Aruda is 81 Salem Street, Wilmington MA 01887

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	38,826,889	$0.16	3,869,111
Equity compensation plans not approved by stockholders (2)	828,326	$1.37	16,864,052
Total	39,655,215	$0.19	20,733,163

__________________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Audit Committee’s charter requires it to approve or ratify certain transactions involving the Company and “related persons,” as defined under the relevant SEC rules. Any transaction with a related person, other than transactions available to all employees generally or involving aggregate amounts of less than $120,000, must be approved or ratified by the Audit Committee. The policy applies to all executive officers, directors and their family members and entities in which any of these individuals has a substantial ownership interest or control. None of such related persons has been involved in any transactions with us since the beginning of fiscal 2017 which are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. For information about transactions with related persons that were entered into before fiscal 2017, see Notes 9 and 10 in the accompanying notes to the financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Baker Tilly Virchow Krause, LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2017 and 2016, and fees billed for other services provided by Baker Tilly Virchow Krause, LLP in fiscal years ended June 30, 2017 and 2016. The Board of Directors has approved all of the following fees.

	Fiscal Year Ended
(Rounded to nearest thousand)	2017	2016

Audit Fees	$134,000	$113,000	(1)
Audit related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$134,000	$113,000

_______________

(1) Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Baker Tilly Virchow Krause, LLP in connection with our statutory and regulatory filings or engagements.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Baker Tilly Virchow Krause, LLP for our financial statements as of and for the year ended June 30, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial statements

See Index to financial statements and Supplemental Data immediately following the signature page hereto.

(b)	Exhibits

The exhibits, listed on the accompanying exhibit index that is set forth after the financial statements, are filed or furnished herewith or incorporated herein by reference to the location indicated.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovation Pharmaceuticals Inc.
(Registrant)

Date: September 8, 2017	By:	/s/ Leo Ehrlich
(Leo Ehrlich,
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leo Ehrlich, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 8, 2017
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Krishna Menon	President of Research and Director	September 8, 2017
Krishna Menon

/s/ Barry Schechter	Director	September 8, 2017
Barry Schechter

/s/ Zorik Spektor	Director	September 8, 2017
Zorik Spektor

/s/ Mark R. Tobin	Director	September 8, 2017
Mark R. Tobin

INNOVATION PHARMACEUTICALS INC.

(Formerly Cellceutix Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Innovation Pharmaceuticals Inc.

Beverly, Massachusetts

We have audited the accompanying balance sheets of Innovation Pharmaceuticals Inc. (formerly Cellceutix Corporation) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended June 30, 2017. We also have audited Innovation Pharmaceuticals, Inc.’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovation Pharmaceuticals Inc. as of June 30, 2017 and 2016 and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Innovation Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

September 8, 2017

INNOVATION PHARMACEUTICALS INC.

(Formerly Cellceutix Corporation)

BALANCE SHEETS AS OF JUNE 30, 2017 AND JUNE 30, 2016

(Rounded to nearest thousand except for per share data)

	June 30,	June 30,
	2017	2016
ASSETS
Current Assets:
Cash	$4,141,000	$6,310,000
Prepaid expenses	308,000	272,000
Subscription receivable	26,000	26,000
Total Current Assets	4,475,000	6,608,000
Other Assets:
Patent costs - net	4,212,000	4,311,000
Equipment -net	120,000	90,000
Deferred offering costs - net	227,000	358,000
Security deposit	78,000	78,000
Total Other Assets	4,637,000	4,837,000
Total Assets	$9,112,000	$11,445,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,506,000 and 1,502,000, respectively)	$4,699,000	$3,528,000
Accrued expenses - (including related party accruals of approx. $38,000 and $72,000, respectively)	711,000	97,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $2,953,000 and $2,778,000, respectively)	3,144,000	2,834,000
Convertible note payable - related party	2,022,000	2,022,000
Total Current Liabilities	10,576,000	8,481,000
Total Liabilities	10,576,000	8,481,000

Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 300,000,000 shares authorized, 135,536,501 and 123,589,536 issued as of June 30, 2017 and 2016, respectively, 135,274,421 and 123,589,536 outstanding as of June 30, 2017 and 2016, respectively	14,000	12,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and 2016	-	-
Additional paid-in capital	68,295,000	56,969,000
Accumulated deficit	(69,553,000)	(54,017,000)
Treasury Stock, at cost (262,080 shares as of June 30, 2017)	(220,000)	-
Total Stockholders’ Equity (Deficiency)	(1,464,000)	2,964,000
Total Liabilities and Stockholders’ Equity (Deficiency)	$9,112,000	$11,445,000

The accompanying notes are an integral part of these financial statements

INNOVATION PHARMACEUTICALS INC.

(Formerly Cellceutix Corporation)

STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2017

(Rounded to nearest thousand except for shares and per share data)

	2017	2016	2015

Revenues	$-	$-	$-

Operating expenses:
Research and development expenses	12,783,000	8,952,000	10,531,000
General and administrative expenses	1,315,000	1,946,000	1,177,000
Officers’ payroll and payroll tax expenses	529,000	528,000	801,000
Professional fees	709,000	1,228,000	447,000
Total operating expenses	15,336,000	12,654,000	12,956,000

Loss from operations	(15,336,000)	(12,654,000)	(12,956,000)

Other income (expenses)
Interest income	2,000	4,000	4,000
Sundry income	-	-	9,000
Interest expense	(202,000)	(202,000)	(202,000)
Total other income (expenses), net	(200,000)	(198,000)	(189,000)

Loss before provision for income taxes	(15,536,000)	(12,852,000)	(13,145,000)
Provision for income taxes	-	-	-

Net loss	$(15,536,000)	(12,852,000)	$(13,145,000)

Basic and diluted loss per share	$(0.12)	(0.11)	$(0.11)

Weighted average number of common shares outstanding	127,285,861	119,908,145	115,087,368

The accompanying notes are an integral part of these financial statements.

INNOVATION PHARMACEUTICALS INC.

(Formerly Cellceutix Corporation)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2017

(Rounded to nearest thousand, except for shares data):

	Preferred Stock		Common Stock		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$ 0.001	Shares	$ 0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2014	-	$-	109,787,129	$11,000	$29,215,000	$(28,020,000)	-	$-	$1,206,000

Shares sold to Aspire Capital under Oct 2014 Agreement at $1.62-4.21	-	-	6,390,379	1,000	15,845,000	-	-	-	15,846,000
Shares sold to Aspire Capital under March 2015 Agreement at $2.95, net of financing cost $44,000	-	-	100,000	-	251,000	-	-	-	251,000
Offering cost	-	-	-	-	(299,000)	-	-	-	(299,000)
Expiration from Redeemable Common Stock liability	-	-	-	-	1,400,000	-	-	-	1,400,000
Exercise of warrants	-	-	941,000	-	756,000	-	-	-	756,000
Exercise of options	-	-	320,000	-	111,000	-	-	-	111,000
Shares issued to officer for bonus at $2.93	-	-	50,000	-	146,000	-	-	-	146,000
Stock options issued to employees for bonus at $2.93-$4.71	-	-	-	-	198,000	-	-	-	198,000
Shares issued to consultant for services at $2.56	-	-	15,000	-	38,000	-	-	-	38,000
Stock options issued to consultant for services	-	-	-	-	17,000	-	-	-	17,000
Shares issued as commitment fee, 3/30/2015 at $3.12	-	-	160,000	-	499,000	-	-	-	499,000
Net loss	-	-	-	-	-	(13,145,000)	-	-	(13,145,000)
									-
Balance at June 30, 2015	-	$-	117,763,508	$12,000	$48,177,000	$(41,165,000)	-	$-	$7,024,000

Shares sold to Aspire Capital under April 2015 Agreement at $1.01 - $2.53 range	-	-	5,700,000	-	8,174,000	-		-	8,174,000
Offering cost	-	-	-	-	(135,000)	-	-	-	(135,000)
Exercise of options	-	-	74,000	-	40,000	-		-	40,000
Shares issued to consultant for services at $1.12-$2.49	-	-	52,028	-	86,000	-		-	86,000
Shares issued to officer as equity awards at $1.40	-	-	-	-	8,000	-		-	8,000
Stock options issued to consultant for services	-	-	-	-	555,000	-		-	555,000
Stock options issued to directors as compensation at $1.58					60,000	-		-	60,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	4,000	-		-	4,000
Net loss	-	-	-	-	-	(12,852,000)		-	(12,852,000)

Balance at June 30, 2016	-	$-	123,589,536	$12,000	$56,969,000	$(54,017,000)	-	$-	$2,964,000

Shares sold to Aspire Capital under April 2015 Agreement at $0.66 - $1.32 range	-	-	8,900,000	1,000	7,897,000	-	-	-	7,898,000
Offering cost	-	-	-	-	(131,000)	-	-	-	(131,000)

	Preferred Stock		Common Stock		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$ 0.001	Shares	$ 0.0001	Capital	Deficit	Shares	Amount	Total
Shares issued to consultant for services at $0.84 - $1.38	-	-	41,720	-	44,000	-	-	-	44,000
Shares issued to officer as equity awards at $1.40	-	-	-	-	747,000	-	-	-	747,000
Stock options issued to consultant for services at $1.12 - $1.77	-	-	-	-	31,000	-	-	-	31,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	400,000	-	-	-	400,000
Stock purchases	-	-	2,471,912	1,000	2,199,000	-	-	-	2,200,000
Issuance of 533,333 vested shares to an Officer	-	-	533,333	-	-	-	-	-	-
Withholding and Purchase of 262,080 Treasury shares from vested shares issued – at cost	-	-	(262,080)	-	-	-	262,080	(220,000)	(220,000)
Shares issued to employees for services at $1.03 - $1.37	-	-	-	-	37,000	-	-	-	37,000
Stock options issued to employees for services at $1.03-$1.37	-	-	-	-	102,000	-	-	-	102,000
Net loss	-	-	-	-	-	(15,536,000)	-	-	(15,536,000)

Balance at June 30, 2017	-	$-	135,274,421	$14,000	$68,295,000	$(69,553,000)	262,080	$(220,000)	$(1,464,000)

The accompanying notes are an integral part of these financial statements.

INNOVATION PHARMACEUTICALS INC.

(Formerly Cellceutix Corporation)

STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2017

(Rounded to nearest thousand)

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,536,000)	$(12,852,000)	$(13,145,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for compensation, services rendered and financing costs	1,361,000	713,000	400,000
Amortization of patent costs	372,000	404,000	394,000
Impairment of patent costs	-	648,000	-
Depreciation of equipment	33,000	16,000	10,000

Changes in operating assets and liabilities:
Prepaid expenses	(36,000)	(3,000)	221,000
Accounts payable	1,171,000	1,690,000	(826,000)
Accrued expenses	614,000	(495,000)	257,000
Accrued officers’ salaries and payroll taxes	310,000	(8,000)	(382,000)
Net cash used in operating activities	(11,711,000)	(9,887,000)	(13,071,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	(63,000)	(68,000)	(9,000)
Additions to patent costs	(273,000)	(346,000)	(450,000)
Net cash used in investing activities	(336,000)	(414,000)	(459,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	10,098,000	8,173,000	16,097,000
Purchase of treasury stock	(220,000)	-	-
Exercise of stock options and warrants	-	28,000	855,000
Net cash provided by financing activities	9,878,000	8,201,000	16,952,000

NET (DECREASE) INCREASE IN CASH	$(2,169,000)	$(2,100,000)	$3,422,000

CASH - BEGINNING OF YEAR	6,310,000	8,410,000	4,988,000

CASH - END OF YEAR	$4,141,000	$6,310,000	$8,410,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$44,000	$235,000	$366,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:
Shares issued as deferred offering costs	$-	$-	$499,000
Redeemable common stock	$-	$-	$(1,400,000)

The accompanying notes are an integral part of these financial statements.

INNOVATION PHARMACEUTICALS INC.

(Formerly Cellceutix Corporation)

NOTES TO FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS ENDED JUNE 30, 2017

1. Basis of Presentation and Nature of Operations

Basis of Presentation and Name Change

Innovation Pharmaceuticals Inc. (the “Company”) was incorporated as Econoshare, Inc. on August 1, 2005, in the State of Nevada. On December 6, 2007, the Company acquired Cellceutix Pharma, Inc., a privately owned corporation formed under the laws of the State of Delaware on June 20, 2007. Following the acquisition, the Company changed its name to Cellceutix Corporation. The Company’s subsidiary Cellceutix Pharma, Inc. was dissolved in 2014. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the name change was not required.

The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date. The Company’s common stock is quoted on OTCQB, symbol “IPIX”.

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

2. Going Concern and Liquidity

As of June 30, 2017, the Company adopted Accounting Standards Codification 205-40. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The following information reflects the results of management’s assessment, plans and conclusion of the Company’s ability to continue as a going concern.

As of June 30, 2017, the Company has an accumulated deficit of $69.6 million, representative of recurring losses since inception. The Company have incurred recurring losses since inception due to the fact that it is a development stage pharmaceutical company that has no sales since inception since no products have obtained the necessary Federal Drug Administration approval in order to market products. The Company expects to continue to incur losses as a result of costs and expenses related to the Company’s clinical trials and corporate general and administrative expenses.

At June 30, 2017, the Company had $4.1 million in cash and had a working capital deficit of $6.1 million. The Company had expended substantial funds on its clinical trials and expects to increase this spending. The Company’s net cash used in operating activities during the year ended June 30, 2017 was approximately $11.7 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Net losses incurred for the year ended June 30, 2017, 2016 and 2015, amounted to $(15.5) million, $(12.9) million and $(13.1) million, respectively, and working capital (deficits) was approximately $(6.1) million and $(1.9) million, respectively, at June 30, 2017 and 2016. At June 30, 2017, the Company’s cash amounted to $4.1 million and current liabilities amounted to $10.6 million, of which $6.3 million were with related parties with no immediate payment terms.

Accordingly, the Company’s planned operations for the next 12 months raise doubt about its ability to continue as a going concern. The Company’s plans to alleviate the doubt of its ability to continue as a going concern, which are probable to be effectively implemented and alleviate these conditions, primarily include its ability to control the timing and spending on its research and development programs and raising additional funds through equity financings from its Common Stock Purchase Agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”). The Company also may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including common stock, preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 initially filed with the Securities and Exchange Commission (“SEC”) on October 30, 2014. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

The Company believes that the actions discussed above are probable of occurring and alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements.

As discussed in Note 15, subsequent to June 30, 2017, the Company entered into a new $30 million common stock purchase agreement with Aspire Capital to replace the prior $30 million Aspire Capital agreement and additional proceeds of approximately $2.1 million was generated from the April 2015 agreement with Aspire Capital from July 1, 2017 to September 1, 2017.

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

Cash

Cash consist of bank deposits. There were no cash equivalents at June 30, 2017 and 2016.

Equipment

Equipment is stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Equipment	5 Years

Intangible Assets - Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2017 and 2016, carrying value of patent was approximately $4,212,000 and $4,311,000, respectively. Amortization expense for the fiscal years ended June 30, 2017, 2016 and 2015, was approximately $372,000, $404,000 and $394,000, respectively.

As of June 30, 2017, the Company expensed the costs associated with obtaining patents that have not yet developed products nor which have gained market acceptance and the Company has or will let these patents go abandoned. For the fiscal years ended June 30, 2017, 2016 and 2015, the Company has charged to operations approximately $4,000, $37,000 and $102,000, respectively as patent expenses included in general and administrative expenses.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the fiscal years ended June 30, 2017, 2016 and 2015, the Company has recorded impairment on patent costs of Delparantag and various patents of approximately $0, $648,000 and $0, respectively and included in general and administrative expenses.

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

Level 3-unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the fiscal years ended June 30, 2017, 2016 and 2015, the Company incurred approximately $12,783,000, $8,952,000 and $10,531,000 of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits. Approximately $4 million is subject to credit risk at June 30, 2017. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively “CROs”. These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

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

The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2014 and forward years are still open for examination.

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2017, 2016 and 2015, because their effect was anti-dilutive (See Note 11 - Weighted Average Shares Outstanding).

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 262,080 shares of treasury stock purchased at a cost of $220,000 at June 30, 2017 (see Note 13). There were no treasury shares held at June 30, 2016.

Treasury stock, representing shares of the Company’s common stock that have been acquired after having been issued, is recorded at its acquisition cost and these shares are no longer considered outstanding.

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

The components of stock-based compensation related to stock options and restricted stock grants in the Company’s Statement of Operations for the fiscal years ended June 30, 2017, 2016 and 2015 are as follows (rounded to nearest thousand):

	June 30, 2017	June 30, 2016	June 30, 2015
Research and development expenses:
Consulting fees	$75,000	$188,000	$55,000
Employees’ compensation	139,000	-	103,000
Officers’ compensation	1,147,000	33,000	230,000

Professional expenses	-	432,000	-

General and administrative expenses:
Directors’ fees	-	60,000	-
Employees’ bonus	-	-	12,000
Consulting fees	-	-	-

Total stock-based compensation expense	$1,361,000	$713,000	$400,000

Recent Adopted Accounting Pronouncements

Going Concern — In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting after December 15, 2016. We have implemented this new accounting standard and updated our liquidity disclosures, as required.

Deferred Taxes – During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified on a net basis as non-current in a statement of financial position. Early adoption of this ASU did not have an effect on our deferred tax assets and deferred tax liabilities on our accompanying balance sheets.

Debt Issuance Costs - In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement has been adopted on July 1, 2016 and did not have a material effect on the Company’s financial position, results of operations, but had an effect of the classification of cash paid to taxing authorities arising from the withholding of shares from employees (treasury stock), classified as cash outflows used in financing activities.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

Standards Issued Not Yet Adopted

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with a single comprehensive five-step principles based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company will apply this new guidance when it becomes effective and has not yet selected a transition method. The Company, due to not having any revenue currently and in the foreseeable future, has concluded that the impact of the adoption of this accounting standard on its financial statements will not be material.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management has determined that based on current accounting and lease contract information the adoption of ASU No. 2016-02 is not expected to have a significant impact on the Company’s financial position, results of operations and disclosures. However, management is continually evaluating the future impact of ASU No. 2016-02 based on changes in the Company’s financial statements through the period of adoption.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	June 30, 2017	June 30, 2016

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,308,000	1,035,000
		5,534,000	5,261,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,158,000)	(855,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(164,000)	(95,000)
Total		$4,212,000	$4,311,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined 12-17 years from the date of acquisition.

Amortization expense for the fiscal years ended June 30, 2017, 2016 and 2015, was approximately $372,000, $404,000 and $394,000, respectively. In fiscal year 2016, $134,000 of accumulated amortization on patents was written off related to the impairment of patents.

Based on managements’ assessment of certain business factors, it was determined that certain particular patents held by the Company would not be used in the future and were therefore impaired at June 30, 2016. The Company recorded a full impairment of its patent rights to Delparantag and other patents in the latter part of April 2016. Delparantag was acquired by the Company in the purchase of the patent assets from the Polymedix Estate. The Company believes that the Delparantag compound, which had clinical activity but also safety concerns in a prior clinical trial by Polymedix, is now a low priority compound for further development, among the compounds held in the Company’s patent portfolio and will not be placed into future clinical trials. The decision by management was also made after factoring in today’s potential regulatory and litigious climate in commercializing these compounds. During the fourth quarter of its fiscal year ended June 30, 2016, the Company recorded an impairment on the patent costs for Delparantag of approximately $377,000 (the patent cost of $480,000 less $103,000 of accumulated amortization) and recorded an impairment on the patent costs of various patents held (included in the above table under the heading Patents - Kevetrin and related compounds) of approximately $271,000 (the patent cost of $302,000 less $31,000 of accumulated amortization). As a result, a total impairment of $0, $648,000 and $0 was recorded on the accompanying statement of operations for the year ended June 30, 2017, 2016 and 2015, respectively.

At June 30, 2017, the future amortization period for all patents was approximately 8.18 years to 17 years. Future estimated annual amortization expenses are approximately $377,000 for each year from 2018 to 2025, $367,000 for the year ending June 30, 2026, $365,000 for the year ending June 30, 2027, $127,000 for the year ending June 30, 2028, $74,000 for the years ending June 30, 2029 through the years ended 2032, $34,000 for the year ending June 30, 2033 and $7,000 for the year ending June 30, 2034.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	June 30, 2017	June 30, 2016

Testing equipment	$183,000	$120,000
Less: Accumulated depreciation	(63,000)	(30,000)
	$120,000	$90,000

Depreciation expense for the fiscal years ended June 30, 2017, 2016 and 2015 was approximately $33,000, $16,000 and $10,000, respectively.

6. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2017	June 30, 2016

Accrued research and development consulting fees	$673,000	$25,000
Accrued rent (Note 9) - related parties	21,000	32,000
Accrued interest - related parties	17,000	40,000

Total	$711,000	$97,000

7. Accrued Salaries and Payroll Taxes - Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2017	June 30, 2016

Accrued salaries - related parties	$2,823,000	$2,647,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued salaries - employees	86,000	-
Withholding tax	105,000	57,000

Total	$3,144,000	$2,834,000

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

As of June 30, 2017, the Company accrued bonus payments to (1) Ms. Jane Harness of approximately $76,000, (2) Ms. Anne Ponugoti of approximately $10,000, and (3) a deferred bonus payment to Dr. Bertolino, in accordance with his employment agreement target bonus amount of 40% of his base salary of $440,000. These bonus payments were approved by Compensation Committee of the Board on August 31, 2017.

8. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

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

As of June 30, 2017, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2018	$217,000
2019	54,000
Total minimum payments	$271,000

Rent expense, net of lease income, under this operating lease agreement was approximately $205,000, $203,000 and $207,000 for the years ended June 30, 2017, 2016 and 2015, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 9. Related Party Transactions.

Operating Leases - Equipment

We lease equipment under a non-cancelable operating lease that expires in April, 2018. The future minimum rental commitment for our operating lease for the next 12 months is $34,000, as of June 30, 2017.

Contractual Commitments

The Company has total contractual minimum commitments of approximately $6 million to Contract Research Organizations as of June 30, 2017. Expenses are recognized when services are performed by the Contract Research Organizations.

Employment Agreement

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as the President and Chief Medical Officer of the Company, effective on June 27, 2016 (See Note 12).

Litigation

A complaint entitled O’Connell v. Cellceutix Corp. et al. (No. 1:15-cv-07194) was filed in the United States District Court for the Southern District of New York in September 2015 against the Company and its officers alleging that the defendants made materially false and misleading statements, and omitted materially adverse facts, about the Company’s business, operations and prospects. On June 9, 2016, the U.S. District Court for the Southern District of New York granted the Company’s motion to dismiss the lawsuit. The ruling dismissed all claims against Cellceutix, denied the plaintiff’s request to file an amended complaint, and ordered that the case be closed. The action was subject to a potential appeal which was withdrawn on September 2, 2016.

9. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President of Research, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, and since September 1, 2013, the Company no longer leases space from Kard. At June 30, 2017 and June 30, 2016, rent payable to KARD of approximately $21,000 and $32,000, respectively, were included in accrued expenses.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. The Company had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company, has co-signed the lease and rents approximately 200 square feet of office space, the space previously used by the Company and pays the Company $900 per month, the same amount the Company previously paid KARD. Innovative Medical paid rent of $11,000 for the years ended June 30, 2017 and 2016 and 2015. The rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At June 30, 2017 and June 30, 2016, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

Other related party transactions are disclosed in Note 10 below.

10. Convertible Note Payable - Related Party

During the year ended June 30, 2010, Mr. Ehrlich loaned the Company a total of approximately $973,000. A condition for this note was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s Class A common stock at $0.50 per share. The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%. On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of approximately $97,000 through December 31, 2010 into additional principal. During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional (approximate) $997,000 which brought the total balance of the demand note to approximately $2,002,000. During the year ended June 30, 2012, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of this demand note to approximately $2,022,000.

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

At June 30, 2017 and June 30, 2016, approximately $17,000 and $40,000, respectively, is the accrued interest payable on this note.

At June 30, 2017 and June 30, 2016, principal balance of this demand note was approximately $2,022,000.

11. Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Years Ended June 30,
	2017	2016	2015

Weighted average shares outstanding-basic	127,285,861	119,908,145	115,087,368
Dilutive options and restricted stock	-	-	-
Weighted average shares outstanding-diluted	127,285,861	119,908,145	115,087,368

Antidilutive securities not included:
Stock options and convertible note shares	44,733,477	44,570,736	42,953,318
Restricted stock grants	601,728	1,066,667	-
Warrants	-	25,000	1,507,000
Total	45,335,205	44,662,433	44,460,318

12. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

Equity Incentive Plans

2009 Stock Option Plan

On April 5, 2009 the Board of Directors of the Company adopted the 2009 Stock Option Plan (“the 2009 Plan”). The 2009 Plan permits the grant of 2,000,000 shares of both Incentive Stock Options (“ISOs”), intended to qualify under section 422 of the Code, and Non-Qualified Stock Options.

2010 Equity Incentive Plan

Under the 2010 Equity Incentive Plan (the “2010 Plan”) adopted by the Board of Directors in December 2010, the total number of shares of Class A or Class B common stock reserved and available for issuance under the 2010 Plan is 45,000,000 shares. Shares of common stock under the 2010 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The term of each stock option shall be fixed as provided, however, an ISO may be granted only within the ten-year period commencing from the effective date of the 2010 Plan and may only be exercised within ten years of the date of grant (or five years in the case of an ISO granted to an optionee who, at the time of grant, owns common stock possessing more than 10% of the total combined voting power of all classes of voting stock of the Company).

2016 Equity Incentive Plan

On June 30, 2016, the Board of Directors adopted the Cellceutix Corporation 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan became effective upon adoption by the Board of Directors on June 30, 2016.

Up to 20,000,000 shares of the Company’s Class A common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan); provided that, no Outside Director (as defined in the 2016 Plan) may be granted awards covering more than 250,000 shares of common stock in any year and no participant shall be granted, during any one year period, options to purchase common stock and stock appreciation rights with respect to more than 4,000,000 shares of common stock in the aggregate or any other awards with respect to more than 2,500,000 shares of common stock in the aggregate. The 2016 Plan permits the grant of ISOs, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, directors, and consultants of the Company and its affiliates.

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2014	39,007,500	$0.14	6.50	$59,613,000
Granted	155,000	3.75
Exercised	(320,000)	0.35
Forfeited/expired	(80,000)	0.38
Outstanding at June 30, 2015	38,762,500	$0.15	5.54	$94,217,650
Granted	1,871,258	1.58
Exercised	(74,000)	0.55
Forfeited/expired	(115,000)	0.61
Outstanding at June 30, 2016	40,444,758	0.22	4.58	$48,185,911
Granted	398,749	1.29	9.09
Exercised	-	-
Forfeited/expired	(188,262)	1.26
Outstanding at June 30, 2017	40,655,245	0.22	3.61	$31,662,730
Exercisable at June 30, 2017	40,143,339	$0.21	3.54	$31,660,700

The fair value of options granted for the years ended June 30, 2017, 2016 and 2015 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30
	2017	2016	2015
Expected term (in years)	3 - 10	3 - 10	3
Expected stock price volatility	57.63% to 111.62%	56.52% to 112.71%	62.79% to 65.84%
Risk-free interest rate	0.71% to 2.49%	0.88% to 1.74%	0.76% to 1.19%
Expected dividend yield	0	0	0

Stock-Based Compensation

The Company recognized approximately $1,361,000, $713,000 and $400,000 of total stock-based compensation expense for the years ended June 30, 2017, 2016 and 2015 respectively. The $1,361,000 of stock- based compensation expense for the year ended June 30, 2017 included approximately $533,000 of stock options expense and $828,000 of stock awards (see Note 13).

For the fiscal year ended June 30, 2017

On July 18, 2016, the Company issued 7,500 stock options to purchase shares of the Company’s common stock to a consultant for services rendered, exercisable for 3 years at $1.38 per share of common stock. The value of these 7,500 options was approximately $4,000. During the year ended June 30, 2017, the Company recorded approximately $4,000 of stock option expense for this option grant.

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Portfolio Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness, under the 2016 Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 1, 2019. During the year ended June 30, 2017, the Company recorded approximately $83,000 of stock-based compensation expense for these equity grants, including approximately $61,000 of stock option expense and $22,000 for the stock awards.

On September 15, 2016, the Company and LaVonne Lang entered into an employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Commencing on September 15, 2016, the Company agreed to pay Dr. Lang an annual salary of $250,000. In addition, the Company agreed to grant to Dr. Lang under the 2016 Plan (i) 63,492 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 188,262 shares of the Company’s common stock were also granted at an exercise price of $1.26 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 63,492 shares were valued at approximately $80,000, which will be amortized over three years to September 15, 2019. The 188,262 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 15, 2019. During the year ended June 30, 2017, the Company recorded approximately $50,000 of stock-based compensation expense for these equity grants, including approximately $37,000 of stock option expense and $13,000 for the stock awards. Dr. Lang resigned on March 17, 2017 and the 63,492 restricted shares and the 188,262 stock options were forfeited.

On January 9, 2017, the Company and Anne Ponugoti entered into an employment agreement as the Company’s Associate Director, Clinical Sciences, effective on February 1, 2017. Pursuant to the employment agreement, the Company issued 10,000 shares of restricted stock and options to purchase 30,000 shares of common stock under the 2016 Plan. During the year ended June 30, 2017, the Company recorded approximately $6,000 of stock-based compensation expense for these equity grants, including approximately $4,000 of stock option expense and $2,000 for the stock awards.

For the fiscal year ended June 30, 2016

On July 10, 2015, the Company issued 7,028 shares and 50,000 stock options to purchase shares of the Company’s common stock to a consultant for services rendered. The stock options were valued at approximately $60,000, based on the closing bid price as quoted on the OTC on July 10, 2015 at $2.64 per share. These options were issued with an exercise price of $2.49 and vested immediately, with a three year option term. These options have piggyback registration rights. During the year ended June 30, 2016, the Company recorded approximately $60,000 of stock option expense for this equity grant.

On September 30, 2015, the Company recorded approximately $20,000 of stock option expense regarding the 50,000 stock options to purchase shares of the Company’s common stock at $2.93 per share to Dr. William James Alexander.

On November 5, 2015, the Company issued one million stock options to purchase shares of the Company’s common stock to a law firm for services, valued at approximately $432,000, based on the closing bid price as quoted on the OTC on November 5, 2015 at $1.36 per share. These options were issued with an exercise price of $1.70 and vested immediately, with a three year option term. These options have piggyback registration rights. During the year ended June 30, 2016, the Company recorded approximately $432,000 of stock option expense for this equity grant.

On February 16, 2016, the Company issued 119,424 stock options to purchase shares of the Company’s common stock to two consultants for services, valued at approximately $55,000, based on the closing bid price as quoted on the OTC on February 16, 2016 at $1.15 per share. These options were issued with an exercise price of $1.105. One third of these stock options vested immediately, one third vested in six months (August 11, 2016), and the balance vested on February 11, 2017, and will be valid for a period of three years. These options have piggyback registration rights. During the year ended June 30, 2017 and 2016, the Company recorded approximately $16,000 and $39,000 of stock options expense, respectively, for these equity awards.

On April 6, 2016, the Company issued 25,000 shares and 25,000 stock options to purchase shares of the Company’s common stock to a consultant for service. The stock options were valued at approximately $14,000, based on the closing bid price as quoted on the OTC on April 6, 2016 at $1.61 per share. These options were issued with an exercise price of $1.77 and vested on April 30, 2017, with a three year option term. These options have piggyback registration rights. During the year ended June 30, 2017 and 2016, the Company recorded approximately $11,000 and $3,000 of stock option expenses for these equity grants, respectively. The value of these 25,000 shares at $1.61 per share was approximately $40,250 (see Note 13).

On June 10, 2016, the Company issued 19,665 stock options to purchase shares of the Company’s common stock each to three directors for service, valued at approximately $60,000, based on the closing bid price as quoted on the OTC on June 10, 2016 at $1.58 per share. These stock options were issued with an exercise price of $1.58 and vested immediately, with a five year option term. These options have piggyback registration rights. During the year ended June 30, 2016, the Company recorded approximately $60,000 of stock option expense for these equity grants.

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer, effective on June 27, 2016. Commencing on June 27, 2016, the Company agreed to pay Dr. Bertolino an annual salary of $440,000. In addition, the Company agreed to grant to Dr. Bertolino under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date, and the remaining 50% upon the second anniversary of the effective date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control (as defined in the employment agreement) of the Company. The Company could not conclude that it was probable that these awards will fully vest until the second anniversary of the effective date, because such events listed above are outside the Company’s control. The Company will evaluate the probability of these events occurring for each reporting period. The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018. The 617,839 stock options were valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.39 per share. They will be amortized over 2 years to June 27, 2018 or sooner if the Company determines that it is probable that one of the events listed above will occur. During the year ended June 30, 2017 and 2016, the Company recorded approximately $1,147,000 and $13,000 of stock-based compensation expense – Officer, for these equity grants, respectively. The $1,147,000 of stock-based compensation – Officer in 2017 included approximately $400,000 of stock option expense and $747,000 of stock awards. The $13,000 of stock-based compensation – Officer in 2016 included approximately $5,000 of stock option expense and $8,000 of stock awards.

The Company may award Dr. Arthur P. Bertolino an annual bonus at the sole discretion of the Board of Directors of the Company. The Company may accelerate the amortization of the $0.7 million stock-based compensation expense if there are conditions which will accelerate the vesting, as mentioned above. At June 30, 2017, it was determined by management that it was not probable that these accelerated vesting conditions would occur and therefore there was no accrual recorded for the contingent acceleration and recording of this stock-based compensation expense.

For the fiscal year ended June 30, 2015

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of the Company for the term of one year effective October 27, 2014. Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company’s common stock as a sign-on bonus and 50,000 stock options to purchase shares of the Company’s common stock at $2.93 per share. Such options vest in equal installments on July 27, 2015 and October 27, 2015 and the option life is 3 years and expires on July 27, 2018 and October 27, 2018, respectively.

On December 26, 2014 the Board of Directors approved the cash and option bonus payments to officers and employees, including cash of $250,000 each to Mr. Leo Ehrlich, our CEO and Dr. Krishna Menon, our President at the time, and 25,000 options exercisable for 3 years at $4.71 per share of common stock to Dr. William James Alexander, our COO and 65,000 options exercisable for 3 years at $4.29 per share of common stock, to our employees.

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

Exercise of options

During the year ended June 30, 2017, there were no stock options exercised.

During the year ended June 30, 2016, the Company received an aggregate of approximately $28,000 in total, including the $12,000 of subscription receivable of 2015 and the $16,000 for the exercise of 14,000 common stock options at $1.105 per share. In addition, the Company recorded a subscription receivable of approximately $26,000 for the exercise of 60,000 options at a price from $0.17 to $0.64 per share (See Note 13).

During the year ended June 30, 2015, the Company received an aggregate of approximately $100,000 in total and recorded subscription receivable of approximately $12,000 for the exercise of 320,000 options at a price from $0.20 to $0.47 per share (See Note 13).

Stock Warrants Outstanding

For the fiscal year ended June 30, 2017

During the year ended June 30, 2017, there were no warrants issued and 25,000 expired.

For the fiscal year ended June 30, 2016

During the year ended June 30, 2016, there were no warrants issued and there were 1,482,000 warrants expired.

For the fiscal year ended June 30, 2015

On July 11, 2014, the Company issued 200,000 shares of Class A common stock to a warrant holder upon exercise of common stock purchase warrants exercisable at $1 per share. The Company received an aggregate of $200,000 in total for the exercise of 200,000 warrants. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

On November 24, 2014, the Company issued 370,500 shares of Class A common stock to a warrant holder upon exercise of common stock purchase warrants exercisable at $1 per share and 370,500 shares of Class A common stock to a warrant holder upon exercise of common stock purchase warrants exercisable at $0.50 per share. The Company received an aggregate of $556,000 in total for the exercise of 741,000 warrants. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

The following table summarizes the outstanding stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	2,448,000	$1.01	1.43	$1,623,000
Extended	-	-	-
Granted	-	-	-
Exercised	(941,000)	0.80	-
Expired	-	-	-

Outstanding at June 30, 2015	1,507,000	$1.14	0.52	$2,156,310
Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	(1,482,000)	1.13	-

Outstanding at June 30, 2016	25,000	$1.79	0.56	$-
Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	(25,000)	1.79	-
Outstanding at June 30, 2017	-	$-	-	$-

13. Equity Transactions

For the fiscal year ended June 30, 2017

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On March 30, 2015, the Company entered into a common stock purchase agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 is amortized as the funding is received. The amortized amounts of $131,000 and $136,000 were recorded to additional paid-in capital during the years ended June 30, 2017 and 2016. The unamortized portion is carried on the balance sheet as deferred offering costs and was $227,000 and $358,000 at June 30, 2017 and 2016, respectively. During the period from March 30, 2015 to June 30, 2017, the Company had completed sales to Aspire totaling 14.7 million shares of common stock generating gross proceeds of approximately $16 million. As of June 30, 2017, the available balance is approximately $14 million under this stock purchase agreement.

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company’s prospectus filed as part of the Company’s effective $75 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

During the year ended June 30, 2017 and 2016, the Company had completed sales to Aspire Capital totaling 9 million shares and 5.7 million shares of common stock generating gross proceeds of approximately $7.9 million and $8.2 million, respectively.

Stock Purchase Agreement

On March 28, 2017, the Company entered into stock purchase agreements with certain investors (“Offering”), pursuant to which the Company agreed to sell 2,471,912 shares of its Class A common stock at $0.89 per share in a registered direct offering, without an underwriter or placement agent. The offering closed on March 31, 2017. The total proceeds to the Company from the Offering were $2.2 million. The Company intends to use the proceeds from the Offering for general corporate purposes.

Issuance of Common Stock to Consultants and Employees

On July 18, 2016, the Company issued 7,500 shares to a consultant for service rendered. The value of these 7,500 shares at $1.38 per share was approximately $10,000.

On August 1, 2016, the Company issued 11,720 shares to a consultant for service rendered. The value of these 11,720 shares at $1.28 per share was approximately $15,000.

On June 2, 2017, the Company issued 22,500 shares to a consultant for service rendered. The value of these 22,500 shares at $0.84 per share was approximately $19,000.

Issuances of Common Stock and Stock Options – Pursuant to New Employment Agreements

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Pursuant to the employment agreement, the Company issued 58,394 shares of restricted stock and options to purchase 172,987 shares of common stock to Ms. Harness under the Company’s 2016 Plan. See Note 10 for additional information concerning the restricted stock and stock options granted to Ms. Harness.

On September 15, 2016, the Company and LaVonne Lang entered into an employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Pursuant to the employment agreement, the Company issued 63,492 shares of restricted stock and stock options to purchase 188,262 shares of common stock to Dr. Lang under the Company’s 2016 Plan. See Note 10 for additional information concerning the restricted stock and stock options granted to Dr. Lang. Dr. Lang resigned on March 17, 2017 and the 63,492 shares and the 188,262 stock options granted were forfeited.

On January 9, 2017, the Company and Anne Ponugoti entered into an employment agreement as the Company’s Associate Director, Clinical Sciences, effective on February 1, 2017. Pursuant to the employment agreement, the Company issued 10,000 shares of restricted stock and options to purchase 30,000 shares of common stock to Anne Ponugoti under the Company’s 2016 Plan. See Note 10 for additional information concerning the restricted stock and stock options granted to Anne Ponugoti.

Purchase of Treasury Stock - cash paid to Federal and State Taxing Authorities arising from the withholding of common shares from an officer’s vested restricted stock grant issuance

On June 27, 2017, 533,333 shares of the Company’s restricted stock vested to Dr. Bertolino according to Dr. Bertolino’s employment agreement. The total taxable compensation to Dr. Bertolino for the 533,333 vested shares was $448,000, which is priced at the closing stock price on June 26, 2017 at $.84 a share.

The Company issued 271,253 common shares (net share issuance amount), which is approximately 51% of the total vested common share amount of 533,333 common shares due to be issued to Dr. Bertolino. The remaining 262,080 shares of common stock were withheld from Dr. Bertolino for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as Treasury Stock, at cost, on the Company’s accompanying balance sheets.

The following summarizes our restricted stock activity for the above restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2016	1,066,667	$1.40
Total shares granted	131,886	1.29
Total shares vested	(533,333)	1.40
Total shares forfeited	(63,492)	1.26
Total shares outstanding at June 30, 2017	601,728	$1.39

Scheduled vesting for outstanding restricted stock at June 30, 2017 is as follows:

	Year Ending June 30,
	2018	2019	2020	2021	Total
Scheduled vesting—restricted stock	556,132	22,798	22,798	-	601,728

As of June 30, 2017, there was $0.8 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.8 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.09 years.

For the fiscal year ended June 30, 2016

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

During the year ended June 30, 2016, the Company had completed sales to Aspire Capital totaling 5,700,000 shares of common stock generating gross proceeds of approximately $8.2 million. The amortized amount of $136,000 and $5,000 were debited to additional paid-in capital during the year ended June 30, 2016 and 2015. The unamortized portion is carried on the balance sheet as deferred offering costs and was $358,000 at June 30, 2016.

Issuance of Common Stock by Exercise of Common Stock Options

During the year ended June 30, 2016, the Company received cash of $15,000 in total and recorded subscription receivable of $25,400 for the exercise of 74,000 common stock options at a range of $0.42 to $1.11 per share.

Issuance of Common Stock to Consultants For Services

On July 10, 2015, the Company issued 7,028 restricted shares of Class A common stock and 50,000 stock options to purchase shares of the Company’s common stock to a consultant for services rendered. The shares were granted and vested on July 10, 2015. The shares were valued at $17,500.

On February 9, 2016, the Company issued 10,000 shares of Class A common stock to a consultant for services rendered. The shares were granted and vested on February 9, 2016. The shares were valued at $11,200.

On April 6, 2016, the Company issued 25,000 shares of Class A common stock and 25,000 stock options to purchase shares of the Company’s common stock, to a consultant for services rendered. The shares were granted and vested on April 6, 2016 and the options were exercisable for 3 years at $1.77 per share of common stock (see Note 12). These shares were valued at $40,000.

On May 22, 2016, the Company issued 5,000 shares of Class A common stock each to two consultants for services rendered. The shares were granted and vested on May 22, 2016. These shares were valued at $16,400.

Issuance of Common Stock - Employment Agreement

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our Chief Medical Officer of the Company, effective on June 27, 2016 and the Company agreed to grant to Dr. Bertolino under the Company’s 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $1.39 per share. See Note 10 for additional information concerning the restricted stock and stock options granted to Dr. Bertolino.

For the fiscal year ended June 30, 2015

$20 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

During the period from October 25, 2013 to March 5, 2015, the Company had completed sales to Aspire Capital totaling 8,890,379 shares of common stock generating gross proceeds of approximately $20 million. The amortized amount of the commitment fee of $295,000 was debited to additional paid-in capital during the year ended June 30, 2015.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital Fund, LLC

On March 30, 2015, the Company entered into a common stock purchase agreement (the “March 2015 Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the March 2015 Agreement. In consideration for entering into the March 2015 Agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 is amortized as the funding is received. The amortized amount of $5,000 was debited to additional paid-in capital during the year ended June 30, 2015.

During the period from March 30, 2015 to June 30, 2015, the Company had completed sales to Aspire Capital totaling 100,000 shares of common stock generating gross proceeds of approximately $0.3 million.

Concurrently with entering into the March 2015 Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the March 2015 Agreement. The Company has filed with the Securities and Exchange Commission a prospectus supplement, dated March 31, 2015, to the Company’s prospectus filed as part of the Company’s effective $75,000,000 million shelf registration statement on Form S-3, File No. 333-199725, registering all of the shares of common stock that have been or may be offered and sold to Aspire Capital from time to time.

Issuance of Common Stock by Exercise of Common Stock Purchase Warrants

On July 11, 2014, the Company issued 200,000 shares of Class A common stock to a warrant holder upon exercise of common stock purchase warrants exercisable at $1 per share. The Company received an aggregate of $200,000 in total for the exercise of 200,000 warrants. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

On November 24, 2014, the Company issued 370,500 shares of Class A common stock to a warrant holder upon exercise of common stock purchase warrants exercisable at $1 per share and 370,500 shares of Class A common stock to a warrant holder upon exercise of common stock purchase warrants exercisable at $0.50 per share. The Company received an aggregate of $556,000 in total for the exercise of 741,000 warrants. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

Issuance of Common Stock by Exercise of Common Stock Options

The Board of Directors approved the exercise of 320,000 common stock options at a range of $0.20 - $0.45 per share for $112,000 during the year ended June 30, 2015.

Issuance of Common Stock to Consultants and Employees

On October 20, 2014 the Board of Directors approved the appointment of Dr. William James Alexander as the Chief Operations Officer of the Company for the term of one year effective October 27, 2014. Pursuant to his employment agreement, Dr. Alexander received immediately 50,000 shares of the Company’s common stock as a sign on bonus and 50,000 stock options vesting during the next 12 months.

On May 12, 2015, the Company issued 15,000 restricted shares of Class A common stock and 15,000 options to a consultant for services rendered. The shares were granted on May 12, 2015 and vested on May 31, 2015. The shares were valued at $38,400 which were charged to additional paid-in capital as of June 30, 2015. The Company recognized approximately $55,000 of stock-based compensation costs related to the common stock and the stock option issued to this consultant for the year ended June 30, 2015.

14. Income Taxes

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

The Company has incurred operating losses since its inception and therefore no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available for carryforward and to be applied against taxable income in future years totaled approximately $54,078,000 at June 30, 2017. The tax loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses. Due to the potential limitation and the Company’s historical losses, the Company has recorded a full valuation allowance against this deferred tax asset. The valuation allowance increased by approximately $7,047,000 at June 30, 2017 and $5,383,000 at June 30, 2016.

The income tax provision benefit differs from the amount of tax determined by applying the Federal and States statutory rates as follows:

	June 30, 2017	June 30, 2016	June 30, 2015
Book income at federal statutory rate	34.00%	34.00%	34.00%
State income tax, net of federal tax benefit	5.30%	5.24%	5.31%
Change in valuation allowance	(45.35)%	(41.88)%	(43.43)%
Research and development credit	8.20%	6.97%	8.01%
Permanent difference	(2.78)%	(3.16)%	(2.72)%
Others - net	0.63%	(1.17)%	(1.17)%
Total	0.00%	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the years ended June 30, 2017 and 2016. The components of deferred tax assets as of June 30, 2017 and 2016, at an effective tax rate of 40%, are as follows (rounded to nearest thousand):

	June 30, 2017	June 30, 2016
Deferred tax assets:
Net operating loss carry forwards	$21,510,000	$16,272,000
Accrued payroll	1,174,000	1,105,000
Stock compensation	2,104,000	1,653,000
Research and development credit	3,951,000	2,672,000
Other	171,000	161,000
	$28,910,000	$21,863,000
Valuation allowance	(28,910,000)	(21,863,000)
Total deferred taxes	$-	$-

15. Subsequent Events

Equity Transactions

From July 1, 2017 to September 1, 2017, the Company has generated additional proceeds of approximately $2.1 million under the Common Stock Purchase Agreement with Aspire Capital from the sale of approximately 2.6 million shares of its common stock.

On September 1, 2017, the Company issued to Dr. Bertolino for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $399,000, based on the closing bid price as quoted on the OTC on August 31, 2017 at $0.705 per share. These options were issued with an exercise price of $0.705 and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a three year option term. These options have piggyback registration rights.

On September 1, 2017, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $112,000, based on the closing bid price as quoted on the OTC on August 31, 2017 at $0.705 per share. These options were issued with an exercise price of $0.705 and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events.

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital which replaces the prior $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. The Company also issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The Company will register the resale of any shares that Aspire Capital may purchase under this Purchase Agreement. To the extent Aspire Capital purchases shares under the Purchase Agreement and subsequently sells those shares, the other holders of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

16. Selected Quarterly Results of Operations (unaudited)

A summary of the Company’s quarterly results of operations for the years ended June 30, 2017 and 2016 is as follows (rounded to nearest thousand, except for shares and per share data):

	Years Ended June 30, 2017
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2017	2017	2017	2017	2017

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(3,028,000)	$(3,358,000)	$(3,903,000)	$(5,247,000)	$(15,536,000)

Loss per share
-Basic	$(0.02)	$(0.03)	$(0.03)	$(0.04)	$(0.12)
-Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.04)	$(0.12)
Weighted average number of common shares	124,289,082	125,275,060	127,270,598	132,363,566	127,285,861

	Years Ended June 30, 2016
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
	2016	2016	2016	2016	2016

Revenues	$-	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-	$-
Net loss	$(2,577,000)	$(3,323,000)	$(3,709,000)	$(3,243,000)	$(12,852,000)

Loss per share
-Basic	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$(0.11)
-Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$(0.11)
Weighted average number of common shares	118,140,424	118,673,362	120,204,272	122,647,514	119,908,145

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
3.1	Articles of Incorporation of Innovation Pharmaceuticals Inc.	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 7, 2017 (File No. 001-37357)
3.2	Amended and Restated Bylaws of Innovation Pharmaceuticals Inc.	Filed herewith
5.1	Opinion of Gary R. Henrie, Esq.	Filed herewith
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.20 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.2

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix

Exhibit 10.21 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.22 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.4	Common Stock Purchase Agreement, dated as of March 30, 2015, by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 31, 2015 (File No. 001-37357)
10.5	Registration Rights Agreement, dated as of March 30, 2015 by and between the Company and Aspire Capital Fund, LLC.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on March 31, 2015 (File No. 001-37357)
10.6	Common Stock Purchase Agreement, dated as of September 6, 2017 by and between the Company and Aspire Capital Fund, LLC.	Filed herewith
10.7	Registration Rights Agreement, dated as of September 6, 2017 by and between the Company and Aspire Capital Fund, LLC.	Filed herewith
10.8	Material Transfer Agreement With Beth Israel Deaconess	Exhibit 10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014 (File No. 001-37357)
10.9	Lease between Cellceutix Corporation and Cummings Properties	Exhibit 10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014 (File No. 001-37357)
10.10	Agreement dated August 28, 2014 between Cellceutix Corporation and Aruda, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.11	Amendment among Cellceutix Corporation, Wayne Aruda and Aruda Inc.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.12	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011(File No. 001-37357)
10.13	Assignment Agreement between Cellceutix Corporation and Dr. Krishna Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.14*	Employment Agreement between the Company and Dr. Arthur P. Bertolino.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.15*	Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011 (File No. 001-37357)
10.16*	Form of Non-qualified Stock Option Agreement for the Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Filed herewith
10.17*	Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)

74

10.18*	Form of Incentive Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.19*	Form of Non-qualified Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.20*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.21*	Form of Restricted Stock Award Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.22*	Form of Restricted Stock Award Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.23	Form of Stock Purchase Agreement	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on March 31, 2017 (File No. 001-37357)
10.24*	Form of executive employment agreement	Exhibit 10.1 to the Form 10-Q of the Company for the quarterly period ended September 30, 2016 filed on November 9, 2016 (File No. 001-37357)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Gary R. Henrie, Esq. (included in Exhibit 5.1)	Filed herewith
31.1	President of Research Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	President of Research Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Cash Flows, (v) the Statements of Equity and (vi) related notes

Filed herewith
____________

* Identifies a management contract or compensation plan or arrangement.

75