Form 10-Q
period 2017-09-30
Innovation Pharmaceuticals Inc.
filed 2017-11-08
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-37357

INNOVATION PHARMACEUTICALS INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	140,126,830
Common Stock Class B, $0.0001 par value	None

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Rounded to nearest thousand except for shares data)

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,933,000	$4,141,000
Prepaid expenses	187,000	308,000
Security deposits	78,000	-
Subscription receivable	-	26,000
Total Current Assets	3,198,000	4,475,000
Other Assets:
Patents - net	4,138,000	4,212,000
Equipment - net	111,000	120,000
Deferred offering costs - net	212,000	227,000
Security deposits	-	78,000
Total Other Assets	4,461,000	4,637,000
Total Assets	$7,659,000	$9,112,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approximately $1,511,000 and 1,506,000, respectively)	$5,410,000	$4,699,000
Accrued expenses - (including related party accruals of approximately $54,000 and $38,000, respectively)	356,000	711,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approximately $2,953,000 and $2,953,000, respectively)	3,038,000	3,144,000
Convertible note payable - related party	2,022,000	2,022,000
Total Current Liabilities	10,826,000	10,576,000
Total Liabilities	10,826,000	10,576,000

Commitments and contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 300,000,000 shares authorized, 139,055,966 and 135,536,501 issued as of September 30, 2017 and June 30, 2017, respectively, 138,726,830 and 135,274,421 outstanding as of September 30, 2017 and June 30, 2017, respectively	14,000	14,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and June 30, 2017	-	-
Additional paid-in capital	71,157,000	68,295,000
Accumulated deficit	(74,087,000)	(69,553,000)
Treasury Stock, at cost (329,136 shares and 262,080 shares as of September 30, 2017 and June 30, 2017, respectively)	(251,000)	(220,000)
Total Stockholders’ Deficiency	(3,167,000)	(1,464,000)
Total Liabilities and Stockholders’ Deficiency	$7,659,000	$9,112,000

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development expenses	3,805,000	2,277,000
General and administrative expenses	297,000	362,000
Officers’ payroll and payroll tax expenses	130,000	130,000
Professional fees	252,000	209,000

Total operating expenses	4,484,000	2,978,000

Loss from operations	(4,484,000)	(2,978,000)

Other income (expense)
Interest income	1,000	1,000
Interest expense	(51,000)	(51,000)

Total other expense - net	(50,000)	(50,000)

Loss before provision for income taxes	(4,534,000)	(3,028,000)
Provision for income taxes	-	-

Net loss	$(4,534,000)	$(3,028,000)

Basic and diluted loss per share
	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	137,171,811	124,289,082

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(Rounded to nearest thousand)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,534,000)	$(3,028,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for compensation, services rendered and financing costs	369,000	344,000
Amortization of patent costs	96,000	91,000
Depreciation of equipment	9,000	5,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	121,000	91,000
Other receivable	-	(403,000)
Accounts payable	711,000	190,000
Accrued expenses	(355,000)	73,000
Accrued officers’ salaries and payroll taxes	(106,000)	29,000

Net cash used in operating activities	(3,689,000)	(2,608,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment	-	(3,000)
Patent costs	(22,000)	(26,000)

Net cash used in investing activities	(22,000)	(29,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of offering costs	2,508,000	1,883,000
Purchase of treasury stock	(5,000)	-

Net cash provided by financing activities	2,503,000	1,883,000

NET DECREASE IN CASH	(1,208,000)	(754,000)

CASH, BEGINNING OF PERIOD	4,141,000	6,310,000

CASH, END OF PERIOD	$2,933,000	$5,556,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for interest	$32,000	$15,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Commitment shares issued as deferred offering costs	$215,000	$-
Reversal of subscription receivable to treasury stock	$26,000	-

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2017, included in our Annual Report on Form 10-K for the year ended June 30, 2017.

In the opinion of the management of Innovation Pharmaceuticals Inc., all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean Innovation Pharmaceuticals Inc.

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

Note 2. Going Concern and Liquidity

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

As of September 30, 2017, the Company has an accumulated deficit of $74.1 million, representative of recurring losses since inception. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) approval. As a result, the Company expects to continue to incur losses.

At September 30, 2017, the Company’s cash amounted to $2.9 million and current liabilities amounted to $10.8 million, of which $6.6 million were payables to related parties with no immediate payment terms (See Note 8- Related Party Transactions in the Notes to Condensed Financial Statements section below). The Company had expended substantial funds on its clinical trials and expects to increase this spending. The Company’s net cash used in operating activities for the three months ended September 30, 2017 was approximately $3.7 million, and current projections indicate that the Company will have continued negative cash flows for the foreseeable future. Our net losses incurred for the three months ended September 30, 2017 and 2016, amounted to $4.5 million and $3.0 million, respectively, and working capital deficits was approximately $7.6 million and $6.1 million at September 30, 2017 and June 30, 2017, respectively.

Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $15 million for the next twelve months, raise doubt about its ability to continue as a going concern. The Company’s plans to alleviate the doubt of its ability to continue as a going concern primarily include controlling the timing and spending on its research and development programs and raising additional funds through equity financings from its common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”). The Company may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including shares of common stock, shares of preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on September 11, 2017. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

The Company believes that the actions discussed above are probable of occurring and alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs twelve months from the issuance of the accompanying financial statements.

On September 6, 2017, the Company entered into a new $30 million common stock purchase agreement with Aspire Capital (the “2017 Agreement”) to replace the prior 2015 $30 million common stock purchase agreement with Aspire Capital (the “2015 Agreement”). During the period from July 1, 2017 to September 5, 2017, the Company generated proceeds of approximately $2.1 million under the 2015 Agreement from the sale of approximately 2.6 million shares of its common stock. During the period from September 6, 2017 to September 30, 2017, the Company generated proceeds of approximately $0.4 million under the 2017 Agreement from the sale of approximately 0.6 million shares of its common stock. As of September 30, 2017, the available balance under the 2017 equity line agreement is approximately $29.6 million.

Note 3. Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets, measurement of stock-based compensation, and the periods of performance under collaborative research and development agreements. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Net Loss Per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares and unvested restricted stock. Common share equivalents of 47,242,085 and 45,036,175 shares of common stock were excluded from the computation of diluted loss per share for the three months ended September 30, 2017 and 2016, respectively, because we incurred net losses for the three months ended September 30, 2017 and 2016, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 329,136 shares and 262,080 shares of treasury stock outstanding, purchased at a total cumulative cost of $251,000 and $220,000 at September 30, 2017 and June 30, 2017, respectively (see Note 10).

Treasury stock, representing shares of the Company’s common stock that have been acquired after having been issued, is recorded at its acquisition cost and these shares are no longer considered outstanding.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718, an employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations”. Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months ended September 30, 2017 and 2016 are as follows (rounded to nearest thousand):

	Three months ended September 30
	2017	2016
Research and development expenses
Professional fees	$-	$42,000
Employees’ bonus	32,000	13,000
Officers’ bonus	337,000	289,000
Total stock-based compensation expense	$369,000	$344,000

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

Debt Issuance Costs - In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The implementation of this standard did not have a material impact on the Company’s accompanying financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation.” The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed ASU EITF-13D, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which has been deleted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The implementation of this standard did not have a material impact on the Company’s accompanying condensed financial statements.

Recently Issued Accounting Guidance

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with a five-step, principles based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company will apply this new guidance when it becomes effective and has not yet selected a transition method. The Company, due to not having any revenue currently and in the foreseeable future, has concluded that the impact of the adoption of this accounting standard on its financial statements will not be material.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. The guidance requires the following for finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. The guidance requires the following for operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The amendments in Topic 842 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management has determined that based on current accounting and lease contract information the adoption of ASU No. 2016-02 is not expected to have a significant impact on the Company’s financial position, results of operations and disclosures. However, management is continually evaluating the future impact of ASU No. 2016-02 based on changes in the Company’s financial statements through the period of adoption.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we are currently evaluating the impact that ASU 2016-13 will have on our condensed financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash”. The amendments in this update address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning January 1, 2018 and is required to be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact that ASU 2016-18 will have on our condensed cash flows.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is required to be applied prospectively and will be effective for the Company beginning January 1, 2018. The impact on our condensed financial statements will depend on the facts and circumstances of any specific future transactions.

In February 2017, the FASB issued ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, which defines the term “in-substance nonfinancial asset” and clarifies the scope and accounting of a financial asset that meets the definition. ASU 2017-05 also provides guidance for partial sales of nonfinancial assets. ASU 2017-05 may be adopted under a retrospective or modified retrospective approach and is effective for the Company beginning January 1, 2018. We are currently evaluating the impact that ASU 2017-05 will have on our condensed financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires that the service cost component of the Company’s net periodic pension cost and net periodic postretirement benefit cost be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of net periodic benefit cost being classified outside of a subtotal of income from operations. Of the components of net periodic benefit cost, only the service cost component will be eligible for asset capitalization. ASU 2017-07 is effective for the Company beginning January 1, 2018 and is required to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. ASU 2017-07 allows a practical expedient for the estimation basis for applying the retrospective presentation requirements and requires the prospective adoption, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost in assets. The Company, due to not having any pension currently and in the foreseeable future, has concluded that the impact of the adoption of this accounting standard on its financial statements will not be material.

Note 4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	September 30, 2017	June 30, 2017
Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Anti-microbial – surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,330,000	1,308,000
		5,556,000	5,534,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,234,000)	(1,158,000)
Accumulated amortization for Patents –Kevetrin and related compounds		(184,000)	(164,000)
		$4,138,000	$4,212,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2017 and 2016 was approximately $96,000 and $91,000, respectively.

At September 30, 2017, the future amortization period for all patents was approximately 7.93 years to 17 years. Future estimated annual amortization expenses are approximately $284,000 for the year ending June 30, 2018, $378,000 for each year from 2019 to 2025, $369,000 for the year ending June 30, 2026, $366,000 for the year ending June 30, 2027, $128,000 for the year ending June 30, 2028, $75,000 for the years ending June 30, 2029 through the years ended 2032, $35,000 for the year ending June 30, 2033 and $10,000 for the year ending June 30, 2034.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2017	June 30, 2017
Accrued research and development consulting fees	$302,000	$673,000
Accrued rent (Note 8) – related parties	18,000	21,000
Accrued interest – (Note 9) related parties	36,000	17,000
Total	$356,000	$711,000

Note 6. Accrued Salaries and Payroll Taxes – Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2017	June 30, 2017
Accrued salaries - related parties	2,823,000	2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	-	86,000
Withholding tax	85,000	105,000
Total	$3,038,000	$3,144,000

On December 29, 2010, the Company entered into employment agreements with its two executive officers, Leo Ehrlich, the Company’s Chief Executive Officer, and Dr. Krishna Menon, Chief Scientific Officer. Both agreements provide for a three-year term with each executive receiving an annual base salary of $350,000 per year commencing January 1, 2011, with an annual increase of 10% for each year commencing January 2012. The Board, at its discretion, may increase the base salary based upon relevant circumstances. On January 1, 2014 the Board approved the extension of these employment agreements for a one-year period with a 10% increase in salary from the calendar year 2013 annual salary of $423,500, to an annual salary of $465,850. Until new employment agreements are entered into, we will continue paying these officer’s salaries at this salary rate per annum.

Note 7. Commitments and Contingencies

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

As of September 30, 2017, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2018	$163,000
2019	54,000
Total minimum payments	$217,000

Rent expense, net of lease income, under this operating lease agreement was approximately $52,000 and $51,000 for the three months ended September 30, 2017 and 2016, respectively. Before September 2013, the Company paid rent to Kard Scientific for share of office space and details are shown at Note 8 - Related Party Transactions below.

Operating Leases - Equipment

We lease equipment under a non-cancelable operating lease that expires in April, 2018. The future minimum rental commitment for our operating lease for the next twelve months is $6,000, as of September 30, 2017 and was disclosed under Prepaid expenses.

Contractual Commitments

The Company has total contractual minimum commitments of approximately $4 million to contract research organizations as of September 30, 2017. Expenses are recognized when services are performed by the contract research organizations.

Note 8. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President of Research, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, and since September 1, 2013, the Company no longer leases space from KARD. At September 30, 2017 and June 30, 2017, rent payable to KARD of approximately $18,000 and $21,000, respectively, were included in accrued expenses.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. The Company had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Mr. Ehrlich and Dr. Menon, officers of the Company, has co-signed the lease and rents approximately 200 square feet of office space, the space previously used by the Company and pays the Company $900 per month, the same amount the Company previously paid KARD. Innovative Medical paid total rent of approximately $3,000, to The Company for both of the three months ended September 30, 2016 and 2015 and the rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At September 30, 2017 and June 30, 2017, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

Other related party transactions are disclosed in Note 9 below.

Note 9. Convertible Note Payable - Related Party

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

At September 30, 2017 and June 30, 2017, approximately $36,000 and $17,000, respectively, is the accrued interest payable on this note.

At September 30, 2017 and June 30, 2017, principal balance of this demand note was approximately $2,022,000.

Note 10. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

Current Equity Incentive Plan

2016 Equity Incentive Plan

On June 30, 2016, the Board of Directors adopted the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan became effective upon adoption by the Board of Directors on June 30, 2016.

Up to 20,000,000 shares of the Company’s Class A common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan); provided that (1) no Outside Director (as defined in the 2016 Plan) may be granted awards covering more than 250,000 shares of common stock in any year and (2) no participant shall be granted, during any one year period, options to purchase common stock and stock appreciation rights with respect to more than 4,000,000 shares of common stock in the aggregate or any other awards with respect to more than 2,500,000 shares of common stock in the aggregate. The 2016 Plan permits the grant of ISOs, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards and performance compensation awards to employees, directors, and consultants of the Company and its affiliates.

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	40,655,245	$0.22	3.61	$31,662,730

Granted	795,826	0.71		-
Forfeited/expired	(32,500)	0.59		-
Outstanding at September 30, 2017	41,418,571	$0.23	3.49	$22,864,396

Exercisable at September 30, 2017	40,168,501	$0.21	3.30	$22,844,500

The fair value of options granted for the three months ended September 30, 2017 and 2016 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Three months ended September 30,
	2017	2016
Expected term (in years)	10	3-10
Expected stock price volatility	106.01%	57.63%-111.62%
Risk-free interest rate	2.15%	0.71%-1.73%
Expected dividend yield	-	-

Stock-Based Compensation

The Company recognized approximately $369,000 and $344,000 of total stock-based compensation costs related to equity grant awards for the three months ended September 30, 2017 and 2016, respectively. The $369,000 of stock based compensation expense for the three months ended September 30, 2017 included approximately $141,000 of stock options expense and $228,000 of restricted stock awards.

For the three months ended September 30, 2017

On September 1, 2017, the Company agreed to grant to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date and the remaining 50% upon the second anniversary of the effective date; (2) shares of the Company’s common stock close above $3.00 per share (as may be adjusted for any stock splits or similar actions); (3) the commencement of trading of shares of the Company’s common stock on a national securities exchange; or (4) upon a change in control of the Company. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options will be amortized over 2 years to September 1, 2019 unless the other vesting requirements are met sooner. At September 30, 2017, the Company determined that it was not probable that these accelerated vesting provisions would occur earlier than the scheduled vesting date and recorded approximately $48,000 of stock-based compensation expense for these equity grants, including approximately $17,000 of stock option expense and $31,000 for the stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Jane Harness, the Vice President, Clinical Sciences and Portfolio Management of the Company under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the three months ended September 30, 2017, the Company recorded approximately $4,000 of stock-based compensation expense for these equity grants, including approximately $3,000 of stock option expense and $1,000 for the stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Ponugoti, under the 2016 Plan, ten-year options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.705 per share, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 5,000 stock options valued at approximately $3,000 and it will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the three months ended September 30, 2017, the Company recorded approximately $100 of stock option expense for this option grant.

Purchase of Treasury Stock - cash paid to Federal and State Taxing Authorities arising from the withholding of common shares from an officer’s vested restricted stock grant issuance and issuance of Treasury Stock and the reversal of outstanding stock subscription receivable

On September 1, 2017, 19,465 shares of the Company’s restricted stock vested to Ms. Harness according to Ms. Harness’s employment agreement. The total taxable compensation to Ms. Harness for the 19,465 vested shares was $14,000, which is priced at the closing stock price on September 1, 2017 at $0.705 a share.

The Company issued 12,409 common shares (net share issuance amount), which is approximately 64% of the total vested common share amount of 19,465 common shares due to be issued to Ms. Harness. The remaining 7,056 shares of common stock were withheld from Ms. Harness for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

In addition, the Company reversed an outstanding subscription receivable of $26,000 for 60,000 shares of common stock and recorded this amount as the cost of treasury stock. There were 329,136 shares and 262,080 shares of treasury stock outstanding, purchased at a total cumulative cost of $251,000 and $220,000 at September 30, 2017 and June 30, 2017, respectively.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity for our restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2017	601,728	$1.39
Total shares granted	1,125,061	0.71
Total shares vested	(19,465)	1.37
Total shares forfeited	-
Total unvested shares outstanding at September 30, 2017	1,707,324	$0.94

Scheduled vesting for outstanding restricted stock awards at September 30, 2017 is as follows:

	Year Ending June 30,
	2018	2019	2020	2021	Total

Scheduled vesting	1,070,000	575,597	42,263	19,464	1,707,324

As of September 30, 2017, there was $1.4 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.9 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.48 years.

For the three months ended September 30, 2016

Issuances of Common Stock and Stock Options – Pursuant to New Employment Agreements

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer of the Company, effective on June 27, 2016 and the Company agreed to grant to Dr. Bertolino under the Company’s 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $1.39 per share. See Note 10 for additional information concerning the restricted stock and stock options granted to Dr. Bertolino.

On July 18, 2016, the Company issued 7,500 stock options to purchase shares of the Company’s common stock to a consultant for services rendered, exercisable for 3 years at $1.38 per share of common stock. The value of these 7,500 options was approximately $4,000. During the three months ended September 30, 2016, the Company recorded approximately $4,000 of stock option expense for this option grant.

On September 1, 2016, the Company and Ms. Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Portfolio Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness, under the 2016 Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company, and (ii) ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one-third upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 1, 2019. During the three months ended September 30, 2017 and 2016, the Company recorded approximately $25,000 and $8,000 of stock-based compensation expense for these equity grants, respectively. The $25,000 included approximately $18,000 of stock option expense and $7,000 for the stock awards and the $8,000 included approximately $6,000 of stock option expense and $2,000 for the stock awards.

On September 15, 2016, the Company and Dr. Lang entered into an executive employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Commencing on September 15, 2016, the Company agreed to pay Dr. Lang an annual salary of $250,000. In addition, the Company agreed to grant to Dr. Lang under the 2016 Plan (i) 63,492 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one-third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company, and (ii) ten-year options to purchase 188,262 shares of the Company’s common stock were also granted at an exercise price of $1.26 per share, which shall vest upon the earliest to occur of the following: (1) one-third upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 63,492 shares were valued at approximately $80,000, which will be amortized over three years to September 15, 2019. The 188,262 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 15, 2019. During the three months ended September 30, 2017 and 2016, the Company recorded approximately $0 and $4,000 of stock-based compensation expense for these equity grants, respectively. There was no stock-based compensation expense for Dr. Lang since she resigned on March 17, 2017 and the 63,492 restricted shares and the 188,262 stock options were forfeited. The $4,000 included approximately $3,000 of stock option expense and $1,000 for the stock awards.

Issuance of Common Stock to Consultants

On July 18, 2016, the Company issued 7,500 shares to a consultant for service rendered. The value of these 7,500 shares at $1.38 per share was approximately $10,000.

On August 1, 2016, the Company issued 11,720 shares to a consultant for service rendered. The value of these 11,720 shares at $1.28 per share was approximately $15,000.

Exercise of options

During the three months ended September 30, 2017 and 2016, there were no stock options exercised.

Stock Warrants Outstanding

There were no warrants outstanding as of September 30, 2017 and December 31, 2016.

Note 11. Equity Transactions

For the three months ended September 30, 2017

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Stock Purchase Agreement. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 is amortized pro-rata as the funding is received. The amortized amount of $3,000 was recorded to additional paid-in capital for the three months ended September 30, 2017. The unamortized portion is carried on the balance sheet as deferred offering costs and was $212,000 at September 30, 2017. The Company registered the resale of all shares that Aspire Capital will purchase under this common stock purchase agreement. To the extent Aspire Capital purchases shares under this Purchase Agreement and subsequently sells those shares purchased, the other holders of shares of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise wish to effect sales.

During the period from September 6, 2017 to September 30, 2017, the Company generated proceeds of approximately $0.4 million under the new 2017 agreement with Aspire Capital from the sale of approximately 0.6 million shares of its common stock. As of September 30, 2017, the available balance under the new equity line agreement was approximately $29.6 million.

On March 30, 2015, the Company entered into its prior common stock purchase agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. In consideration for entering into this stock purchase agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 was amortized as the funding is received. The unamortized portion of deferred offering costs from this stock purchase agreement of $227,000, was recorded to additional paid-in capital during the three months ended September 30, 2017, since the Company entered into a new $30 million common stock purchase agreement with Aspire Capital, to replace this prior $30 million 2015 Aspire Capital agreement, on September 6, 2017. During the period from July 1, 2017 to September 5, 2017, the Company has generated proceeds of approximately $2.1 million under this 2015 agreement with Aspire Capital, from the sale of approximately 2.6 million shares of its common stock.

Note 12. Subsequent Events

Equity Transactions

From October 1, 2017 to November 6, 2017, the Company has generated additional proceeds of approximately $0.9 million under the 2017 Common Stock Purchase Agreement with Aspire Capital from the sale of approximately 1.4 million shares of its common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-Q. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the financial statements in Item 1 of this Part I. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

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

________________

*ABSSSI- Acute Bacterial Skin and Skin Structure Infection

Recent Developments

Research and development efforts are concentrated on Prurisol, Brilacidin, and Kevetrin:

•

Prurisol - Prurisol, our lead anti-psoriasis drug candidate, is a small molecule compound acting on the principles of immune modulation and PRINS (Psoriasis susceptibility-related RNA Gene Induced by Stress) reduction that has been found to be effective against psoriasis in animal models, both in induced psoriasis as well as a xenograft model with human psoriatic tissue. It is currently in the Phase 2 clinical development study below:

Active Clinical Trials: Phase 2b, Multi-center, Randomized, Double Blind, Parallel Group, Placebo-controlled Trial to Study the Efficacy and Safety of Two Oral Doses of Prurisol Administered Twice Daily for Twelve Weeks to Subjects with Moderate to Severe Chronic Plaque Psoriasis

20

•

Brilacidin - This lead drug candidate is in a new immunomodulatory class with anti-inflammatory and antibiotic properties called defensin-mimetics. Modeled after Host Defense Proteins (HDPs), the “front-line” of defense in the immune system, it is a small, non-peptidic, synthetic molecule that kills pathogens swiftly and thoroughly. Just as importantly, Brilacidin also functions in a robust immunomodulatory capacity, lessening inflammation and promoting healing. In June 2017, the Company completed an open-label Phase 2 Proof-of-Concept (PoC) trial of Brilacidin for the treatment by daily enema of ulcerative proctitis (UP)/ ulcerative proctosigmoiditis (UPS), two types of Inflammatory Bowel Diseases (IBD). Study results showed significant patient benefit and low systemic absorption. The Company is also studying Brilacidin’s effect on Oral Mucositis (under Fast Track designation) and, in August 2017, announced it had completed recruitment of subjects to the Phase 2 study below:

Active Clinical Trials: Phase 2, Multi-center, Randomized, Double-blind, Placebo controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy

•

Kevetrin - Our lead anti-cancer compound, is a small molecule compound that modulates p53, a protein involved in controlling cell mutations. In the majority of all cancers, regardless of origin, the p53 pathway is mutated, compromising its anti-tumor functions. In particular, most epithelial ovarian cancer patients have high-grade serous cancer, characterized by near universal p53 gene abnormalities. Pre-clinical research has demonstrated Kevetrin’s unique mechanism of action to induce apoptosis, slow tumor progression and reduce tumor volume in many types of cancers, including lung, breast, colon, prostate, squamous cell carcinoma and a leukemia tumor model. The FDA has awarded Orphan Drug designations for Kevetrin for ovarian cancer, retinoblastoma and pancreatic cancer as well as Rare Pediatric Disease designation for Retinoblastoma. It is currently in the Phase 2 clinical development study below:

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

Set forth below is an overview of our research and development efforts on Prurisol, Kevetrin, and Brilacidin during fiscal 2018 and through the date of this Quarterly Report on Form 10-Q. We have entered into multiple non-disclosure agreements with large pharmaceutical companies that enable us to continue ongoing discussions regarding potential partnering should the below trial results support such a relationship.

Prurisol

The Company has commenced a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for subjects with moderate to severe plaque psoriasis. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of twelve weeks.

We have currently completed enrollment of all subjects (up to 199). Subject recruitment was slower than projected due to competitive trials. In response, we added additional investigator sites. We expect to complete the trial by calendar year end 2017. Our expenditures on Prurisol were approximately $1.8 million and $0.4 million during the quarter ended September 30, 2017 and 2016, respectively.

We expect expenditures on Prurisol to increase in future reporting periods, as we complete the study.

Kevetrin

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

Our expenditures on Kevetrin were approximately $0.1 million and $0.06 million during the quarter ended September 30, 2017 and 2016, respectively.

Brilacidin.

Topical Brilacidin Clinical Studies (Trials)

One trial of Brilacidin is ongoing as a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and another was recently completed as an open-label Phase 2 Proof-of-Concept (PoC) trial of Brilacidin for the treatment of ulcerative proctitis /proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Diseases (IBD).

•

Oral Mucositis (OM): Study - In the ongoing randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of Oral Mucositis (OM) in patients receiving chemoradiation for treatment of head and neck cancer, interim analysis of patients who received at least 55 Gy cumulative units of radiation showed that Brilacidin markedly reduced the rate of Severe OM (WHO Grade ≥ 3): Active Arm (Brilacidin): 2 of 9 patients (22.2 percent); Control Arm (Placebo): 7 of 10 patients (70 percent). Completion of the trial is expected by late 2017.

•

UP/UPS: Study - This recently completed Phase 2a trial comprises three sequential cohorts, with progressive dose escalation by cohort—Cohort A (6 patients) -50 mg, Cohort B (6 patients) -100 mg, and Cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The Primary Efficacy Endpoint of Clinical Remission (accounting for Stool Frequency, Rectal Bleeding and Endoscopy Findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient Quality of Life (as assessed by the Short Inflammatory Bowel Disease Questionnaire or “SIBDQ”) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. Further analyses of data are ongoing.

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

ABSSSI

In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by Gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received comments and considerations from the FDA for incorporation into our study design. Management has decided to delay its response to FDA due to the low price per share of our common stock and the approximate $30 million costs required for this study which would result in significant dilution to our shareholders. Our strategy for now is to achieve success with other trials and attract partnering opportunities with significant down-payments and milestone payments which can fund these trials.

Our expenditures on Brilacidin were approximately $0.6 million and $0.7 million during the quarter ended September 30, 2017 and 2016, respectively.

Compounds with Activity Against Gram-Negative Bacteria and Fungi

We have further reduced costs associated with the licensing of intellectual property for these diseases by returning certain patent portfolios back to the university licensor. Research at the Company is now focused on supporting our clinical trials. As business conditions warrant, we will determine our financial commitment to the gram-negative bacteria and fungi programs.

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

Please see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2017. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended June 30, 2017.

Recently Issued Accounting Pronouncements

Please see Note 3 to the Financial Statements, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying notes to Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We expect that our general and administrative expenses will also increase in the future as we expand our business development, by adding employees, consultants, additional infrastructure and incurring other additional costs. Based upon our expected rate of expenditures over the next twelve months and beyond, we will need additional working capital to meet our anticipated clinical trial obligations and other working capital requirements.

Revenue

We generated no revenue and incurred operating expenses of $4.5 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended September 30, 2017 and 2016, respectively (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2017 Vs. 2016
	2017	2016	$	%

Clinical studies and development research	$2,783,000	$1,347,000	1,436,000	107%
Officers’ payroll and payroll tax expenses related to R&D Department	218,000	235,000	(17,000)	-7%
Employees payroll and payroll tax expenses related to R&D Department	330,000	255,000	75,000	29%
Stock-based compensation - Officers	337,000	289,000	48,000	17%
Stock-based compensation - Employees	32,000	13,000	19,000	146%
Stock-based compensation - Consultants	-	42,000	(42,000)	-100%
Depreciation and amortization expenses	105,000	96,000	9,000	9%
Total	$3,805,000	$2,277,000	1,528,000	67%

Research and development expenses for proprietary programs increased during the three months ended September 30, 2017 primarily due to higher spending on our Brilacidin program and Prurisol program.

Officers’ payroll and payroll tax expenses related to R&D Department decreased during the three months ended September 30, 2017 primarily related to the inclusion of 4 more days of payroll in 2016, which was paid to our President and Chief Medical Officer as he joined our Company on June 27, 2016.

Employees payroll and payroll tax expenses increased during the three months ended September 30, 2017 largely related to the hiring of our Associate Director, Clinical Sciences, who joined the Company in February 2017.

Stock- Based Compensation - Officers compensation increased during the three months ended September 30, 2017 primarily related to the stock-based compensation given to our new President and Chief Medical Officer on September 1, 2017.

Stock- Based Compensation- Employee compensation increased during the three months ended September 30, 2017 primarily related to the stock-based compensation given to our Senior VP, Clinical Sciences and Project Management and our Associate Director, Clinical Sciences.

Stock- Based Compensation- Consultant compensation decreased during the three months ended September 30, 2017 due to granting fewer stock awards to consultants in the first quarter of fiscal 2018.

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

Below is a summary of our general and administrative expenses for the three months ended September 30, 2017 and 2016, respectively (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2017 vs. 2016
	2017	2016	$	%

Insurance and health expense	$127,000	$136,000	(9,000)	-7%
Patent expenses	-	2,000	(2,000)	-100%
Rent and utility expense	62,000	62,000	-	0%
Other G&A	108,000	162,000	(54,000)	-33%
Total	$297,000	$362,000	(65,000)	-18%

General and administrative expenses decreased during the three months ended September 30, 2017 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended September 30, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended		Change
	September 30		2017 vs. 2016
	2017	2016	$	%

Officers’ payroll and payroll tax expenses	$130,000	$130,000	-	-

There was no change in Officers’ payroll and payroll tax expenses for the Company during the three months ended September 30, 2017 and 2016. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Dr. Menon. The Company recorded 90% of annual payroll paid to Dr. Menon and the related payroll tax expenses under Research and Development Expense.

Professional Fees

Below is a summary of our Professional fees for the three months ended September 30, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2017 vs. 2016
	2017	2016	$ %

Audit, legal and professional fees	$252,000	$209,000	43,000	21%

Professional fees increased during the three months ended September 30, 2017 primarily related to increase in legal and accounting fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended September 30, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2017 vs. 2016
	2017	2016	$	%

Interest Income	$1,000	$1,000	-	-
Interest Expenses	(51,000)	(51,000)	-	-
Other Income (Expense), net	$(50,000)	$(50,000)	-	-

There was no change in Interest Income received from banks and interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements).

Net Losses

We incurred net losses of $4.5 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next Twelve Months

As of September 30, 2017, we had approximately $2.9 million in cash compared to $4.1 million of cash as of June 30, 2017. We anticipate that future budget expenditures will be approximately $15 million for the next twelve months, including approximately $10 million for clinical activities, supportive research, and drug product development.

Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of equity capital during the fiscal year 2018 in order to meet our working capital requirements. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

On September 6, 2017, the Company entered into a $30 million common stock purchase agreement with Aspire Capital which replaced the prior $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. During the period from September 6, 2017 to September 30, 2017, the Company has generated proceeds of approximately $0.4 million under this agreement with Aspire Capital from the sale of approximately 0.6 million shares of its common stock. As of September 30, 2017, the available balance is approximately $29.6 million.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in our Annual Report on Form 10-K we filed with the SEC on September 11, 2017 and in other reports.

If we are unable to generate enough working capital from our current financing agreement with Aspire Capital when needed or secure additional sources of funding from others, it will be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including the more costly Phase 2 clinical trials and potential future Phase 3 clinical trials on our wholly-owned development programs, as these clinical trials progress into a later stage of development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These liquidity events could prevent us from successfully executing our current operating plan.

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed the Form S-3 with the SEC on September 11, 2017, which included registering the shares underlying the 2017 $30 million Aspire Capital stock purchase agreement.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended September 30, 2017 and 2016 (rounded to nearest thousand):

	Three Months Ended September 30,		% Change Increase/
	2017	2016	(Decrease)

Net cash used in operating activities	$(3,689,000)	$(2,608,000)	41%
Net cash used in investing activities	(22,000)	(29,000)	(24)%
Net cash provided by financing activities	2,503,000	1,883,000	33%
Net decrease in cash	$(1,208,000)	$(754,000)	60%

Operating activities

The increase in net cash used in operating activities of $1.1 million versus the prior-year three-month period was mainly due to increases in our losses from operations of $1.5 million, largely attributable to our increase spending for research and development expenses.

Our operating activities used cash of $3.7 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation, amortization and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities versus the prior-year three-month period was due to a decrease in patents costs.

During the three months ended September 30, 2017, our investing activities used cash of $0.02 million, consisting of spending on patent costs of $0.02 million. During the three months ended September 30, 2016, our investing activities used cash of $0.03 million consisting of spending on patent costs.

Financing activities

The increase in net cash provided by financing activities of approximately $0.6 million versus the prior-year three-month period was due to an increase in sales of shares of our common stock to Aspire Capital.

During the three months ended September 30, 2017, we raised approximately $2.5 million in net cash proceeds from the sale of 3.2 million shares of our common stock to Aspire Capital. During the three months ended September 30, 2016, we raised approximately $1.9 million in net cash proceeds, from the sale of 1.5 million shares of our common stock to Aspire Capital.

Requirement for Additional Working Capital

The Company plans to incur total expenses of approximately $15 million for the next twelve months, including approximately $10 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $29.6 million as of September 30, 2017. Management has put in place this new 2017 equity purchase agreement with Aspire Capital to fund its future clinical trial expenses and overhead expenses over the next twelve months. This purchase agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company and that adverse market conditions in the Company’s per share price of its common stock and its trading volume will not prevent the Company from funding its working capital requirements for the next twelve months from the date of this filing.

In the event that we are unable to generate sufficient cash from our Aspire Capital purchase agreement or raise additional funds from others, we will be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of September 30, 2017 (rounded to the nearest million):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years

CRO obligations (1)	$4.0	$4.0	$-	$-	$-
Lease obligations (2)	$0.3	$0.2	$0.1	$-	$-
Total	$4.3	$4.2	$0.1	$-	$-

___________________

(1)	The Company has contractual minimum commitments to Contract Research Organizations as of September 30, 2017.

(2)

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

Equity Transactions

From October 1, 2017 to November 6, 2017, the Company has generated additional proceeds of approximately $0.9 million under the Common Stock Purchase Agreement with Aspire Capital from the sale of approximately 1.4 million shares of its common stock.

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

As of September 30, 2017, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2017, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2017.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: November 8, 2017	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

By:	/s/ Krishna Menon
Krishna Menon
President of Research

