Form 10-Q
period 2017-12-31
Innovation Pharmaceuticals Inc.
filed 2018-02-07
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-37357

INNOVATION PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

100 Cummings Center, Suite 151-B

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	145,688,782
Common Stock Class B, $0.0001 par value	None

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended December 31, 2017

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; any statements relating to potential out-licensing, partnership or joint venture agreements with third parties; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; compliance with regulatory requirements; and our capital needs, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Rounded to nearest thousand except for shares data)

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,181,000	$4,141,000
Prepaid expenses	94,000	308,000
Security deposits	78,000	-
Subscription receivable	-	26,000
Total Current Assets	3,353,000	4,475,000
Other Assets:
Patents - net	4,100,000	4,212,000
Equipment - net	102,000	120,000
Deferred offering costs - net	183,000	227,000
Security deposits	-	78,000
Total Other Assets	4,385,000	4,637,000
Total Assets	$7,738,000	$9,112,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approximately $1,486,000 and 1,506,000, respectively)	$4,850,000	$4,699,000
Accrued expenses - (including related party accruals of approximately $37,000 and $38,000, respectively)	548,000	711,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approximately $2,953,000 and $2,953,000, respectively)	3,197,000	3,144,000
Convertible note payable - related party	2,022,000	2,022,000
Total Current Liabilities	10,617,000	10,576,000
Total Liabilities	10,617,000	10,576,000

Commitments and contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 300,000,000 shares authorized, 145,555,966 and 135,536,501 issued as of December 31, 2017 and June 30, 2017, respectively, 144,988,782 and 135,274,421 outstanding as of December 31, 2017 and June 30, 2017, respectively	15,000	14,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	-	-
Additional paid-in capital	76,128,000	68,295,000
Accumulated deficit	(78,605,000)	(69,553,000)
Treasury Stock, at cost (567,184 shares and 262,080 shares as of December 31, 2017 and June 30, 2017, respectively)	(417,000)	(220,000)
Total Stockholders’ Deficiency	(2,879,000)	(1,464,000)
Total Liabilities and Stockholders’ Deficiency	$7,738,000	$9,112,000

The accompanying notes are an integral part of these condensed financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	3,963,000	2,683,000	7,768,000	4,960,000
General and administrative expenses	297,000	344,000	594,000	706,000
Officers' payroll and payroll tax expenses	130,000	130,000	260,000	260,000
Professional fees	78,000	152,000	330,000	361,000

Total operating expenses	4,468,000	3,309,000	8,952,000	6,287,000

Loss from operations	(4,468,000)	(3,309,000)	(8,952,000)	(6,287,000)

Other income (expenses)
Interest income	-	1,000	1,000	2,000
Interest expense	(50,000)	(50,000)	(101,000)	(101,000)
Total other income - net	(50,000)	(49,000)	(100,000)	(99,000)

Loss before provision for income taxes	(4,518,000)	(3,358,000)	(9,052,000)	(6,386,000)
Provision for income taxes	-	-		-

Net loss	$(4,518,000)	$(3,358,000)	$(9,052,000)	$(6,386,000)

Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.05)

Weighted average number of common shares outstanding	140,749,557	125,275,060	138,960,684	124,782,071

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

(Rounded to nearest thousand)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,052,000)	$(6,386,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for compensation, services rendered and financing costs	1,400,000	690,000
Amortization of patent costs	192,000	183,000
Depreciation of equipment	18,000	15,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	214,000	73,000
Accounts payable	151,000	(305,000)
Accrued expenses	(163,000)	452,000
Accrued officers' salaries and payroll taxes	53,000	28,000

Net cash used in operating activities	(7,187,000)	(5,250,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	-	(64,000)
Patent costs	(80,000)	(53,000)

Net cash used in investing activities	(80,000)	(117,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of offering costs	6,478,000	2,916,000
Purchase of treasury stock	(171,000)	-

Net cash provided by financing activities	6,307,000	2,916,000

NET DECREASE IN CASH	(960,000)	(2,451,000)

CASH, BEGINNING OF PERIOD	4,141,000	6,310,000

CASH, END OF PERIOD	$3,181,000	$3,859,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$96,000	$29,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Commitment shares issued as deferred offering costs	$215,000	$-
Reversal of subscription receivable to treasury stock	$26,000	$-

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

In the opinion of the management of Innovation Pharmaceuticals Inc., all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean Innovation Pharmaceuticals Inc.

Basis of Presentation and Name Change

Innovation Pharmaceuticals Inc. (the “Company”) was incorporated on August 1, 2005, in the State of Nevada. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the name change was not required.

The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date. The Company’s common stock is quoted on OTCQB, symbol “IPIX”.

Nature of Operations -Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Brilacidin, Kevetrin and Prurisol and advancing them as quickly as possible along the regulatory pathway. We will develop the highest quality data and broadest intellectual property to support our compounds.

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

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our compounds and our corporate general and administrative expenses. As of December 31, 2017, the Company has an accumulated deficit of $79 million, representative of recurring losses since inception. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) approval. As a result, the Company expects to continue to incur losses.

At December 31, 2017, the Company’s cash amounted to $3.2 million and current liabilities amounted to $10.6 million, of which $6.5 million were payables to related parties with no immediate payment terms (See Note 8- Related Party Transactions in the Notes to Condensed Financial Statements section below). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the six months ended December 31, 2017 was approximately $7.2 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the six months ended December 31, 2017 and 2016, amounted to $9.1 million and $6.4 million, respectively, and working capital deficits was approximately $7.3 million and $6.1 million at December 31, 2017 and June 30, 2017, respectively.

Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $12.2 million for the next twelve months, raise doubt about its ability to continue as a going concern. The Company’s plans to alleviate the doubt of its ability to continue as a going concern primarily include controlling the timing and spending on its research and development programs and raising additional funds through equity financings from its common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”). The Company may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including shares of common stock, shares of preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on September 11, 2017. The Company’s future liquidity needs, and ability to address those needs, will largely be determined by the success of its product candidates and key development and regulatory events and its decisions in the future.

The Company believes that the actions discussed above are probable of occurring and alleviating the substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs twelve months from the issuance of the accompanying financial statements.

On September 6, 2017, the Company entered into a new $30 million common stock purchase agreement with Aspire Capital (the “2017 Agreement”) to replace the prior 2015 $30 million common stock purchase agreement with Aspire Capital (the “2015 Agreement”). During the period from July 1, 2017 to September 5, 2017, the Company generated proceeds of approximately $2.1 million under the 2015 Agreement from the sale of approximately 2.6 million shares of its common stock. During the period from September 6, 2017 to December 31, 2017, the Company generated proceeds of approximately $4.4 million under the 2017 Agreement from the sale of approximately 6.6 million shares of its common stock. As of December 31, 2017, the available balance under the 2017 Agreement is approximately $25.6 million.

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

Net Loss Per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares and unvested restricted stock. Common share equivalents of 46.7 million and 45.1 million shares of common stock were excluded from the computation of diluted loss per share for the six months ended December 31, 2017 and 2016, respectively, because we incurred net losses for the six months ended December 31, 2017 and 2016, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 567,184 shares and 262,080 shares of treasury stock outstanding, purchased at a total cumulative cost of $417,000 and $220,000 at December 31, 2017 and June 30, 2017, respectively (see Note 10).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants, is recorded at its acquisition cost and these shares are not considered outstanding.

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

The components of stock-based compensation expense included in the Company’s Condensed Statements of Operations for the three months and six months ended December 31, 2017 and 2016 are as follows (rounded to nearest thousand):

	Three months ended December 31		Six months ended December 31
	2017	2016	2017	2016
Research and development expenses
Professional fees	$-	$8,000	$-	$50,000
Employees’ bonus	42,000	50,000	74,000	62,000
Officers’ bonus	989,000	289,000	1,326,000	578,000
Total stock-based compensation expense	$1,031,000	$347,000	$1,400,000	$690,000

Recent Adopted Accounting Pronouncements

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will simplify the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows (i) excess tax benefits be classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement was adopted on July 1, 2016 and did not have a material effect on the Company’s financial position or results of operations, but had an effect of the classification of cash paid to taxing authorities arising from the withholding of shares from employees (treasury stock), classified as cash outflows used in financing activities.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with a five-step, principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company will apply this new guidance when it becomes effective and has not yet selected a transition method. The Company, due to not having any revenue currently and in the foreseeable future, has concluded that the impact of the adoption of this accounting standard on its financial statements will not be material.

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

Intangibles, Goodwill and Other —In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”). To simplify the subsequent measurement of goodwill, ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU No. 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU No. 2017-04 commencing in the first quarter of fiscal 2021. The Company does not believe this standard will have a material impact on its financial statements or the related footnote disclosures.

Statement of Cash Flows — In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-15 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its financial statements or the related footnote disclosures.

Note 4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	December 31, 2017	June 30, 2017
Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Anti-microbial – surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,388,000	1,308,000
		5,614,000	5,534,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,310,000)	(1,158,000)
Accumulated amortization for Patents –Kevetrin and related compounds		(204,000)	(164,000)
		$4,100,000	$4,212,000

The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense was approximately $96,000 and $92,000, for the three months ended December 31, 2017 and 2016, respectively and was approximately $192,000, and $183,000 for the six months ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the future amortization period for all patents was approximately 7.68 years to 16.75 years. Future estimated annual amortization expenses are approximately $191,000 for the year ending June 30, 2018, $382,000 for each year from 2019 to 2025, $372,000 for the year ending June 30, 2026, $370,000 for the year ending June 30, 2027, $132,000 for the year ending June 30, 2028, $78,000 for the years ending June 30, 2029 through the years ended 2032, $37,000 for the year ending June 30, 2033, $11,000 for the year ending June 30, 2034 and $1,000 for the year ending June 30, 2035.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2017	June 30, 2017
Accrued research and development consulting fees	$511,000	$673,000
Accrued rent (Note 8) – related parties	15,000	21,000
Accrued interest – (Note 9) related parties	22,000	17,000
Total	$548,000	$711,000

Note 6. Accrued Salaries and Payroll Taxes – Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2017	June 30, 2017
Accrued salaries - related parties	$2,823,000	$2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	-	86,000
Withholding tax - payroll	244,000	105,000
Total	$3,197,000	$3,144,000

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

As of December 31, 2017, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2018	$109,000
2019	54,000
Total minimum payments	$163,000

Rent expense, net of lease income, under this operating lease agreement was approximately $52,000 and $51,000 for the three months ended December 31, 2017 and 2016, respectively and was approximately $104,000 and $102,000 for the six months ended December 31, 2017 and 2016, respectively. Before September 2013, the Company paid rent to Kard Scientific for share of office space and details are shown at Note 8 - Related Party Transactions below.

Operating Leases - Equipment

We lease equipment under a non-cancelable operating lease that expires in April, 2018. The future minimum rental commitment for our operating lease for the next twelve months is $3,000, as of December 31, 2017 and was disclosed under the caption Prepaid expenses in the accompanying balance sheets.

Contractual Commitments

The Company has total contractual minimum commitments of approximately $2.7 million to contract research organizations as of December 31, 2017. Expenses are recognized when services are performed by the contract research organizations.

Note 8. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President of Research, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, and since September 1, 2013, the Company no longer leases space from KARD. At December 31, 2017 and June 30, 2017, rent payable to KARD of approximately $15,000 and $21,000, respectively, were included in accrued expenses.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. The Company had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Mr. Ehrlich and Dr. Menon, officers of the Company, has co-signed the lease and rents approximately 200 square feet of office space, the space previously used by the Company and pays the Company $900 per month, the same amount the Company previously paid KARD. Innovative Medical paid total rent of approximately $3,000 and $6,000 to the Company for both of the three months and six months ended December 31, 2017 and 2016 and the rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At December 31, 2017 and June 30, 2017, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

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

At December 31, 2017 and June 30, 2017, approximately $22,000 and $17,000, respectively, is the accrued interest payable on this note.

At December 31, 2017 and June 30, 2017, principal balance of this demand note was approximately $2,022,000.

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	40,655,245	$0.22	3.61	$31,662,730

Granted	795,826	0.71	9.67
Forfeited/expired	(172,500)	3.26
Outstanding at December 31, 2017	41,278,571	0.22	3.24	$21,696,800

Exercisable at December 31, 2017	40,356,641	0.21	3.10	$21,696,800

The fair value of options granted for the six months ended December 31, 2017 and 2016 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Six months ended December 31,
	2017	2016
Expected term (in years)	10	3 - 10
Expected stock price volatility	106.01%	57.63% to 111.62%
Risk-free interest rate	2.15%	0.71% to 1.73%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $1,400,000 and $690,000 of total stock-based compensation costs related to equity grant awards for the six months ended December 31, 2017 and 2016, respectively. The $1,400,000 of stock- based compensation expense for the six months ended December 31, 2017 included approximately $516,000 of stock options expense and $884,000 of restricted stock awards.

For the six months ended December 31, 2017

On September 1, 2017, the Company agreed to grant to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date and the remaining 50% upon the second anniversary of the effective date; (2) shares of the Company’s common stock close above $3.00 per share (as may be adjusted for any stock splits or similar actions); (3) the commencement of trading of shares of the Company’s common stock on a national securities exchange; or (4) upon a change in control of the Company. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options will be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring are met at an earlier date. At December 31, 2017, the Company determined that it was not probable that these accelerated vesting provisions would occur earlier than the scheduled vesting date. During the three months and six months ended December 31, 2017, the Company recorded approximately $144,000 and $192,000 of total stock-based compensation, respectively. The $144,000 of stock-based compensation expense for the three months ended December 31, 2017 included approximately $50,000 of stock option expense and $94,000 of stock awards. The $192,000 of stock-based compensation expense for the six months ended December 31, 2017 included approximately $67,000 of stock option expense and $125,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Jane Harness, the Vice President, Clinical Sciences and Portfolio Management of the Company under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the three months and six months ended December 31, 2017, the Company recorded approximately $13,000 and $17,000 of total stock-based compensation, respectively. The $13,000 of stock-based compensation expense for the three months ended December 31, 2017 included approximately $10,000 of stock option expense and $3,000 of stock awards. The $17,000 of stock-based compensation expense for the six months ended December 31, 2017 included approximately $13,000 of stock option expense and $4,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Anne Ponugoti, under the 2016 Plan, ten-year options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.705 per share, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 5,000 stock options valued at approximately $3,000 and it will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the three months and six months ended December 31, 2017, the Company recorded approximately $300 and $400 of stock option expense for this option grant.

On January 9, 2017, the Company and Ms. Ponugoti entered into an executive employment agreement as the Company’s Associate Director, Clinical Sciences, effective on February 1, 2017. Pursuant to the employment agreement, the Company issued 10,000 shares of restricted stock and options to purchase 30,000 shares of common stock under the 2016 Plan. During the three months and six months ended December 31, 2017, the Company recorded approximately $4,000 and $7,000 of total stock-based compensation, respectively. The $4,000 of stock-based compensation expense for the three months ended December 31, 2017 included approximately $3,000 of stock option expense and $1,000 of stock awards. The $7,000 of stock-based compensation expense for the six months ended December 31, 2017 included approximately $5,000 of stock option expense and $2,000 of stock awards.

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

On December 22, 2017, 533,334 shares of the Company’s restricted stock vested to Dr. Arthur P. Bertolino according to Dr. Arthur P. Bertolino’s employment agreement. The total taxable compensation to Dr. Arthur P. Bertolino for the 533,334 vested shares was $373,334, which is priced at the closing stock price on December 21, 2017 at $0.7 a share.

The Company issued 295,286 common shares (net share issuance amount), which is approximately 55% of the total vested common share amount of 533,334 common shares due to be issued to Dr. Arthur P. Bertolino. The remaining 238,048 shares of common stock were withheld from Dr. Arthur P. Bertolino for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

In addition, the Company reversed an outstanding stock subscription receivable of $26,000 for 60,000 shares of common stock and recorded this amount as the cost of treasury stock.

There were 567,184 shares and 262,080 shares of treasury stock outstanding at December 31, 2017 and June 30, 2017, respectively, purchased at a total cumulative cost of $417,000 and $220,000 at December 31, 2017 and June 30, 2017, respectively.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity for our restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2017	601,728	$1.39
Total shares granted	1,125,061	0.71
Total shares vested	(552,799)	1.40
Total shares forfeited
Total unvested shares outstanding at December 31, 2017	1,173,990	$0.75

Scheduled vesting for outstanding restricted stock awards at December 31, 2017 is as follows:

	Year Ending June 30,
	2018	2019	2020	2021	Total

Scheduled vesting	3,333	575,596	575,597	19,464	1,173,990

As of December 31, 2017, there was approximately $0.7 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.3 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.72 years.

For the six months ended December 31, 2016

Issuances of Common Stock and Stock Options – Pursuant to New Employment Agreements

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer of the Company, effective on June 27, 2016 and the Company agreed to grant to Dr. Bertolino under the Company’s 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date, and the remaining 50% upon the second anniversary of the effective date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control of the Company (as defined in the employment agreement). The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018. The 617,839 stock options valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.39 per share. During the three months and six months ended December 31, 2017, the Company recorded approximately $845,000 and $1,134,000 of total stock-based compensation, respectively. The $845,000 of stock-based compensation expense for the three months ended December 31, 2017 included approximately $295,000 of stock option expense and $550,000 of stock awards. The $1,134,000 of stock-based compensation expense for the six months ended December 31, 2017 included approximately $396,000 of stock option expense and $738,000 of stock awards.

In December, 2017 and October, 2017, respectively, the Company was able to conclude both the Phase 2b psoriasis study and a Phase 2 oral mucositis study; therefore the remaining 50% of the shares and options vested to Dr. Bertolino, and all remaining shares and options granted on June 27, 2016 were fully amortized and expensed during the three-month period ended December 31, 2017.

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

On September 1, 2016, the Company and Ms. Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Portfolio Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness, under the 2016 Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company, and (ii) ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one-third upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.37 per share. They will be amortized over 3 years to September 1, 2019. During the three months and six months ended December 31, 2017, the Company recorded approximately $25,000 and $50,000 of total stock-based compensation, respectively. The $25,000 of stock-based compensation expense for the three months ended December 31, 2017 included approximately $18,000 of stock option expense and $7,000 of stock awards. The $50,000 of stock-based compensation expense for the six months ended December 31, 2017 included approximately $36,000 of stock option expense and $14,000 of stock awards.

On September 15, 2016, the Company and Dr. Lang entered into an executive employment agreement as the Company’s VP, Regulatory Affairs, effective on September 15, 2016. Commencing on September 15, 2016, the Company agreed to pay Dr. Lang an annual salary of $250,000. In addition, the Company agreed to grant to Dr. Lang under the 2016 Plan (i) 63,492 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one-third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company, and (ii) ten-year options to purchase 188,262 shares of the Company’s common stock were also granted at an exercise price of $1.26 per share, which shall vest upon the earliest to occur of the following: (1) one-third upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 63,492 shares were valued at approximately $80,000, which will be amortized over three years to September 15, 2019. The 188,262 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 15, 2019. During the three months ended December 31, 2017 and 2016, the Company recorded approximately $0 and $4,000 of stock-based compensation expense for these equity grants, respectively. There was no stock-based compensation expense for Dr. Lang since she resigned on March 17, 2017 and the 63,492 restricted shares and the 188,262 stock options were forfeited. The $4,000 included approximately $3,000 of stock option expense and $1,000 for the stock awards.

Issuance of Common Stock to Consultants for Services

On July 18, 2016, the Company issued 7,500 shares to a consultant for service rendered. The value of these 7,500 shares at $1.38 per share was approximately $10,000.

On August 1, 2016, the Company issued 11,720 shares to a consultant for service rendered. The value of these 11,720 shares at $1.28 per share was approximately $15,000.

Exercise of options

During the three months and six months ended December 31, 2017 and 2016, there were no stock options exercised.

Note 11. Equity Transactions

For the six months ended December 31, 2017

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Stock Purchase Agreement. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 is amortized pro-rata as the funding is received. The amortized amount of $31,000 was recorded to additional paid-in capital for the six months ended December 31, 2017. The unamortized portion is carried on the balance sheet as deferred offering costs and was $183,000 at December 31, 2017. The Company registered the resale of all shares that Aspire Capital will purchase under this common stock purchase agreement. To the extent Aspire Capital purchases shares under this Purchase Agreement and subsequently sells those shares purchased, the other holders of shares of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise wish to effect sales.

During the period from September 6, 2017 to December 31, 2017, the Company generated proceeds of approximately $4.4 million under the new 2017 agreement with Aspire Capital from the sale of approximately 6.6 million shares of its common stock. As of December 31, 2017, the available balance under the new equity line agreement was approximately $25.6 million.

On March 30, 2015, the Company entered into its prior common stock purchase agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. In consideration for entering into this stock purchase agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 was amortized as the funding was received. The unamortized portion of deferred offering costs from this stock purchase agreement of $227,000 was recorded to additional paid-in capital during the six months ended December 31, 2017, since the Company entered into a new $30 million common stock purchase agreement with Aspire Capital, to replace this prior $30 million 2015 Aspire Capital agreement, on September 6, 2017. During the period from July 1, 2017 to September 5, 2017, the Company generated proceeds of approximately $2.1 million under this 2015 agreement with Aspire Capital, from the sale of approximately 2.6 million shares of its common stock.

Note 12. Subsequent Events

Equity Transactions

From January 1, 2018 to February 7, 2018, the Company has generated additional proceeds of approximately $0.6 million under the Common Stock Purchase Agreement with Aspire Capital from the sale of approximately 0.9 million shares of its common stock.

On February 1, 2018, 3,333 shares of the Company’s restricted stock vested to Ms. Anne Ponugoti according to Ms. Ponugoti’s employment agreement. The total taxable compensation to Ms. Ponugoti for the 3,333 vested shares was $2,433, which is priced at the closing stock price on January 31, 2018 at $0.73 a share. The Company issued 2,645 common shares (net share issuance amount), which is approximately 79% of the total vested common share amount of 3,333 common shares due to be issued to Ms. Ponugoti. The remaining 688 shares of common stock were withheld from Ms. Ponugoti for the payment of payroll taxes to the Federal and State taxing authorities.

On February 5, 2018, the Board of Directors approved the retirement of 567,872 shares of its common stock in treasury, which shares are issued but are not outstanding. These shares included the 688 shares withheld from Ms. Ponugoti, as a result, all treasury shares of the Company were retired.

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

Management’s Plan of Operation

Overview

Innovation Pharmaceuticals Inc. is a clinical stage biopharmaceutical company developing innovative therapies for inflammatory diseases, oncology, dermatology, and anti-infectives applications. The Company owns the rights to numerous drug compounds, including Prurisol (KM-133), which is in development for psoriasis; Brilacidin, our lead drug in a new class of compounds called defensin-mimetics; and Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound.

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

Clinical Development Programs

Compound	Target/Indication	Clinical Status
Prurisol	Psoriasis	Phase 2b (Completed)
Brilacidin	*ABSSSI	Phase 2 (Completed)
	Oral Mucositis	Phase 2 (Completed; Fast Track)
	Inflammatory Bowel Disease	Phase 2 (Proof of Concept) Study (Completed)
Kevetrin	Ovarian Cancer	Phase 2

________________

*ABSSSI- Acute Bacterial Skin and Skin Structure Infection

Recent Developments

Business Development Activities

A key strategic priority for the Company remains the out-licensing of its mid-stage, first-in-class clinical assets to global and/or specialty pharmaceutical companies who have expressed an interest in our pipeline. Successfully securing partnerships would afford the Company access to immediate and potentially recurring sources of non-dilutive capital, including upfront fees, milestone-based payments and tiered royalties.

Research and development efforts are concentrated on Prurisol, Brilacidin, and Kevetrin:

•

Prurisol - Prurisol, our lead anti-psoriasis drug candidate, is a small molecule compound acting on the principles of immune modulation and PRINS (Psoriasis susceptibility-related RNA Gene Induced by Stress) reduction that has been found to be effective against psoriasis in animal models, both in induced psoriasis as well as a xenograft model with human psoriatic tissue. It is currently in Phase 2 clinical development with the recently completed study below:

Active Clinical Trials: Phase 2b, Multi-center, Randomized, Double Blind, Parallel Group, Placebo-controlled Trial to Study the Efficacy and Safety of Two Oral Doses of Prurisol Administered Twice Daily for Twelve Weeks to Subjects with Moderate to Severe Chronic Plaque Psoriasis

•

Brilacidin - This lead drug candidate is in a new immunomodulatory class with anti-inflammatory and antibiotic properties called defensin-mimetics. Modeled after Host Defense Proteins (HDPs), the “front-line” of defense in the immune system, it is a small, non-peptidic, synthetic molecule that kills pathogens swiftly and thoroughly. Just as importantly, Brilacidin also functions in a robust immunomodulatory capacity, lessening inflammation and promoting healing. In June 2017, the Company completed an open-label Phase 2 Proof-of-Concept (PoC) trial of Brilacidin for the treatment by daily enema of ulcerative proctitis (UP)/ ulcerative proctosigmoiditis (UPS), two types of Inflammatory Bowel Diseases (IBD). Study results showed significant patient benefit and low systemic absorption. The Company is also studying Brilacidin’s effect on Oral Mucositis (under Fast Track designation) and, in October 2017, announced it had completed the Phase 2 study below:

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

In early 2018, the Company approved steps to focus its efforts on clinical trials for its lead drug candidates. Among other changes, the salary of Dr. Krishna Menon, the Company’s President of Research, was reduced by 50%, and the Company anticipates further reductions to staff unrelated to clinical trials.

The Company’s common stock traded under the stock symbol “CTIX” on the OTCQB until the market close of June 8, 2017. As of June 9, 2017, trading on the OTCQB began under the new Innovation Pharmaceuticals name and ticker symbol “IPIX”.

Set forth below is an overview of our research and development efforts on Prurisol, Kevetrin, and Brilacidin during fiscal 2018 and through the date of this Quarterly Report on Form 10-Q. We have entered into multiple non-disclosure agreements with large and mid-sized pharmaceutical companies that enable us to continue ongoing discussions regarding potential partnering should the below trial results support such a relationship.

Prurisol

The Company recently completed a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for subjects with moderate to severe plaque psoriasis. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of twelve weeks.

We are currently awaiting data from the trial. Subject recruitment was slower than projected due to competitive trials. In response, we added additional investigator sites. We completed the trial in December 2017. Our expenditures on Prurisol were approximately $3.3 million and $1.6 million during the six months ended December 31, 2017 and 2016, respectively.

Future expenditures on Prurisol will be determined by the trial results when available.

Kevetrin

The Company has commenced a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The main objective of the trial focuses on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. Highly encouraging preliminary positive data from the first patients treated showed direct evidence of molecular pathways modulation in tumors. Modulation of the p53 protein was observed in response to administration of Kevetrin; pathways analyses also pointed to concomitant cell cycle modulation at the level of gene expression. The Company believes that further pathways detail and clinical tumor responses would best be observable with more frequent and potentially higher drug exposure. Thus, the Company has decided to discontinue further enrollment into the current clinical trial and consider a similar trial when ongoing efforts result in the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial Phase 1 clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin began January 2017.

Our expenditures on Kevetrin were approximately $0.3 million and $0.3 million during the six months ended December 31, 2017 and 2016, respectively.

Brilacidin

Topical Brilacidin Clinical Studies (Trials)

One trial of Brilacidin completed in October 2017 was a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and another was completed in July 2017, which was an open-label Phase 2 Proof-of-Concept (PoC) trial of Brilacidin for the treatment of ulcerative proctitis /proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Diseases (IBD).

Oral Mucositis (OM): Study - In the completed randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of head and neck cancer, interim analysis of patients who received at least 55 Gy cumulative units of radiation showed the use of Brilacidin-OM met its primary endpoint with a clearly reduced incidence of severe OM (SOM) (WHO Grade ≥ 3) compared to placebo. A summary of key secondary endpoints analysis showed that based on Kaplan-Meier curves, Brilacidin-OM oral rinse showed a clear separation from placebo in delaying the onset of SOM—particularly the period from approximately 28-42 days, after the initiation of treatment, during which the incidence of SOM rose strikingly in the placebo group while not in the group being treated with Brilacidin. The delay of onset of SOM data further support the positive primary endpoint findings that showed a clear reduction in the incidence of SOM in patients receiving Brilacidin-OM treatment.

Given that Brilacidin-OM successfully prevented SOM from occurring, as well as delayed its onset, in a substantial number of patients, data comparisons aimed at assessing potential reduction in the duration of SOM were constrained by the fewer number of Brilacidin-OM treated patients that could be included in such analysis. While Brilacidin-OM appeared to decrease the initial duration of SOM (time from the initial WHO Grade ≥ 3 to the first WHO Grade ≤ 2 OM assessment), detailed interpretation of this and other duration data comparisons were limited.

UP/UPS: Study - This completed Phase 2a trial comprises three sequential cohorts, with progressive dose escalation by cohort—Cohort A (6 patients) -50 mg, Cohort B (6 patients) -100 mg, and Cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The Primary Efficacy Endpoint of Clinical Remission (accounting for Stool Frequency, Rectal Bleeding and Endoscopy Findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient Quality of Life (as assessed by the Short Inflammatory Bowel Disease Questionnaire or “SIBDQ”) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. Further analyses of data are ongoing.

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

Our expenditures on Brilacidin were approximately $1.2 million and $0.8 million during the six months ended December 31, 2017 and 2016, respectively.

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

For the three months ended December 31, 2017 and 2016

Revenue

We generated no revenue and incurred operating expenses of approximately $4.5 million and $3.3 million for the three months ended December 31, 2017 and 2016, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2017 Vs. 2016
	2017	2016	$	%

Clinical studies and development research	$2,341,000	$1,662,000	679,000	41%
Officers’ payroll and payroll tax expenses related to R&D Department	223,000	218,000	5,000	2%
Employees payroll and payroll tax expenses related to R&D Department	262,000	354,000	(92,000)	(26)%
Stock-based compensation - officers	989,000	289,000	700,000	242%
Stock-based compensation - employees	42,000	50,000	(8,000)	(16)%
Stock-based compensation - consultants	-	8,000	(8,000)	(100)%
Depreciation and amortization expenses	106,000	102,000	4,000	4%
Total	$3,963,000	$2,683,000	1,280,000	48%

Research and development expenses for proprietary programs increased during the three months ended December 31, 2017 primarily due to higher spending on our Brilacidin program and Prurisol program.

Officers’ payroll will decrease in future periods due to the 50% reduction in salary of one officer, which became effective on January 16, 2018. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Employees payroll and payroll tax expenses decreased during the three months ended December 31, 2017 related to fewer employees engaged in preclinical development in September, 2017, which led to the decrease in employees’ payroll during the quarter ended December 31, 2017.

Stock- based compensation - officers increased during the three months ended December 31, 2017 primarily related to the stock-based compensation given to our new President and Chief Medical Officer on September 1, 2017 and the vesting milestones for the stocks and options granted to our President and Chief Medical Officer on June 27, 2016 became fully vested and expensed for the completed clinical trials in December, 2017.

Stock-based compensation- employee decreased during the three months ended December 31, 2017 due to the decrease in stock awards granted to employees during the quarter ended December 31, 2017 compared with the same period in 2016.

Stock-based compensation- consultant decreased during the three months ended December 31, 2017 due to no stock awards were granted to consultants during the quarter ended December 31, 2017.

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

Below is a summary of our general and administrative expenses for the three months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2017 vs. 2016
	2017	2016	$	%

Insurance and health expense	$109,000	$121,000	(12,000)	(10)%
Patent expenses	-		-	-%
Rent and utility expense	65,000	69,000	(4,000)	(6)%
Other G&A	123,000	154,000	(31,000)	(20)%
Total	$297,000	$344,000	(47,000)	(14)%

General and administrative expenses decreased during the three months ended December 31, 2017 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31		2017 vs. 2016
	2017	2016	$	%

Officers’ payroll and payroll tax expenses	$130,000	$130,000	-	-

There was no change in Officers’ payroll and payroll tax expenses for the Company during the three months ended December 31, 2017 and 2016. The officers’ payroll and payroll tax expenses represented one officer’s payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Dr. Menon. The Company recorded 90% of payroll paid to Dr. Menon and the related payroll tax expenses under Research and Development Expense.

Professional Fees

Below is a summary of our Professional fees for the three months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2017 vs. 2016
	2017	2016	$ %

Audit, legal and professional fees	$78,000	152,000	(74,000)	(49)%

Professional fees decreased during the three months ended December 31, 2017 primarily related to decrease in legal fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2017 vs. 2016
	2017	2016	$	%

Interest Income	$-	1,000	(1,000)	(100)%
Interest Expenses	(50,000)	(50,000)	-	-%
Other Income (Expense), net	$(50,000)	(49,000)	(1,000)	(2)%

There was slight decrease in interest income from bank deposits and there was no change in interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements).

Net Losses

We incurred net losses of $4.5 million and $3.4 million for the three months ended December 31, 2017 and 2016, respectively because of the above-mentioned factors.

For the six months ended December 31, 2017 and 2016

Revenue

We generated no revenue and incurred operating expenses of approximately $9.0 million and $6.3 million for the six months ended December 31, 2017 and 2016, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the six months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2017 Vs. 2016
	2017	2016	$	%

Clinical studies and development research	$5,124,000	3,009,000	2,115,000	70%
Officers’ payroll and payroll tax expenses related to R&D Department	441,000	453,000	(12,000)	(3)%
Employees payroll and payroll tax expenses related to R&D Department	592,000	609,000	(17,000)	(3)%
Stock-based compensation - officers	1,326,000	578,000	748,000	129%
Stock-based compensation - employees	74,000	63,000	11,000	17%
Stock-based compensation - consultants	-	50,000	(50,000)	(100)%
Depreciation and amortization expenses	211,000	198,000	13,000	7%
Total	$7,768,000	4,960,000	2,808,000	57%

Research and development expenses for proprietary programs increased during the six months ended December 31, 2017 primarily due to higher spending on our Brilacidin program and Prurisol program.

Officers’ payroll will decrease in future periods due to the 50% reduction in salary of one officer, which became effective on January 16, 2018. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Employees payroll and payroll tax expenses decreased during the six months ended December 31, 2017 related to the decrease in employees during the six months ended December 31, 2017.

Stock-based compensation - officers increased during the six months ended December 31, 2017 primarily related to the stock-based compensation given to our President and Chief Medical Officer on September 1, 2017 and the stocks and options granted to our new President and Chief Medical Officer on June 27, 2016 that became fully vested and expensed due to the completed clinical trial milestones in December, 2017.

Stock-based compensation- employee increased during the six months ended December 31, 2017 due to the increase in stock awards to employees during the six months ended December 31, 2017 compared with the same period in 2016.

Stock-based compensation- consultants decreased during the six months ended December 31, 2017 due to granting fewer stock awards to consultants during the six months ended December 31, 2017.

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

Below is a summary of our general and administrative expenses for the six months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2017 vs. 2016
	2017	2016	$	%

Insurance and health expense	$236,000	258,000	(22,000)	(9)%
Patent expenses	-	2,000	(2,000)	(100)%
Rent and utility expense	127,000	130,000	(3,000)	(2)%
Other G&A	231,000	316,000	(85,000)	(27)%
Total	$594,000	706,000	(112,000)	(16)%

General and administrative expenses decreased during the six months ended December 31, 2017 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the six months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Six months ended		Change
	December 31		2017 vs. 2016
	2017	2016	$ %

Officers’ payroll and payroll tax expenses	$260,000	260,000	-	-%

There was no change in Officers’ payroll and payroll tax expenses for the Company during the six months ended December 31, 2017 and 2016. The officers’ payroll and payroll tax expenses represented one officer’s payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Dr. Menon. The Company recorded 90% of payroll paid to Dr. Menon and the related payroll tax expenses under Research and Development Expense.

Professional Fees

Below is a summary of our Professional fees for the six months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Six months ended		Change
	December 31,		2017 vs. 2016
	2017	2016	$ %

Audit, legal and professional fees	$330,000	361,000	(31,000)	(9)%

Professional fees decreased during the six months ended December 31, 2017 primarily related to decrease in legal fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the six months ended December 31, 2017 and 2016, respectively (rounded to nearest thousand):

	Six months ended		Change
	December 31,		2017 vs. 2016
	2017	2016	$	%

Interest Income	$1,000	2,000	(1,000)	(50)%
Interest Expenses	(101,000)	(101,000)	-	-%
Other Income (Expense), net	$(100,000)	(99,000)	(1,000)	(1)%

There was slight decrease in interest income from bank deposits and there was no change in interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements).

Net Losses

We incurred net losses of $9.1 million and $6.4 million for the six months ended December 31, 2017 and 2016, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next Twelve Months

As of December 31, 2017, we had approximately $3.2 million in cash compared to $4.1 million of cash as of June 30, 2017. We anticipate that future budget expenditures will be approximately $12.2 million for the next twelve months, including approximately $8.2 million for clinical activities, supportive research, and drug product development. We will require additional sources of equity capital during the fiscal year 2018 in order to meet our working capital requirements. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

On September 6, 2017, the Company entered into a $30 million common stock purchase agreement with Aspire Capital which replaced the prior $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. During the period from September 6, 2017 to December 31, 2017, the Company has generated proceeds of approximately $4.4 million under this agreement with Aspire Capital from the sale of approximately 6.6 million shares of its common stock. As of December 31, 2017, the available balance is approximately $25.6 million. Our ability to continue to fund our research and development activities and corporate overhead expenses and continue as a going concern has been and continues to be dependent on this stock purchase agreement.

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

We have been successful at raising capital in the past but there can be no assurance that additional capital will be available on terms acceptable to us or in amounts sufficient to meet our needs. In the event that we are unable to raise sufficient capital from our current financing agreement with Aspire Capital when needed or secure additional sources of funding from others, we may be required to reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including the more costly Phase 2 clinical trials and potential future Phase 3 clinical trials on our wholly-owned development programs, as these clinical trials progress into a later stage of development or severely curtail our operations or otherwise impede our ongoing business efforts, or we could be forced to cease operations altogether. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These liquidity events could prevent us from successfully executing our current operating plan.

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed the Form S-3 with the SEC on September 11, 2017, which included registering the shares underlying the 2017 $30 million Aspire Capital stock purchase agreement.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended December 31, 2017 and 2016 (rounded to nearest thousand):

	Six Months Ended December 31,		% Change Increase/
	2017	2016	(Decrease)

Net cash used in operating activities	$(7,177,000)	$(5,250,000)	37%
Net cash used in investing activities	(90,000)	(117,000)	(23)%
Net cash provided by financing activities	6,307,000	2,916,000	116%
Net decrease in cash	$(960,000)	$(2,451,000)	(61)%

Operating activities

The increase in net cash used in operating activities of $1.9 million versus the prior-year six-month period was mainly due to increases in our losses from operations of $2.4 million, largely attributable to our increase spending for research and development expenses.

Our operating activities used cash of approximately $7.2 million and $5.3 million for the six months ended December 31, 2017 and 2016, respectively. This increase was adjusted for non-cash charges for stock-based compensation, amortization and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities versus the prior-year six-month period was due to a decrease in patents costs.

During the six months ended December 31, 2017, our investing activities used cash of $0.1 million, consisting of spending on patent costs of $0.1 million. During the six months ended December 31, 2016, our investing activities used cash of $0.1 million, including the purchases of fixed assets of $0.05 million and the purchases of patents of $0.05 million.

Financing activities

The increase in net cash provided by financing activities of approximately $3.4 million versus the prior-year six-month period was due to an increase in sales of shares of our common stock to Aspire Capital.

During the six months ended December 31, 2017, we raised approximately $6.5 million in net cash proceeds from the sale of 9.2 million shares of our common stock to Aspire Capital offset by cash paid to taxing authorities arising from the withholding of shares from employees of $172,000. During the six months ended December 31, 2016, we raised approximately $2.9 million in net cash proceeds, from the sale of 2.4 million shares of our common stock to Aspire Capital.

Requirement for Additional Working Capital

The Company plans to incur total expenses of approximately $12.2 million for the next twelve months, including approximately $8.2 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $25.6 million as of December 31, 2017. Management has put in place this new 2017 equity purchase agreement with Aspire Capital to fund its future clinical trial expenses and overhead expenses over the next twelve months. This purchase agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company. Adverse market conditions in the Company’s per share price of its common stock and its trading volume may prevent the Company from funding its working capital requirements as needed.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of December 31, 2017 (rounded to the nearest million):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years

CRO obligations (1)	$2.7	$2.7	$-	$-	$-
Lease obligations (2)	$0.2	$0.1	$0.1	$-	$-
Total	$2.9	$2.8	$0.1	$-	$-

___________________

(1)	The Company has contractual minimum commitments to Contract Research Organizations as of December 31, 2017.

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

Equity Transactions

From January 1, 2018 to February 7, 2018, the Company has generated additional proceeds of approximately $0.6 million under the Common Stock Purchase Agreement with Aspire Capital from the sale of approximately 0.9 million shares of its common stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company holds investments that are subject to credit risk, but not interest rate risks. The Company does not own derivative financial instruments in our investment portfolio. Accordingly, the Company does not believe there is any material market risk exposure that would require disclosure under this item.

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

As of December 31, 2017, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2017, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: February 7, 2018	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

By:	/s/ Krishna Menon
Krishna Menon
President of Research

