Form 10-Q
period 2018-03-31
Innovation Pharmaceuticals Inc.
filed 2018-05-10
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	155,091,427
Common Stock Class B, $0.0001 par value	None

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; any statements regarding our future financial performance, results of operations, expenditures or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; compliance with regulatory requirements; and our capital needs, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Rounded to nearest thousand except for shares data)

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,336,000	$4,141,000
Prepaid expenses	40,000	308,000
Security deposits	78,000	-
Subscription receivable	-	26,000
Total Current Assets	1,454,000	4,475,000
Other Assets:
Patents - net	4,032,000	4,212,000
Equipment - net	93,000	120,000
Deferred offering costs - net	173,000	227,000
Security deposits	-	78,000
Total Other Assets	4,298,000	4,637,000
Total Assets	$5,752,000	$9,112,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approximately $1,486,000 and 1,506,000, respectively)	$4,122,000	$4,699,000
Accrued expenses - (including related party accruals of approximately $25,000 and $38,000, respectively)	306,000	711,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approximately $2,953,000 and $2,953,000, respectively)	3,017,000	3,144,000
Convertible note payable - related party	2,022,000	2,022,000
Total Current Liabilities	9,467,000	10,576,000
Total Liabilities	9,467,000	10,576,000

Commitments and contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 300,000,000 shares authorized, 147,091,427 and 135,536,501 issued as of March 31, 2018 and June 30, 2017, respectively, 147,091,427 and 135,274,421 outstanding as of March 31, 2018 and June 30, 2017, respectively	15,000	14,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	-	-
Additional paid-in capital	77,324,000	68,295,000
Accumulated deficit	(81,054,000)	(69,553,000)
Treasury Stock, at cost (0 shares and 262,080 shares as of March 31, 2018 and June 30, 2017, respectively)	-	(220,000)
Total Stockholders’ Deficiency	(3,715,000)	(1,464,000)
Total Liabilities and Stockholders’ Deficiency	$5,752,000	$9,112,000

The accompanying notes are an integral part of these condensed financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	1,776,000	3,182,000	9,544,000	8,142,000
General and administrative expenses	295,000	331,000	889,000	1,037,000
Officers' payroll and payroll tax expenses	132,000	138,000	392,000	398,000
Professional fees	195,000	201,000	525,000	562,000

Total operating expenses	2,398,000	3,852,000	11,350,000	10,139,000

Loss from operations	(2,398,000)	(3,852,000)	(11,350,000)	(10,139,000)

Other income (expenses)
Interest income	-	-	1,000	2,000
Interest expense	(51,000)	(51,000)	(152,000)	(152,000)
Total other income - net	(51,000)	(51,000)	(151,000)	(150,000)

Loss before provision for income taxes	(2,449,000)	(3,903,000)	(11,501,000)	(10,289,000)
Provision for income taxes	-	-	-	-

Net loss	$(2,449,000)	$(3,903,000)	$(11,501,000)	$(10,289,000)

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.08)

Weighted average number of common shares outstanding	146,071,627	127,270,598	141,296,395	125,599,470

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

(Rounded to nearest thousand)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,501,000)	$(10,289,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as payment for compensation, services rendered and financing costs	1,665,000	1,026,000
Amortization of patent costs	289,000	277,000
Depreciation of equipment	28,000	24,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	268,000	165,000
Accounts payable	(578,000)	664,000
Accrued expenses	(406,000)	130,000
Accrued officers' salaries and payroll taxes	(127,000)	54,000

Net cash used in operating activities	(10,362,000)	(7,949,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	-	(63,000)
Patent costs	(108,000)	(256,000)

Net cash used in investing activities	(108,000)	(319,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of offering costs	7,837,000	7,571,000
Purchase of treasury stock	(172,000)	-

Net cash provided by financing activities	7,665,000	7,571,000

NET DECREASE IN CASH	(2,805,000)	(697,000)

CASH, BEGINNING OF PERIOD	4,141,000	6,310,000

CASH, END OF PERIOD	$1,336,000	$5,613,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$156,000	$44,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Commitment shares issued as deferred offering costs	$215,000	$-
Reversal of subscription receivable to treasury stock	$26,000	$-

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

In the opinion of the management of Innovation Pharmaceuticals Inc., all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean Innovation Pharmaceuticals Inc.

Basis of Presentation and Name Change

Innovation Pharmaceuticals Inc. (the “Company”) was incorporated on August 1, 2005 in the State of Nevada. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc. In accordance with Section 92A.180 of the Nevada Revised Statutes, stockholder approval of the name change was not required.

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

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our compounds and our corporate general and administrative expenses. As of March 31, 2018, the Company has an accumulated deficit of approximately $81.1 million, representative of recurring losses since inception. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing.

At March 31, 2018, the Company’s cash amounted to $1.3 million and current liabilities amounted to $9.5 million, of which $6.5 million were payables to related parties with no immediate payment terms (See Note 8- Related Party Transactions in the Notes to Condensed Financial Statements section below). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the nine months ended March 31, 2018 was approximately $10.4 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the nine months ended March 31, 2018 and 2017, amounted to $11.5 million and $10.3 million, respectively, and we had a working capital deficit of approximately $8.0 million and $6.1 million, respectively at March 31, 2018 and June 30, 2017.

Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $12.2 million for the next twelve months, raise doubt about its ability to continue as a going concern. The Company’s plans to alleviate the doubt of its ability to continue as a going concern primarily include controlling the timing and spending on its research and development programs, thereby being able to decrease its current budgeted expenditures mentioned above for the next 12 months, as needed and to continue raising additional funds through equity financings from its common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”). The Company may consider other plans to fund operations including: (1) raising additional capital through debt financings or from other sources; (2) additional funding through new relationships to help fund future clinical trial costs (i.e. licensing and partnerships); (3) reducing spending on one or more research and development programs by discontinuing development; and/or (4) restructuring operations to change its overhead structure. The Company may issue securities, including shares of common stock, shares of preferred stock and stock purchase contracts through private placement transactions or registered public offerings, pursuant to its registration statement on Form S-3 filed with the SEC on September 11, 2017 and declared effective on September 21, 2017. Pursuant to the instructions to Form S-3, if the Company’s non-affiliate market capitalization as of an applicable measurement time, such as upon the filing of the Company’s Annual Report on Form 10-K, does not equal or exceed $75 million, the Company will be unable to offer and sell securities from its effective shelf registration statement on Form S-3.

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

On September 6, 2017, the Company entered into a new $30 million common stock purchase agreement with Aspire Capital (the “2017 Agreement”) to replace the prior 2015 $30 million common stock purchase agreement with Aspire Capital (the “2015 Agreement”). During the period from July 1, 2017 to September 5, 2017, the Company generated proceeds of approximately $2.1 million under the 2015 Agreement from the sale of approximately 2.6 million shares of its common stock. During the period from September 6, 2017 to March 31, 2018, the Company generated proceeds of approximately $5.7 million under the 2017 Agreement from the sale of approximately 8.7 million shares of its common stock. As of March 31, 2018, the available balance under the 2017 Agreement is approximately $24.3 million.

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

Net Loss Per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares and unvested restricted stock. Common share equivalents of 47 million and 46 million shares of common stock were excluded from the computation of diluted loss per share for the nine months ended March 31, 2018 and 2017, respectively, because we incurred net losses for the nine months ended March 31, 2018 and 2017, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 0 shares and 262,080 shares of treasury stock outstanding, purchased at a total cumulative cost of $0 and $220,000 at March 31, 2018 and June 30, 2017, respectively (see Note 10).

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

The components of stock-based compensation expense included in the Company’s Condensed Statements of Operations for the three months and nine months ended March 31, 2018 and 2017 are as follows (rounded to nearest thousand):

	Three months ended March 31		Nine months ended March 31
	2018	2017	2018	2017
Research and development expenses
Professional fees	$80,000	$5,000	$80,000	$55,000
Employees’ bonus	41,000	48,000	115,000	110,000
Officers’ bonus	144,000	283,000	1,470,000	861,000
Total stock-based compensation expense	$265,000	$336,000	$1,665,000	$1,026,000

Recent Adopted Accounting Pronouncements

Stock Compensation - In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified the income tax consequences, accounting for forfeitures and classification on the Statement of Cash Flows with (i) excess tax benefits being classified as cash inflows provided by operating activities, and (ii) cash paid to taxing authorities arising from the withholding of shares from employees being classified as cash outflows used in financing activities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. This new pronouncement was adopted on July 1, 2016 and did not have a material effect on the Company’s financial position or results of operations, but had an effect of the classification of cash paid to taxing authorities arising from the withholding of shares from employees (treasury stock), classified as cash outflows used in financing activities.

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

Note 4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	March 31,	June 30,
	(years)	2018	2017

Purchased Patent Rights – Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights – Anti-microbial – surfactants and related compounds	12	144,000	144,000
Patents – Kevetrin and related compounds	17	1,417,000	1,308,000
		5,643,000	5,534,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,386,000)	(1,158,000)
Accumulated amortization for Patents –Kevetrin and related compounds		(225,000)	(164,000)
		$4,032,000	$4,212,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense was approximately $96,000 and $95,000, for the three months ended March 31, 2018 and 2017, respectively and was approximately $289,000, and $277,000 for the nine months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the future amortization period for all patents was approximately 7.43 years to 16.75 years. Future estimated annual amortization expenses are approximately $96,000 for the year ending June 30, 2018, $383,000 for each year from 2019 to 2025, $374,000 for the year ending June 30, 2026, $371,000 for the year ending June 30, 2027, $134,000 for the year ending June 30, 2028, $80,000 for the years ending June 30, 2029 through the years ended 2032, $41,000 for the year ending June 30, 2033, $10,000 for the year ending June 30, 2034 and $2,000 for the year ending June 30, 2035.

Compounds with Activity Against Gram-Negative Bacteria and Fungi

As research at the Company is now focused on supporting its clinical trials, we have reduced costs associated with the licensing of intellectual property for gram-negative bacteria and anti-fungal compounds by returning our patent portfolio titled “Compounds and Methods for Treating Candidiasis and Aspergillus Infections” back to the university co-licensor. The Company at this time does not have any active gram-negative or anti-fungal programs and therefore has decided not to pay for the maintenance of these Patent Rights. The net book value of the impaired patent as of March 31, 2018 is not material.

Note 5. Accrued Expenses

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31,	June 30,
	2018	2017
Accrued research and development consulting fees	$281,000	$673,000
Accrued rent (Note 8) – related parties	13,000	21,000
Accrued interest – (Note 9) related parties	12,000	17,000
Total	$306,000	$711,000

Note 6. Accrued Salaries and Payroll Taxes – Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31,	June 30,
	2018	2017
Accrued salaries - related parties	$2,823,000	$2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	-	86,000
Withholding tax - payroll	64,000	105,000
Total	$3,017,000	$3,144,000

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

As of March 31, 2018, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2018	$54,000
2019	54,000
Total minimum payments	$108,000

Rent expense, net of lease income, under this operating lease agreement was approximately $53,000 and $52,000 for the three months ended March 31, 2018 and 2017, respectively and was approximately $157,000 and $153,000 for the nine months ended March 31, 2018 and 2017, respectively. Before September 2013, the Company paid rent to Kard Scientific for office space and details are shown at Note 8 - Related Party Transactions below.

Operating Leases - Equipment

We leased equipment under a non-cancelable operating lease that expired in April, 2018. As of March 31, 2018, there was no future minimum rental commitment for our operating lease for the next twelve months.

Contractual Commitments

The Company has total contractual minimum commitments of approximately $1.0 million to contract research organizations as of March 31, 2018. Expenses are recognized when services are performed by the contract research organizations.

Note 8. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President of Research, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, and since September 1, 2013, the Company no longer leases space from KARD. At March 31, 2018 and June 30, 2017, rent payable to KARD of approximately $13,000 and $21,000, respectively, were included in accrued expenses.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. The Company had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., (“Innovative Medical”) a company owned by Mr. Ehrlich and Dr. Menon, officers of the Company, has co-signed the lease and rents approximately 200 square feet of office space, the space previously used by the Company and pays the Company $900 per month, the same amount the Company previously paid KARD. Innovative Medical paid total rent of approximately $3,000 and $9,000 to the Company for both of the three months and nine months ended March 31, 2018 and 2017 and the rental payment was offset with the accrued rent owed to KARD.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At March 31, 2018 and June 30, 2017, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

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

At March 31, 2018 and June 30, 2017, approximately $12,000 and $17,000, respectively, is the accrued interest payable on this note.

At March 31, 2018 and June 30, 2017, principal balance of this demand note was approximately $2,022,000.

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2017	40,655,245	$0.22	3.61	$31,662,730

Granted	1,070,826	0.75	8.14
Forfeited/expired	(277,924)	2.44
Outstanding at March 31, 2018	41,448,147	0.22	3.01	$14,819,300

Exercisable at March 31, 2018	40,452,299	0.21	2.87	$14,819,300

The fair value of options granted for the nine months ended March 31, 2018 and 2017 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Nine months ended
	March 31,
	2018	2017
Expected term (in years)	5 - 10	3 - 10
Expected stock price volatility	52.80% to 106.01%	57.63% to 111.62%
Risk-free interest rate	2.15% to 2.56%	0.71% to 2.49%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $265,000 and $336,000 of total stock-based compensation costs related to stock and stock options awards for the three months ended March 31, 2018 and 2017, respectively. The Company recognized approximately $1,665,000 and $1,026,000 of total stock-based compensation costs related to stock and stock options awards for the nine months ended March 31, 2018 and 2017, respectively.

The $1,665,000 of total stock-based compensation expense for the nine months ended March 31, 2018 included approximately $677,000 of stock options expense and $988,000 of stock awards.

For the nine months ended March 31, 2018

On February 1, 2018, the Company agreed to issue options to purchase 75,000 shares of common stock to each of two consultants for specified services to be provided from February 1, 2018 to January 31, 2019 in accordance with agreements with the consultants. During the nine months ended March 31, 2018, the Company recorded approximately $8,000 of related stock-based compensation.

On February 10, 2017, the Company entered into verbal agreements with two consultants to issue options to purchase 50,000 shares of common stock and 75,000 shares of common stock, respectively, to the two consultants for services to be performed from February 13, 2017 to January 31, 2018 in accordance with their consulting agreements. The Company formally signed the agreements with the two consultants on March 13, 2018. During the nine months ended March 31, 2018, the Company recorded approximately $72,000 of related stock-based compensation.

On September 1, 2017, the Company agreed to grant to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date and the remaining 50% upon the second anniversary of the effective date; (2) shares of the Company’s common stock close above $3.00 per share (as may be adjusted for any stock splits or similar actions); (3) the commencement of trading of shares of the Company’s common stock on a national securities exchange; or (4) upon a change in control of the Company. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options will be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring are met at an earlier date. At March 31, 2018, the Company determined that it was not probable that these accelerated vesting provisions would occur earlier than the scheduled vesting date. During the three months and nine months ended March 31, 2018, the Company recorded approximately $144,000 and $336,000 of total stock-based compensation, respectively. The $144,000 of stock-based compensation expense for the three months ended March 31, 2018 included approximately $50,000 of stock option expense and $94,000 of stock awards. The $336,000 of stock-based compensation expense for the nine months ended March 31, 2018 included approximately $117,000 of stock option expense and $219,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the three months and nine months ended March 31, 2018, the Company recorded approximately $13,000 and $30,000 of total stock-based compensation, respectively. The $13,000 of stock-based compensation expense for the three months ended March 31, 2018 included approximately $9,000 of stock option expense and $4,000 of stock awards. The $30,000 of stock-based compensation expense for the nine months ended March 31, 2018 included approximately $22,000 of stock option expense and $8,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Anne Ponugoti, under the 2016 Plan, ten-year options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.705 per share, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 5,000 stock options were valued at approximately $3,000 and will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the three months and nine months ended March 31, 2018, the Company recorded approximately $300 and $700 of stock option expense for this option grant.

On January 9, 2017, the Company and Ms. Ponugoti entered into an executive employment agreement as the Company’s Associate Director, Clinical Sciences, effective on February 1, 2017. Pursuant to the employment agreement, the Company issued 10,000 shares of restricted stock and options to purchase 30,000 shares of common stock under the 2016 Plan. During the three months and nine months ended March 31, 2018, the Company recorded approximately $3,000 and $9,000 of total stock-based compensation, respectively. The $3,000 of stock-based compensation expense for the three months ended March 31, 2018 included approximately $2,000 of stock option expense and $1,000 of stock awards. The $10,000 of stock-based compensation expense for the nine months ended March 31, 2018 included approximately $7,000 of stock option expense and $3,000 of stock awards.

Purchase of Treasury Stock - cash paid to Federal and State Taxing Authorities arising from the withholding of common shares from officers’ vested restricted stock grant issuance and issuance of Treasury Stock and the reversal of outstanding stock subscription receivable

On September 1, 2017, 19,465 shares of the Company’s restricted stock vested to Ms. Harness according to Ms. Harness’s employment agreement. The total taxable compensation to Ms. Harness for the 19,465 vested shares was $14,000, which is priced at the closing stock price on September 1, 2017 at $0.705 a share.

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

The Company issued 295,286 common shares (net share issuance amount), which is approximately 55% of the total vested common share amount of 533,334 common shares due to be issued to Dr. Bertolino. The remaining 238,048 shares of common stock were withheld from Dr. Bertolino for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

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

There were 0 shares and 262,080 shares of treasury stock outstanding at March 31, 2018 and June 30, 2017, respectively, purchased at a total cumulative cost of $0 and $220,000 at March 31, 2018 and June 30, 2017, respectively.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity for our restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2017	601,728	$1.39
Total shares granted	1,125,061	0.71
Total shares vested	(556,132)	1.40
Total shares forfeited
Total unvested shares outstanding at March 31, 2018	1,170,657	$0.73

Scheduled vesting for outstanding restricted stock awards at March 31, 2018 is as follows:

	Year Ending June 30,
	2018	2019	2020	2021	Total

Scheduled vesting	0	575,596	575,597	19,464	1,170,657

As of March 31, 2018, there was approximately $0.6 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.4 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.48 years.

For the nine months ended March 31, 2017

Issuances of Common Stock and Stock Options – Pursuant to New Employment Agreements

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer of the Company, effective on June 27, 2016 and the Company agreed to grant to Dr. Bertolino under the Company’s 2016 Equity Incentive Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date, and the remaining 50% upon the second anniversary of the effective date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control of the Company (as defined in the employment agreement). The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018. The 617,839 stock options valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.39 per share. During the three months and nine months ended March 31, 2018, the Company recorded approximately $0 and $1,134,000 of total stock-based compensation, respectively. There was no stock-based compensation expense for the three months ended March 31, 2018 for it was fully expensed. The $1,134,000 of stock-based compensation expense for the nine months ended March 31, 2018 included approximately $396,000 of stock option expense and $738,000 of stock awards.

In December, 2017 and October, 2017, respectively, the Company was able to conclude both the Phase 2b psoriasis study and a Phase 2 oral mucositis study; therefore the remaining 50% of the shares and options vested to Dr. Bertolino, and all remaining shares and options granted on June 27, 2016 were fully amortized and expensed in December, 2017.

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

On September 1, 2016, the Company and Ms. Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Portfolio Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness, under the 2016 Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company, and (ii) ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one-third upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.37 per share. They will be amortized over 3 years to September 1, 2019. During the three months and nine months ended March 31, 2018, the Company recorded approximately $25,000 and $75,000 of total stock-based compensation, respectively. The $25,000 of stock-based compensation expense for the three months ended March 31, 2018 included approximately $18,000 of stock option expense and $7,000 of stock awards. The $75,000 of stock-based compensation expense for the nine months ended March 31, 2018 included approximately $54,000 of stock option expense and $21,000 of stock awards.

Exercise of options

During the three months and nine months ended March 31, 2018 and 2017, there were no stock options exercised.

Note 11. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Stock Purchase Agreement. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 is amortized pro-rata as the funding is received. The amortized amount of $41,000 was recorded to additional paid-in capital for the nine months ended March 31, 2018. The unamortized portion is carried on the balance sheet as deferred offering costs and was $173,000 at March 31, 2018. The Company registered the sale of all shares that Aspire Capital will purchase under this common stock purchase agreement. To the extent Aspire Capital purchases shares under this Purchase Agreement and subsequently sells those shares purchased, the other holders of shares of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise wish to effect sales.

During the period from September 6, 2017 to March 31, 2018, the Company generated proceeds of approximately $5.7 million under the new 2017 agreement with Aspire Capital from the sale of approximately 8.7 million shares of its common stock. As of March 31, 2018, the available balance under the new equity line agreement was approximately $24.3 million.

On March 30, 2015, the Company entered into its prior common stock purchase agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. In consideration for entering into this stock purchase agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 was amortized as the funding was received. The unamortized portion of deferred offering costs from this stock purchase agreement of $227,000 was recorded to additional paid-in capital in September, 2017, since the Company entered into a new $30 million common stock purchase agreement with Aspire Capital, to replace this prior $30 million 2015 Aspire Capital agreement, on September 6, 2017. During the period from July 1, 2017 to September 5, 2017, the Company generated proceeds of approximately $2.1 million under this 2015 agreement with Aspire Capital, from the sale of approximately 2.6 million shares of its common stock.

Note 12. Subsequent Events

Equity Transactions

From April 1, 2018 to May 9, 2018, the Company has generated additional proceeds of approximately $2.0 million under the Common Stock Purchase Agreement with Aspire Capital from the sale of approximately 8.0 million shares of its common stock.

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

Management’s Plan of Operation

Overview

Innovation Pharmaceuticals Inc. is a clinical stage biopharmaceutical company developing innovative therapies for inflammatory diseases, oncology, dermatology, and anti-infectives applications. The Company owns the rights to numerous drug compounds, including Brilacidin, our lead drug in a new class of compounds called defensin-mimetics; Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound; and Prurisol (KM-133), which is in development for psoriasis.

Effective June 5, 2017, the Company changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc.

The Company devotes most of its efforts and resources on business development and the clinical trials of its compounds.

Business Development Activities

The Company is engaged in discussions and negotiations regarding the out-licensing of its mid-stage, first-in-class clinical assets to global and/or specialty pharmaceutical companies who have expressed an interest in one or more assets in our pipeline. Successfully securing partnerships would afford the Company access to immediate and potentially recurring sources of non-dilutive capital, including upfront fees, milestone-based payments and tiered royalties.

Recently, we released results from our completed Phase 2 Brilacidin study on Oral Mucositis. The results have attracted inquiries, additional confidential disclosure agreements, and discussions with pharmaceutical companies.

Clinical Development Programs

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

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis	Phase 2 (Completed; Fast Track Designation)
	Inflammatory Bowel Disease	Phase 2 (Completed; Proof of Concept Study)
	*ABSSSI	Phase 2b (Completed; **QIDP; Fast Track Designation)
Kevetrin	Ovarian Cancer	Phase 2 (Completed; Orphan Drug Designation)
Prurisol	Psoriasis	Phase 2b (Completed)

________________

*ABSSSI- Acute Bacterial Skin and Skin Structure Infection **Qualified Infectious Disease Product

Recent Developments

In early 2018, the Company approved steps to focus its efforts on clinical trials for its lead drug candidates. The Company’s office and laboratory needs have shifted from compound discovery to clinical development programs. The Company is now in the process of searching sites for its future headquarters.

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

Set forth below is an overview of our research and development efforts on Brilacidin, Kevetrin, and Prurisol during fiscal 2018 and through the date of this Quarterly Report on Form 10-Q. We have entered into multiple non-disclosure agreements with large and mid-sized pharmaceutical companies that enable us to continue ongoing discussions regarding potential partnering should the below trial results support such a relationship.

Brilacidin

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

Topical Brilacidin Clinical Studies (Trials)

In October 2017, the Company completed, a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM). In July 2017, the Company completed an open-label Phase 2 Proof-of-Concept (PoC) trial for the treatment of ulcerative proctitis /proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Diseases (IBD).

Oral Mucositis (OM): This completed study was a randomized, double-blind, placebo-controlled, Phase 2 clinical trial of Brilacidin for the prevention and control of Oral Mucositis (OM) in patients receiving chemoradiation for treatment of Head and Neck Cancer. Analysis of patients who received at least 55 Gy cumulative units of radiation showed the use of Brilacidin-OM met its primary endpoint with a clearly reduced incidence of severe OM (SOM) (WHO Grade ≥ 3) compared to placebo. Brilacidin oral rinse also appeared to be safe and well-tolerated.

Overall results were:

•	Reduced Incidence of severe OM (Primary Endpoint)

o	Brilacidin 42.9%, Placebo 60.0% [Modified Intent to Treat (mITT) Population]

o	Brilacidin 36.8%, Placebo 60.0% [Per Protocol (PP) Population]

•	Delayed Onset of severe OM

o	For those patients in the Brilacidin group who did experience severe OM, onset occurred generally later during radiation therapy. The clear separation between placebo and Brilacidin, as to time of onset of severe OM, can be seen in Kaplan-Meier curves.

•	Reduced Duration of severe OM

o	Median durations for Brilacidin in both the mITT and PP populations for ‘initial instance’ and overall calculations were 0.0 days, indicating that more than half of all patients on active treatment did not experience severe OM. Overall median durations for placebo were 3.0 days and 5.5 days for the mITT and PP populations, respectively.

Relative risk reduction in severe Oral Mucositis (WHO Grade ≥ 3) in the Brilacidin-OM treatment group from that seen in the control group ([incidence control- incidence active]/incidence control) was: 28.5% (mITT population) and 38.7% (PP population).

Brilacidin appeared to be more effective with a cisplatin chemotherapy regimen administered approximately every 21 days vs. weekly administration. Brilacidin reduced the incidence of severe OM (WHO Grade ≥3) in the subgroup of patients receiving cisplatin administered as a high-dose regimen (80-100 mg/m2) approximately every 21 days compared to placebo. For the mITT population, the incidence of severe OM in the placebo subgroup was 71.4%, whereas the incidence for the Brilacidin subgroup was reduced to 25.0% (p=0.048). For the PP population, the incidence of severe OM in the placebo subgroup was 72.7%, whereas the incidence for the Brilacidin subgroup was reduced to 14.3% (p=0.025). In addition, time to onset of severe OM was delayed with Brilacidin treatment compared to placebo, even more markedly in the 21-day cisplatin regimen subset.

The relative risk reduction in the incidence of severe OM, Brilacidin compared to placebo, for the approximately every 21 days cisplatin regimen subset is 65.0% (mITT population) and 80.3% (PP population).

The Company believes that Brilacidin-OM, with its granted Fast Track FDA designation, occupies a lead position among OM drug candidates currently advancing in competitive clinical pipelines.

Ulcerative proctitis /proctosigmoiditis (UP/UPS): The completed Phase 2a trial comprised of three sequential cohorts, with progressive dose escalation by cohort—Cohort A (6 patients) -50 mg, Cohort B (6 patients) - 100 mg, and Cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The Primary Efficacy Endpoint of Clinical Remission (accounting for Stool Frequency, Rectal Bleeding and Endoscopy Findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient Quality of Life (as assessed by the Short Inflammatory Bowel Disease Questionnaire or “SIBDQ”) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations.

From these results, we see significant opportunities in more broadly treating Inflammatory Bowel Disease (IBD) with Brilacidin. Our development programs depending on available financial resources include new formulations (oral and foam type) with potential associated toxicology studies and clinical studies to be defined.

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

Our expenditures on Brilacidin were approximately $1.5 million and $1.3 million during the nine months ended March 31, 2018 and 2017, respectively.

Kevetrin

Kevetrin, our lead anti-cancer compound, is a small molecule compound that modulates p53, a protein involved in controlling cell mutations. In the majority of all cancers, regardless of origin, the p53 pathway is mutated, compromising its anti-tumor functions. In particular, most epithelial ovarian cancer patients have high-grade serous cancer, characterized by near universal p53 gene abnormalities. Pre-clinical research has demonstrated Kevetrin’s unique mechanism of action to induce apoptosis, slow tumor progression and reduce tumor volume in many types of cancers, including lung, breast, colon, prostate, squamous cell carcinoma and a leukemia tumor model. The FDA has awarded Orphan Drug designations for Kevetrin for ovarian cancer, retinoblastoma and pancreatic cancer as well as Rare Pediatric Disease designation for Retinoblastoma.

The main objective of the Company’s completed Phase 2a trial of Kevetrin in treating late-stage ovarian cancer was to confirm the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. This goal was met with positive data from the first patients treated, showing direct evidence of molecular pathways modulation in tumors. Modulation of the p53 protein was observed in response to administration of Kevetrin; pathways analyses also pointed to concomitant cell cycle modulation at the level of gene expression. The Company believes that further pathways details and clinical tumor responses would best be explored with more frequent and potentially higher systemic drug exposure. Pharmacokinetic data collected on Kevetrin during the initial Phase 1 clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. The Company has completed approximately half the Toxicology studies to support progression to oral dosing in humans, but the remainder of this work is on hold until the Company secures additional resources.

Our expenditures on Kevetrin were approximately $0.3 million and $0.7 million during the nine months ended March 31, 2018 and 2017, respectively.

Prurisol

Prurisol, our lead anti-psoriasis drug candidate, is a small molecule compound acting on the principles of immune modulation and PRINS (Psoriasis susceptibility-related RNA Gene Induced by Stress) reduction that has been found to be effective against psoriasis in animal models, both in induced psoriasis as well as a xenograft model with human psoriatic tissue.

The Company recently completed a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for patients with moderate to severe plaque psoriasis. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of twelve weeks.

We are currently awaiting data from the trial. Our expenditures on Prurisol were approximately $3.8 million and $2.7 million during the nine months ended March 31, 2018 and 2017, respectively.

Future expenditures on Prurisol will be determined by the trial results, when available.

Compounds with Activity Against Gram-Negative Bacteria and Fungi

As research at the Company is now focused on supporting its clinical trials, we have reduced costs associated with the licensing of intellectual property for gram-negative bacteria and anti-fungal compounds by returning our  patent portfolio titled “Compounds and Methods for Treating Candidiasis and Aspergillus Infections” back to the university co-licensor. The Company at this time does not have any active gram-negative  or anti-fungal programs and therefore has decided not to pay for the maintenance of these Patent Rights. The net book value of the impaired patent as of March 31, 2018 is not material.

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

For the three months ended March 31, 2018 and 2017

Revenue

We generated no revenue and incurred operating expenses of approximately $2.4 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the three months ended		Change
	March 31		2018 vs. 2017
	2018	2017	$	%

Clinical studies and development research	$1,040,000	$2,119,000	(1,079,000)	-51%
Officers’ payroll and payroll tax expenses related to R&D Department	174,000	232,000	(58,000)	-25%
Employees payroll and payroll tax expenses related to R&D Department	192,000	392,000	(200,000)	-51%
Stock-based compensation - officers	144,000	283,000	(139,000)	-49%
Stock-based compensation - employees	41,000	48,000	(7,000)	-15%
Stock-based compensation - consultants	80,000	5,000	75,000	1,500%
Depreciation and amortization expenses	105,000	103,000	2,000	2%
Total	$1,776,000	$3,182,000	(1,406,000)	-44%

Research and development expenses for proprietary programs decreased during the three months ended March 31, 2018 primarily due to lower spending on our Brilacidin program and Prurisol program.

Officers’ payroll decreased due to the reduction in salary of one officer, which became effective on January 16, 2018. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Employees payroll and payroll tax expenses decreased during the three months ended March 31, 2018 related to fewer employees engaged in preclinical development in September, 2017, which led to the decrease in employees’ payroll during the quarter ended March 31, 2018.

Stock- based compensation - officers decreased during the three months ended March 31, 2018 primarily related to the stock-based compensation given to our new President and Chief Medical Officer on September 1, 2017 and the vesting milestones for the stocks and options granted to our President and Chief Medical Officer on June 27, 2016 became fully vested and expensed for the completed clinical trials in December, 2017.

Stock-based compensation- employee decreased during the three months ended March 31, 2018 due to the decrease in stock awards granted to employees during the quarter ended March 31, 2018 compared with the same period in 2017.

Stock-based compensation- consultant increased during the three months ended March 31, 2018 due to more stock awards were granted to consultants during the quarter ended March 31, 2018.

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

Below is a summary of our general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the three months ended		Change
	March 31		2018 vs. 2017
	2018	2017	$	%

Insurance and health expense	$112,000	$127,000	(15,000)	-12%
Rent and utility expense	64,000	70,000	(6,000)	-9%
Other G&A	119,000	134,000	(15,000)	-11%
Total	$295,000	$331,000	(36,000)	-11%

General and administrative expenses decreased during the three months ended March 31, 2018 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31		2018 vs. 2017
	2018	2017	$ %

Officers’ payroll and payroll tax expenses	$132,000	$138,000	(6,000)	-4%

Officers’ payroll and payroll tax expenses for the Company was decreased during the three months ended March 31, 2018 and 2017. The officers’ payroll and payroll tax expenses represented one officer’s payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Dr. Menon. The Company recorded 90% of payroll paid to Dr. Menon and the related payroll tax expenses under Research and Development Expense.

Professional Fees

Below is a summary of our Professional fees for the three months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2018 vs. 2017
	2018	2017	$ %

Audit, legal and professional fees	$195,000	201,000	(6,000)	-3%

Professional fees decreased during the three months ended March 31, 2018 primarily related to decrease in legal fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2018 vs. 2017
	2018	2017	$	%

Interest Income	$-	-	-	-%
Interest Expenses	(51,000)	(51,000)	-	-%
Other Income (Expense), net	$(51,000)	(51,000)	-	-%

There was no change in interest income from bank deposits and there was no change in interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements).

Net Losses

We incurred net losses of $2.4 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively because of the above-mentioned factors.

For the nine months ended March 31, 2018 and 2017

Revenue

We generated no revenue and incurred operating expenses of approximately $11.4 million and $10.1 million for the nine months ended March 31, 2018 and 2017, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the nine months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2018 vs. 2017
	2018	2017	$	%

Clinical studies and development research	$6,164,000	$5,129,000	$1,035,000	20%
Officers’ payroll and payroll tax expenses related to R&D Department	615,000	685,000	(70,000)	-10%
Employees payroll and payroll tax expenses related to R&D Department	784,000	1,001,000	(217,000)	-22%
Stock-based compensation - officers	1,470,000	861,000	609,000	71%
Stock-based compensation - employees	115,000	110,000	5,000	5%
Stock-based compensation - consultants	80,000	55,000	25,000	45%
Depreciation and amortization expenses	316,000	301,000	15,000	5%
Total	$9,544,000	$8,142,000	$1,402,000	17%

Research and development expenses for proprietary programs increased during the nine months ended March 31, 2018 primarily due to higher spending on our Brilacidin program and Prurisol program.

Officers’ payroll decreased due to the 50% reduction in salary of one officer, which became effective on January 16, 2018. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Employees payroll and payroll tax expenses decreased during the nine months ended March 31, 2018 related to the decrease in employees during the nine months ended March 31, 2018.

Stock-based compensation - officers increased during the nine months ended March 31, 2018 primarily related to the stock-based compensation given to our President and Chief Medical Officer on September 1, 2017 and the stock and options granted to our President and Chief Medical Officer on June 27, 2016 that became fully vested and expensed due to the completed clinical trial milestones in December, 2017.

Stock-based compensation- employee increased during the nine months ended March 31, 2018 due to the increase in stock awards to employees during the nine months ended March 31, 2018 compared with the same period in 2017.

Stock-based compensation- consultants increased during the nine months ended March 31, 2018 due to granting more stock awards to consultants during the nine months ended March 31, 2018.

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

Below is a summary of our general and administrative expenses for the nine months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2018 vs. 2017
	2018	2017	$	%

Insurance and health expense	$348,000	$385,000	(37,000)	-10%
Rent and utility expense	191,000	200,000	(9,000)	-5%
Other G&A	350,000	452,000	(102,000)	-23%
Total	$889,000	1,037,000	(148,000)	-14%

General and administrative expenses decreased during the nine months ended March 31, 2018 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for nine months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Nine months ended		Change
	March 31,		2018 vs. 2017
	2018	2017	$ %

Officers’ payroll and payroll tax expenses	$392,000	$398,000	$(6,000)	-2%

Officers’ payroll and payroll tax expenses for the Company was decreased during the nine months ended March 31, 2018 and 2017. The officers’ payroll and payroll tax expenses represented one officer’s payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Dr. Menon. The Company recorded 90% of payroll paid to Dr. Menon and the related payroll tax expenses under Research and Development Expense.

Professional Fees

Below is a summary of our Professional fees for the nine months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Nine months ended		Change
	March 31,		2018 vs. 2017
	2018	2017	$ %

Audit, legal and professional fees	$525,000	$562,000	$(37,000)	-7%

Professional fees decreased during the nine months ended March 31, 2018 primarily related to decrease in legal fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the nine months ended March 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Nine months ended		Change
	March 31,		2018 vs. 2017
	2018	2017	$	%

Interest Income	$1,000	$2,000	$(1,000)	-50%
Interest Expenses	(152,000)	(152,000)	-	-%
Other Income (Expense), net	$(151,000)	$(150,000)	$(1,000)	1%

There was slight decrease in interest income from bank deposits and there was no change in interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements).

Net Losses

We incurred net losses of $11.5 million and $10.3 million for the nine months ended March 31, 2018 and 2017, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next Twelve Months

As of March 31, 2018, we had approximately $1.3 million in cash compared to $4.1 million of cash as of June 30, 2017. We have raised approximately $2.0 million from our stock purchase agreement with Aspire Capital from April 1, 2018 to the date of this filing. We have raised approximately $7.8 million from the sale of our common stock for the nine months ended March 31, 2018.

We anticipate that future budget expenditures may be approximately $12.2 million for the next twelve months, including approximately $8.2 million for clinical activities, supportive research, and drug product development. We will require additional sources of capital during fiscal years 2018 and 2019 in order to meet these budgeted working capital requirements. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection. We will presently need to significantly reduce our spending on our clinical development programs as we do not have the adequate financial resources, as of the date of this filing, to fully execute our clinical programs.

We are actively engaged in licensing discussions with global pharmaceutical companies. Successfully securing partnerships would afford the Company access to immediate and potentially recurring sources of non-dilutive capital, including upfront fees, milestone-based payments and tiered royalties. There can be no assurance that the Company will be successful in these business development activities.

On September 6, 2017, the Company entered into a $30 million common stock purchase agreement with Aspire Capital which replaced the prior $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. During the period from September 6, 2017 to March 31, 2018, the Company has generated proceeds of approximately $5.7 million under this agreement with Aspire Capital from the sale of approximately 8.7 million shares of its common stock. As of March 31, 2018 the available balance is approximately $24.3 million. Our ability to continue to fund our research and development activities and corporate overhead expenses and continue as a going concern has been and continues to be dependent on this stock purchase agreement or similar agreements with Aspire Capital.

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

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed the Form S-3 with the SEC on September 11, 2017, which included registering the shares underlying the 2017 $30 million Aspire Capital stock purchase agreement. Pursuant to the instructions to Form S-3, if the Company’s non-affiliate market capitalization as of an applicable measurement time, such as upon the filing of the Company’s Annual Report on Form 10-K, does not equal or exceed $75 million, the Company will be unable to offer and sell securities from its effective shelf registration statement on Form S-3, and the Company will have to use a registration statement for which it is eligible, such as Form S-1, to offer and sell securities.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended March 31, 2018 and 2017 (rounded to nearest thousand):

	Nine Months Ended		% Change
	March 31		Increase/
	2018	2017	(Decrease)

Net cash used in operating activities	$(10,362,000)	$(7,949,000)	30%
Net cash used in investing activities	(108,000)	(319,000)	(66)%
Net cash provided by financing activities	7,665,000	7,571,000	1%
Net decrease in cash	$(2,805,000)	$(697,000)	(302)%

Operating activities

The increase in net cash used in operating activities of $2.4 million versus the prior-year nine-month period was mainly due to increase in our losses from operations of $1.2 million as adjusted for the changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities of $0.2 million versus the prior-year nine-month period was mainly due to decrease in purchases of patents of $0.2 million.

During the nine months ended March 31, 2018, our investing activities used cash of $0.1 million, mainly including the purchases of patents of $0.1 million.

During the nine months ended March 31, 2017, our investing activities used cash of $0.3 million, mainly including the purchases of patents of $0.3 million.

Financing activities

The increase in net cash provided by financing activities of approximately $0.1 million versus the prior-year nine-month period was due to an increase in sales of shares of our common stock to Aspire Capital.

During the nine months ended March 31, 2018, we raised approximately $7.8 million in net cash proceeds from the sale of 11.3 million shares of our common stock to Aspire Capital offset by cash paid to taxing authorities arising from the withholding of shares from employees of $172,000.

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

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs if it is not successful with its business development efforts or without accessing its financing available with Aspire Capital of approximately $24.3 million as of March 31, 2018. Management has put in place this new 2017 stock purchase agreement with Aspire Capital to fund its future clinical trial expenses and overhead expenses over the next twelve months. This purchase agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company. Adverse market conditions in the Company’s per share price of its common stock and its trading volume may prevent the Company from funding its working capital requirements as needed.

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

Contractual Obligations

Below is a table that presents our contractual obligations and commercial commitments as of March 31, 2018 (rounded to the nearest million):

	Payments Due by Period
	Total	Less than One Year	2 Year	3-5 Years	More than 5 Years

CRO obligations (1)	$1.0	$1.0	$-	$-	$-
Lease obligations (2)	$0.2	$0.1	$0.1	$-	$-
Total	$1.2	$1.1	$0.1	$-	$-

___________

(1)	The Company has contractual minimum commitments to Contract Research Organizations of $1.0 million as of March 31, 2018.

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

Equity Transactions

From April 1, 2018 to May 6, 2018, the Company has generated additional proceeds of approximately $2.0 million under the Common Stock Purchase Agreement with Aspire Capital from the sale of approximately 8.0 million shares of its common stock.

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

As of March 31, 2018, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: May 10, 2018	By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

By:	/s/ Krishna Menon
Krishna Menon
President of Research

