Form 10-K
period 2018-06-30
Innovation Pharmaceuticals Inc.
filed 2018-09-11
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 29, 2017 was $83,501,352 (119,287,645 shares), based on the closing price of the registrant’s common stock of $0.70.

There were 163,103,927 and -0- shares, respectively, of the registrant’s $0.0001 par value Class A and Class B common stock outstanding as of August 27, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None

INNOVATION PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2018

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2018 refers to the fiscal year ended June 30, 2018.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; statements relating to potential licensing, partnering or similar arrangements concerning our drug compounds; statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern and our capital needs; our ability to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; and compliance with regulatory requirements, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

Innovation Pharmaceuticals Inc. is a clinical stage biopharmaceutical company developing innovative therapies with dermatology, oncology, anti-inflammatory and antibiotic applications. The Company owns the rights to numerous drug compounds, including Brilacidin, our lead drug in a new class of compounds called defensin-mimetics; Prurisol (KM-133), which is in development for psoriasis; and Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound.

Clinical Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis	Phase 2 Study (completed)
	Inflammatory Bowel Disease	Phase 2 Proof of Concept Study (completed)
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)
Prurisol	Psoriasis	Phase 2b (completed)
Kevetrin	Ovarian Cancer	Phase 2 Study (completed)

The Company devotes most of its efforts and resources on its compounds in clinical trials: Brilacidin for prevention of oral mucositis complicating chemoradiation treatment for cancer and treatments of ulcerative proctitis (Inflammatory Bowel Disease) and skin infections; Prurisol for the treatment of psoriasis; and Kevetrin for the treatment of ovarian cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Research and development efforts are concentrated on Brilacidin, Prurisol, and Kevetrin:

•

Brilacidin is in a new immunomodulatory class with anti-inflammatory and antibiotic properties called defensin-mimetics. Modeled after Host Defense Proteins (HDPs), the “front-line” of defense in the immune system, it is a small, non-peptidic, synthetic molecule that kills pathogens swiftly and thoroughly. Just as importantly, Brilacidin also functions in a robust immunomodulatory capacity, lessening inflammation and promoting healing.

The Company is studying Brilacidin’s effect on Oral Mucositis (under Fast Track designation). Brilacidin showed notable clinical benefit as well as low systemic absorption in the Phase 2 study below.

Clinical Trial: Phase 2, Multi-center, Randomized, Double-blind, Placebo controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy

An open-label Phase 2 Proof-of-Concept (P-o-C) trial (below) of Brilacidin for the treatment by daily enema of ulcerative proctitis (UP)/ulcerative proctosigmoiditis (UPS), two types of Inflammatory Bowel Diseases (IBD) showed notable patient benefit and low systemic absorption.

Clinical Trial: A Phase 2, Open-Label, Dose-Escalation Study to Assess the Efficacy, Safety and Pharmacokinetics of Three Regimens of Rectally Administered Brilacidin for Induction of Remission in Subjects With Active Mild to Moderate Ulcerative Proctitis (UP) or Ulcerative Proctosigmoiditis (UPS)

4

•

Prurisol, our lead anti-psoriasis drug candidate, is a small molecule compound acting on the principles of immune modulation and PRINS (Psoriasis susceptibility-related RNA Gene Induced by Stress) reduction that has been found to be effective against psoriasis in animal models, both in induced psoriasis as well as a xenograft model with human psoriatic tissue. The Company recently completed the Phase 2 clinical development study below and is awaiting statistical analysis.

Clinical Trial: A Randomized, Double Blind, Parallel Group, Placebo-controlled Trial to Study the Efficacy and Safety of Two Oral Doses of Prurisol Administered Twice Daily for Twelve Weeks to Subjects with Moderate to Severe Chronic Plaque Psoriasis

•

Kevetrin, our lead anti-cancer compound, is a small molecule compound that modulates p53, a protein involved in controlling cell mutations. In the majority of all cancers, regardless of origin, the p53 pathway is mutated, compromising its anti-tumor functions. In particular, most epithelial ovarian cancer patients have high-grade serous cancer, characterized by near universal p53 gene abnormalities. Pre-clinical research has demonstrated Kevetrin’s unique mechanism of action to induce apoptosis, slow tumor progression and reduce tumor volume in many types of cancers, including lung, breast, colon, prostate, squamous cell carcinoma and a leukemia tumor model. The United States Food and Drug Administration (FDA) has awarded Orphan Drug designations for Kevetrin for ovarian cancer, retinoblastoma and pancreatic cancer as well as Rare Pediatric Disease designation for Retinoblastoma. It was shown in the below Phase 2 clinical development study to modulate p53 in tumor tissue. Further work on Kevetrin is on hold until the Company secures additional resources.

Clinical Trial: A Phase 2 study of Kevetrin (thioureidobutyronitrile) in Subjects with Platinum-Resistant/Refractory Ovarian Cancer

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

In the ordinary course of business, we engage in a continual review of opportunities to license our drug compounds and enter into partnering, joint development or similar arrangements with other companies. We currently, and generally at any time, have such opportunities in various stages of active review, including, for example, entry into indications of interest and term sheets and participation in preliminary discussions and negotiations. Any such transaction could be material to us.

The work plan we have developed for the next twelve (12) months is expected to support our further clinical trials. If we find that we have underestimated the time duration or cost of our studies or if we have to undertake additional studies, due to various reasons within or outside of our control, our development timelines and/or our financing needs may be significantly impacted.

As a mid-stage development pharmaceutical company, the Company has no customers, commercial products or revenues to date, and may never achieve revenues or profitable operations.

Pipeline Summary

Compound: Brilacidin

Brilacidin is in a new class of drugs modeled after defensin-peptides, which represent a front-line of defense in the human immune system. It is a fully synthetic non-peptide small molecule that has anti-bacterial, anti-inflammatory and immunomodulatory properties. Over this past year, the Company has generated anchoring clinical data that are very encouraging regarding use of Brilacidin as an anti-inflammatory / immunomodulatory agent for localized treatment of relevant diseases.

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

The Company has completed a clinical trial titled, “Phase 2, Multi-center, Randomized, Double-blind, Placebo-controlled Study to Evaluate the Efficacy and Safety of Brilacidin Oral Rinse Administered Daily for 7 Weeks in Attenuating Oral Mucositis in Patients with Head and Neck Cancer Receiving Concurrent Chemotherapy and Radiotherapy”.

Key efficacy outcomes were:

•	Reduced incidence of severe OM (primary endpoint)

○	Placebo 60.0%, reduced to Brilacidin 42.9% (Modified Intent to Treat (mITT) population).

○	Placebo 60.0%, reduced to Brilacidin 36.8% (Per Protocol (PP) population).

•	Delayed onset of severe OM (secondary endpoint)

○	For those patients in the Brilacidin group who did experience severe OM, onset occurred generally later during radiation therapy.

•	Reduced duration of severe OM (secondary endpoint)

○	Severe OM median duration was 0.0 days for Brilacidin (mITT and PP populations), indicating that more than half of all patients on active treatment did not experience severe OM.
○	Overall severe OM median durations for placebo were 3.0 days and 5.5 days for the mITT and PP populations, respectively.

Brilacidin was more effective in decreasing the incidence of Severe OM in patients receiving the more aggressive chemotherapy regimen – cisplatin administered in a higher concentration (80-100 mg/m2), approximately every 21 days – as compared to lower concentrations of cisplatin (30-40 mg/m2) administered weekly.

•	Reduced incidence of severe OM, 21-day cisplatin regimen subset

○	Placebo 71.4%, reduced to Brilacidin 25.0% (mITT population) (p=0.048).
○	Placebo 72.7%, reduced to Brilacidin 14.3% (PP population) (p=0.025).

•	Delayed onset of severe OM, 21-day cisplatin regimen subset

○	The time to onset of severe OM was delayed with Brilacidin treatment compared to placebo, even more markedly in the 21-day cisplatin regimen subgroup.

A 65.0% (mITT population) and 80.3% (PP population) relative risk reduction ([incidence control- incidence active]/incidence control) in the incidence of severe OM was achieved with Brilacidin compared to placebo, for the approximately every 21 days cisplatin regimen subset. The academic literature indicates that a once-every-3-weeks cisplatin regimen, versus once-a-week, largely remains the recommended dosing schedule for the treatment of HNC.

Safety evaluation showed that treatment with Brilacidin oral rinse was well-tolerated.

In September 2018, the Company plans to submit a request to FDA for an End-of-Phase 2 meeting.

OM represents a great area of unmet medical need and its successful treatment is potentially very important to the Brilacidin development program. We believe that demonstration of efficacy with localized delivery and limited systemic absorption also serves to help anchor Brilacidin for potential use in multiple diseases.

Disease: Inflammatory bowel disease (IBD) (ulcerative proctitis / proctosigmoiditis)

Given its unique immunomodulatory properties, we have also identified inflammatory bowel disease (IBD) as an indication for treatment with Brilacidin.

In our Phase 2 PoC trial evaluating Brilacidin for mild-to-moderate ulcerative proctitis / ulcerative proctosigmoiditis (UP/UPS), two types of IBD, a total of 17 patients received treatment across three sequential, dose-escalated cohorts — cohort A (6 patients); cohort B (6 patients); and cohort C (5 patients). Patients received Brilacidin, once daily, at 50 mg, 100 mg and 200 mg, respectively, administered per rectum as a retention enema for 42 days (6 weeks) of treatment. The primary efficacy endpoint of the Brilacidin UP/UPS trial used Modified Mayo Disease Activity Index (MMDAI) scoring, a common measurement tool in managing ulcerative colitis preferred by many IBD specialists, to determine clinical remission at Day 42. Secondary efficacy endpoints included: change in MMDAI score, both full and partial, and change in patient quality-of-life as assessed by the short inflammatory bowel disease questionnaire (SIBDQ).

Brilacidin induced clinical remission in the majority of patients in this Phase 2, open-label, proof-of-concept (PoC) clinical trial. Brilacidin was efficacious at all dose levels, resulting in clinical remission at Day 42/Week 6 in a majority of subjects (60.0%, 66.7%, and 75.0% of subjects for the 50 mg, 100 mg, and 200 mg cohorts, respectively). Improvements were also observed in the MMDAI, Partial MMDAI, and in all components of the definition of clinical remission.

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

A Phase 3 ABSSSI program would include two Phase 3 ABSSSI studies, as required by FDA Guidance (October 2013), of approximately 700 subjects in each study. The two studies may enroll subjects simultaneously. In addition, the first study would include an interim analysis after a portion of the patients has been enrolled. This would provide an early assessment of both safety and efficacy.

We submitted our Phase 3 protocol under a Special Protocol Assessment (“SPA”) request to the FDA. The request included specific questions from the Company to facilitate a meaningful dialogue with the FDA on the proposed study design. We received from the FDA comments and considerations for incorporation into our study design. Contingent upon further discussion with the FDA, a Phase 3 program may be initiated.

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

The trial achieved its primary endpoint in patients treated with 200mg of oral Prurisol. Among the most severe psoriasis patients participating in the study, those having a baseline IGA score of 3 (“moderate”), the primary endpoint was met in 46% of patients who received Prurisol 200mg as compared to 35% in the overall combined mild to moderate group. These data were derived from analyses of all patients randomized across all 9 participating study sites. Additional preliminary data analyses of secondary endpoints showed patients who received any dose of Prurisol, regardless of the treatment arm, had a 1-point improvement (using the IGA scoring system) at a higher rate than that of patients in the placebo arm. This was another indication of the drug candidate’s efficacy. Increases in Prurisol’s therapeutic response, upon evaluating patients at Day 56 (Week 8) and Day 84 (Week 12) of treatment, also were apparent in the Prurisol 200mg arm, suggesting an improving response over time.

In light of Prurisol’s favorable responses and greater efficacy in treating moderate psoriasis, the Company engaged in a Phase 2b trial in patients with moderate to severe psoriasis. This study is now completed and includes active treatment arms of 300mg and 400mg Prurisol per day and placebo. We are awaiting statistical analysis of results pending payment by the Company of amounts due to the research organization resulting in part from cost overruns.

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

Pharmacokinetic profiles found that Kevetrin has a relatively short biological half-life (approximately 2 hours) in plasma. Plasma half-life (T1/2) clearance (CL) and volume of distribution (Vd) suggest that drug elimination predominantly involves hepatic mechanisms and Kevetrin undergoes rapid extensive distribution from systemic circulation into tissues. Pharmacokinetic (PK) data, as measured by area under the curve (AUC) and maximum plasma concentration (Cmax) levels, further revealed that Kevetrin exhibited a dose-dependent response, has as stated a relatively short half-life (approximately 2 hours) and clears the body within one day - on average between 8 and 10 hours - though the drug can remain in the body up to approximately 24 hours, depending upon individual patient variations. The Phase 1 trial of Kevetrin trial yielded data supporting the safety of Kevetrin.

The Company has completed a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in patient ovarian cancer tumor tissue. We are currently focused on the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial clinical trial demonstrated that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed.

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

In further preclinical testing by independent researchers at the University of Bologna in Italy, data were found to be supportive of the potential for Kevetrin in treatment of Acute Myelogenous Leukemia (AML). We intend to further address this potential once we have available to us additional capital and resources.

Other Compounds Owned by the Company

The Company owns other compounds which have been identified as possible candidates for development for treating diseases including autism (KM 391), arthritis (KM277), asthma (KM 278), MS/ALS/Parkinson’s (KM 362), cancer (KM 3174), hypertensive emergency (KM 732), and bacterial and fungal infections. Development of these compounds is on hold while the Company focuses its resources on its lead compounds.

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

Ophthalmic And Otic Compositions Of Facially Amphiphilic Polymers And Oligomers And Uses Thereof

United States: issued 11/24/15;

Europe: issued 03/04/15;

Japan: issued 05/15/15;

Australia: issued 11/28/13;

China: issued 10/01/14;

Canada: issued 8/9/16;

India: issued 10/23/17

Pending: United States (Other claims)

Patents Expire: 2027

Category 1 Brilacidin compound, compositions, and methods of treating bacterial ophthalmic infections

Synthetic Mimetics Of Host Defense And Uses Thereof	United States: issued 10/02/12 and 03/10/15; Taiwan: issued 04/01/15 Pending: India Patents Expire: 2029 and 2030	Category 1 Brilacidin enantiomer, compositions and formulations, and methods of preparation of enantiomer; Methods of preparation of Brilacidin
Host Defense Protein (HDP) Mimetics For Prophylaxis And/Or Treatment Of Inflammatory Diseases of the Gastrointestinal Tract	Pending – United States, Patent Cooperation Treaty (PCT) – National phase entered in Australia, China, Europe and India Japan – Granted	Category 1 Treatment Of Inflammatory Diseases of the Gastrointestinal Tract

Compounds For Use In Treatment Of Mucositis

United States: issued 08/12/14, 10/13/15, 10/4/16, and 10/24/17;

Europe: issued 10/11/17;

Japan: issued 11/06/15;

Taiwan: issued 2/11/16;

China: issued 04/20/16;

Australia: issued 10/6/16

Pending: Canada, Israel, Russia, South Korea, United States

Patents Expire: 2032

Category 1 Methods of treating mucositis with Brilacidin and related compounds, and compositions of Brilacidin and palifermin

Cyclic Compounds And Methods Of Making And Using The Same	United States: issued 10/18/16 Patent Expires: 2032	Category 3 Cyclic compounds, compositions, methods of inhibiting the growth of a bacteria, and method of treating a mammal having a bacterial infection

Methods of Preparing Arylamides	United States: provisional pending	Category 1 Methods of preparing Brilacidin
Methods Of Preparing Carbocyclic Nucleosides	PCT: pending	Category 5 Methods of preparing Prurisol

Facially Amphiphilic Polymers As Anti-infective Agents	United States: issued 02/06/07; 11/18/14 Latest Patent Expires: 2028	Category 1 & 3 - Brilacidin and related compounds; anti-microbial surfactants and related compounds

Facially Amphiphilic Polyaryl And Polyarylalkynyl Polymers And Oligomers And Uses Thereof	United States: issued 07/17/12; 05/06/14 Latest Patent Expires: United States (2028)	Category 1 & 3

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

Latest Patent Expires: foreign (2024);

United States (2027)

Category 1 & 2

Nitrile Derivatives and their Pharmaceutical Use and Compositions

United States patent issued 12/25/2012

United States patent issued

5/17/16

United States patent issued

4/4/17

Patent Cooperation Treaty (PCT) - filed

National Phase entered

Other patents allowed or issued: Canada, China, Europe,

Eurasian Patent Convention granted for Russia, Israel, Japan,

Korea (2 divisional applications), Mexico

Other Applications filed arising from PCT: Australia, India, South Korea, Singapore,

Thailand

Other applications filed independent of PCT: Argentina, Hong Kong, Taiwan (Granted), Venezuela

Patents expire: 2030

Category 4 - Kevetrin and related compounds

Carbocyclic Nucleosides And Their Pharmaceutical Use And Compositions

United States patent issued

11/25/14

Patent Cooperation Treaty - filed

National Phase entered

Other Patent Applications filed arising from PCT: Canada (Granted), China (Granted), Europe (Granted), India, Japan (Granted), South Korea (Granted), Malaysia, Thailand

Other Patent Applications filed independent of PCT: Bangladesh, Hong Kong (Granted), Taiwan (Granted)

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

Impairment of Patents

Compounds with Activity Against Gram-Negative Bacteria and Fungi

As research at the Company is now focused on supporting its clinical trials, we have reduced costs associated with the licensing of intellectual property for gram-negative bacteria and anti-fungal compounds by returning our patent portfolio titled “Compounds and Methods for Treating Candidiasis and Aspergillus Infections” back to the university co-licensor. The Company at this time does not have any active gram-negative or anti-fungal programs and therefore has decided not to pay for the maintenance of these patent rights. The carrying value of these abandoned patent as of June 30, 2018 was approximately $163,000. During the fiscal years ended June 30, 2018 and 2017, the Company has recorded patents write off of approximately $163,000 and $0, respectively and included in general and administrative expenses.

Payments Related to Assignment of Compounds

The Company has been assigned all rights, title, and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, KM 362, KM 3174, KM 732, and KM-391. The Company agreed to pay the assignors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, a Director the Company, President of Research and Chief Scientific Officer, and a principal shareholder. With regard only to Kevetrin, the allocation of the 5% of net sales would be as follows: 2% to Dr. Menon, 2% to an unaffiliated third party, and 1% to Leo Ehrlich, our CEO. With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S. The Company owns all rights to Prurisol. For more information about the Company’s approval process relating to related party transactions, see “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

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

By way of example, the Company recently contracted with two Contract Drug Manufacturing Organizations, Evonik Corporation and CoreRx, for preparation of Brilacidin commercial-grade drug substance and drug product, respectively.

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

Preclinical Testing

Before we can test a drug candidate in humans, we must develop extensive preclinical data, generally derived from laboratory evaluations of product chemistry and formulation, as well as toxicological and pharmacological studies in animals, to generate data to support the drug’s quality and potential safety and benefits. Certain animal studies must be performed in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act. Presently we have a number of compounds that are in preclinical testing such as bridging toxicology studies and other supportive studies.

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

Fast Track Designation and Priority Review

Certain of our product candidates, such as Brilacidin for the indication of Oral Mucositis and Kevetrin for the indication of ovarian cancer, have been awarded Fast Track designation. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product’s development.

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

EMPLOYEES

As of June 30, 2018, the Company had 8 employees. The Company also conducts its operations using contractors and consultants.

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

Risks Related to Our Business

Substantial doubt exists as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $85.9 million as of June 30, 2018. As of June 30, 2018, we had approximately $2.4 million in cash and current liabilities of $8.7 million, of which $6.5 million were payables to related parties with no immediate payment terms. The Company’s net cash used in operating activities for the year ended June 30, 2018 was approximately $13.3 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future.

We have been funding our business principally through sales of equity securities, and we expect to continue to fund our business through the sale of additional equity securities. The current primary potential source of cash available to us is equity investments through our common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) dated September 6, 2017. Due to the current market conditions of our common stock, we may not be able to raise significant amounts of working capital from Aspire Capital to adequately fund our operations. In particular, the common stock purchase agreement provides that the Company and Aspire Capital will not effect any sales under the agreement when the closing sales price of our common stock is less than $0.25 per share. In recent months, our common stock has closed as low as $0.34 per share, and there is substantial uncertainty regarding our continued ability to sell shares under the common stock purchase agreement.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is uncertain and subject to market conditions generally, the market for our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. If we are unable to meet our obligations, we could be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could prevent us from fully implementing our business, operating and development plans.

The Company has a history of losses, primarily due to being a mid-stage developmental pharmaceutical company. The Company intends on financing its future development activities largely from a variety of sources, including the sale of equity securities and seeking relationships with partners to help fund future clinical trial costs. However, there is no assurance these plans will be realized and that any additional financing will be available to us on satisfactory terms and conditions, if at all. In the event that we are unable to raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our ongoing efforts to develop our drug candidates, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We currently have an approximate $2.4 million cash balance in the bank but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $14 million in the upcoming fiscal year ending June 30, 2019 to operate our business in accordance with our business plans and budgets.

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

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including costly Phase 2 and Phase 3 clinical trials, and our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations. As of the date of this report, we have already delayed incurring additional expenses for studying Kevetrin and pursuing a capsule formulation and clinical trial of Brilacidin for IBD. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and further clinical trials for Brilacidin, Prurisol, and Kevetrin. This will delay:

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

Results for our Phase 2b trial of Prurisol for the treatment of moderate to severe psoriasis have been delayed pending payment of amounts due to the research organization managing the trial.

Following our Phase 2a trial of oral Prurisol for the treatment of mild to moderate chronic plaque psoriasis, we engaged in a Phase 2b trial in patients with moderate to severe psoriasis. This study is now completed and we are awaiting statistical analysis of results. However, due in part to cost overruns of the Phase 2b trial over and above the estimates provided by the contract organization, the Company has not made all payments to the research organization managing the trial, which has resulted in delays in closing the study and obtaining the statistical data. There can be no assurance when or whether the Company will receive the statistical data from the Phase 2b trial. The Company considers Prurisol to be one of its most promising drug candidates, and any substantial delay in closing the study and obtaining the statistical data could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We have no products approved for commercial sale, have never generated any revenues, and may never achieve revenues or profitability.

We currently have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	successful demonstration in clinical trials that our drug candidates, Brilacidin, Prurisol, and Kevetrin are safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	the successful commercialization of our product candidates; and

•	market acceptance of our products.

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

Development of pharmaceutical products is a risky and time-consuming process subject to a number of factors, many of which are outside of our control. We are subject to regulatory authority permissions and approvals, most importantly the FDA. Many of our drug candidates are at early and mid-stages of development. Consequently, we can provide no assurance of the successful and timely development of new drugs, and the failure to do so could cause us to cease operations.

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

We used Brilacidin in a water base, administered by enema, in our ulcerative proctitis study. However, a commercial product for Inflammatory Bowel Disease will need a different formulation (e.g. Brilacidin in capsule or foam). Additional formulation development is needed. There is no assurance we will be successful in developing new formulations for possible commercialization.

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

A number of new drugs and biologics have shown promising results in preclinical studies and initial clinical trials, but subsequently have failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals to initiate commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through preclinical studies and initial clinical trials. As a result, data from our preclinical studies and Phase 1 and Phase 2 clinical trials of our drug candidates Brilacidin, Prurisol and Kevetrin, as well as the results of the past or future internal data reviews, should not be relied upon as predictive or indicative of future clinical results. The results we have previously obtained, as well as any future results, may not predict the future therapeutic benefit of our drug candidates.

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

Our drug candidates Brilacidin, Prurisol and Kevetrin will require lengthy and costly studies in humans to obtain approval from the FDA before they can be marketed. We cannot predict with any certainty that the study results will be satisfactory to the FDA for approval to ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated.

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

We or our third-party manufacturers may fail to comply with manufacturing regulations.

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

Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third-party manufacturers will be subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third-party manufacturer of our products, will be able to comply with the cGMP regulations or other applicable manufacturing regulations.

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

The Company has $5,000,000 per occurrence / $10,000,000 in aggregate in liability insurance for our clinical trials. The Company cannot assure that such insurance will provide adequate coverage against the Company’s potential liabilities. Claims or losses in excess of any product liability insurance coverage obtained by the Company could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor any of our stockholders will have any rights in these ventures or their income or profits. In particular, our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us or are engaged in competing drug development.

Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture. In addition, our executive officers or directors may have conflicting fiduciary duties to us and the other entity. While the Company is not aware of any conflict that has arisen to date, the Company does not have any policy in place to deal with such should such a conflict arise.

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

As of June 30, 2018, the last closing price of our Class A Common Stock, as quoted on the OTC, was $0.59 per share. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

As a public entity in a highly digital world, we have been and in the future may be the subject of so-called “fake news,” a type of yellow journalism constructed to look legitimate while consisting of intentional misinformation and misrepresentations deliberately propagated by profiteering short sellers seeking to gain an illegal market advantage by spreading false information concerning the Company’s name, compounds, intellectual property, personnel, and affiliates. In the past, the publication of intentional misinformation concerning the Company by a disclosed short seller has been associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock. In addition, the publication of intentional misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition and reputation. While we maintain directors’ and officers’ liability insurance, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part.

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

At June 30, 2018, our directors and executive officers own or control approximately 16% of our outstanding voting power of Class A Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

The dual class structure of our common stock can have the effect of concentrating voting control with Dr. Menon and/ or Mr. Ehrlich, which will limit or preclude your ability to influence corporate matters.

Our Class B common stock entitles holders to ten (10) votes per share on all matters submitted to a vote of our stockholders and our Class A Common Stock entitles holders to one (1) vote per share on all matters submitted to a vote of our stockholders. Dr. Menon and Mr. Ehrlich each have vested options that they can exercise and convert into 18,000,000 shares of Class B common stock. That alone could result in the equivalent of 360,000,000 votes of Class A Common Stock. As of June 30, 2018, we had 163,103,927 shares of Class A Common Stock outstanding and no shares of Class B common stock outstanding. Because of the ten-to-one voting ratio between our Class B common stock and Class A Common Stock, upon exercise and conversion of such options into shares of Class B common stock, the Class B common stock holders can collectively control a majority of the combined voting power of our common stock (i.e., approximately 69%) and therefore be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

On September 6, 2017, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. The Company also issued 300,000 shares of its Class A Common Stock to Aspire Capital as a commitment fee. On June 28, 2018, the Company entered into a Securities Purchase Agreement with Aspire Capital that provides for the sale of up to $7 million of common stock and includes warrants to purchase up to 8,000,000 shares of common stock. The Company has registered the sale of any shares that Aspire Capital may purchase under the Purchase Agreement and Securities Purchase Agreement. To the extent Aspire Capital purchases shares under the Purchase Agreement or Securities Purchase Agreement and subsequently sells those shares, the other holders of our Class A Common Stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Large amounts of our Class A Common Stock will be eligible for resale under Rule 144.

As of June 30, 2018, 35,161,586 shares of the 163,103,927 outstanding shares of our Class A Common Stock are restricted securities as defined under Rule 144 of the Securities Act and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 8.9 million shares of our restricted shares of Class A Common Stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current principal offices are located at 100 Cummings Center, Suite 151-B, Beverly, MA 01915. The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of approximately $18,000.

ITEM 3. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to the information set forth in Note 8 “Commitment and contingencies” of the Notes to Financial Statements included in Item 8 of this Report.

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

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	1.04	0.70	1.42	1.12
Second Quarter	1.04	0.67	1.50	0.91
Third Quarter	0.76	0.51	1.22	0.86
Fourth Quarter	0.60	0.34	1.08	0.63

Number of Shareholders

As of August 24, 2018, a total of approximately 163 million shares of the Company’s common stock are outstanding and held by approximately 68 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2018 refers to the fiscal year ended June 30, 2018.

Management’s Plan of Operation

The Company devotes most of its efforts and resources on its clinical trials. These trials are evaluating our drug candidates: Brilacidin for prevention of oral mucositis complicating chemoradiation treatment for cancer, treatment of IBD , and treatment of skin infections; Prurisol for the treatment of psoriasis; and Kevetrin for the treatment of cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

The Company signed a non-binding term sheet in August 2018 with a global pharmaceutical company for the licensing/rights to Brilacidin for treating oral mucositis and inflammatory bowel diseases. Initial payments, milestone payments and royalties are being negotiated in accordance with the non-binding term sheet. The pharmaceutical company is now engaged in further due diligence. Management can offer no assurances that the parties will enter into a binding definitive agreement.

Set forth below is an overview our research and development efforts on Brilacidin, Prurisol, and Kevetrin during fiscal 2018 and through the date of this Annual Report on Form 10-K:

Brilacidin.

Topical Brilacidin Clinical Studies (trials)

Two trials of Brilacidin have been completed, a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of oral mucositis (OM), and the other: an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of ulcerative proctitis /proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Diseases (IBD).

•	Oral Mucositis (OM) study — In this randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of head and neck cancer, analysis of patients who received at least 55 Gy cumulative units of radiation showed that Brilacidin markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM.

•	UP/UPS study — This Phase 2a trial comprises three sequential cohorts , with progressive dose escalation by cohort— cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations.

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

Company expenditures on Brilacidin were approximately $2.0 million during the year ended June 30, 2018.

Prurisol

The Company has completed a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for approximately 189 subjects with moderate to severe plaque psoriasis. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of 12 weeks. We currently await statistical analysis of the results pending payment by the Company of amounts due to the research organization resulting in part from cost overruns. Further clinical development plans will be determined once these study data are available.

Expenditures on Prurisol were approximately $4.1 million during the year ended June 30, 2018. We expect expenditures on Prurisol to continue in future reporting periods, as we complete analysis of the study. We have entered into multiple non-disclosure agreements with pharmaceutical companies that enable us to continue ongoing discussions regarding potential partnering should the trial results support such a relationship.

Kevetrin.

The company has completed a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in patient ovarian cancer tumor tissue. We are currently focused on development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial Phase 1 clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed, but the remainder of this work is on hold until the Company secures additional resources.

Company expenditures on Kevetrin were approximately $0.4 million during the year ended June 30, 2018.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. At June 30, 2018, the Company’s cash amounted to $2.4 million and current liabilities amounted to $8.7 million, of which $6.5 million were payables to related parties with no immediate payment terms. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary FDA approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $14 million for the next twelve months, raise doubt about its ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To continue as a going concern, we must secure additional funding to support our current operating plan. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

Intangible assets - patents

We review our definite lived intangible assets, patents, for impairment when impairment indicators exist. When impairment indicators exist, we determine if the carrying value of the intangible assets exceeds the related undiscounted cash flows. In cases where the carrying value exceeds the undiscounted cash flows, and the carrying amount is not considered recoverable, the carrying value is written down to its fair value, generally using a discounted cash flow analysis. An impairment loss is recognized for the amount that the intangible assets exceeds their fair value, generally based on discounted cash flow methods and other fair market value indicators. Our review of our intangible assets during the year ended June 30, 2018, resulted in no impairment charges related to our definite lived intangible assets, patents, which are described in Note 4 to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. Based upon our expected rate of expenditures over the next 12 months, we expect to raise additional capital through, among other things, the sale of equity or debt securities to meet all of our anticipated obligations for our current operations through our fiscal year end of June 30, 2019. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Revenue

We generated no revenue and incurred operating expenses of approximately $13.9 million and $15.3 million for the years ended June 30, 2018 and 2017, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	Year ended
	June 30,		Change
	2018	2017	2018 Vs. 2017
			$	%
Clinical studies and development research	$7,105,000	$8,501,000	(1,396,000)	-16%
Officers' payroll and payroll tax expenses related to R&D department	784,000	1,087,000	(303,000)	-28%
Employees payroll and payroll tax expenses related to R&D department	1,180,000	1,428,000	(248,000)	-17%
Stock-based compensation - officer	1,610,000	1,147,000	463,000	40%
Stock-based compensation- employee	156,000	139,000	17,000	12%
Stock-based compensation- consultants	120,000	75,000	45,000	60%
Depreciation and amortization expenses	413,000	406,000	7,000	2%
Total	$11,368,000	$12,783,000	(1,415,000)	-11%

Fiscal 2018 compared to Fiscal 2017 – Research and development expenses for proprietary programs decreased during fiscal 2018 primarily due to lower spending on our Brilacidin program and Prurisol program. We anticipate our research and development expenses to decrease in future periods unless we are able to raise additional working capital from a licensing agreement or from other financing sources.

Officers’ payroll decreased due to the reduction in salary of one officer, which became effective on January 16, 2018. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Employees payroll and payroll tax expenses decreased during fiscal 2018 related to fewer employees engaged in preclinical development in September, 2017, which led to the decrease in employees’ payroll during fiscal 2018.

Stock-based compensation – officers increased during fiscal 2018 primarily related to the stock-based compensation given to our President and Chief Medical Officer on September 1, 2017 and the vesting milestones for the stocks and options granted to our President and Chief Medical Officer on June 27, 2016 became fully vested and expensed for the completed clinical trials in December, 2017.

Stock-based compensation- employee increased during fiscal 2018 primarily related to the stock-based compensation given to our Sr. VP Clinical Sciences and Portfolio Management and our Associate Director.

Stock-based compensation-consultants increased during fiscal 2018 due to the increase in stock awards granted to consultants this year.

Depreciation and amortization expenses increased during fiscal 2018 due to an increase in amortization expenses on patent costs.

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

	Year ended
	June 30,		Change
	2018	2017	2018 Vs. 2017
			$	%
Insurance and health expense	$474,000	$509,000	(35,000)	-7%
Patent expenses	165,000	4,000	161,000	4,025%
Rent and utility expense	254,000	272,000	(18,000)	-7%
Other G&A	489,000	530,000	(41,000)	-8%
Total	$1,382,000	$1,315,000	67,000	5%

Fiscal 2018 compared to Fiscal 2017 - General and administrative expenses increased during fiscal 2018 primarily related to increase in patent written off expenses which was partially offset by the decreases in promotion, advertising and office expenses.

Officers' payroll and payroll tax expenses

Below is a summary of our Officers' payroll and payroll tax expenses (rounded to nearest thousand):

	Year ended
	June 30,		Change
	2018	2017	2018 Vs. 2017
			$ %
Officers’ payroll and payroll tax expenses	$517,000	$529,000	(12,000)	-2%

Fiscal 2018 compared to Fiscal 2017 - Officers’ payroll and payroll tax expenses decreased during fiscal 2018 primarily related to a decrease in one officer’s payroll. The officers’ payroll and payroll tax expenses represented one officer’s annual payroll and payroll tax expenses and 10% of payroll and the related payroll tax expenses paid. The Company recorded 90% of annual payroll paid to this one officer and the related payroll tax expenses under Research and Development Expenses.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Year ended
	June 30,		Change
	2018	2017	2018 Vs. 2017
			$ %
Audit Fee, legal and professional fees	$676,000	$709,000	(33,000)	-5%

Fiscal 2018 compared to Fiscal 2017 - Professional fees decreased during fiscal 2018 primarily related to decrease in legal and professional fees.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	Year ended
	June 30,		Change
	2018	2017	2018 Vs. 2017
			$	%
Interest Income	1,000	2,000	(1,000)	-50%
Interest Expenses	(202,000)	(202,000)	-	-
Other Expense	(2,218,000)	-	(2,218,000)	-
Other Income (Expense), net	$(2,419,000)	$(200,000)	(2,219,000)	1110%

Fiscal 2018 compared to Fiscal 2017 - Other expense, net increased during fiscal 2018 primarily related to the increase in other expense of $2,218,000. The commitment fee allocated to the future milestone funding of $2.2 million was fully expensed under Other Expenses, because it is unlikely that the Company will achieve any of the three milestones by September 30, 2018. (see Note 13 to the accompanying financial statements).

Net Losses

We incurred net losses of $16.4 million and $15.5 million for the years ended June 30, 2018 and 2017, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2018, we had approximately $2.4 million in cash compared to $4.1 million of cash as of June 30, 2017. We anticipate that future budget expenditures will be approximately $14 million for the fiscal year ending June 30, 2019, including approximately $9.3 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of equity capital during the fiscal year 2019, to meet our working capital requirements for our planned clinical trials. Actual working capital requirements could differ materially from this above working capital projection. See Note 2 to the financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern.

The current primary potential sources of cash available to us now are equity investments through our common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) dated September 6, 2017. Due to the current market conditions of our common stock, we may not be able to raise significant amounts of working capital from Aspire Capital to adequately fund our operations. In particular, the common stock purchase agreement provides that the Company and Aspire Capital will not effect any sales under the agreement when the closing sales price of our common stock is less than $0.25 per share. In recent months, our common stock has closed as low as $0.34 per share, and there is substantial uncertainty regarding our continued ability to sell shares under the common stock purchase agreement. Our current projected average monthly cash flow shortfall is anticipated to average approximately $700,000 per month for the next 12 months from the date of the filing of this report. We are working to reduce our projected monthly cash flow shortfall and we are currently seeking new sources of financing to fund our additional research and development work over the next 12 months from the date of this filing. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital which replaced the prior $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Purchase Agreement. The Company also issued 300,000 shares of its common stock to Aspire Capital as a commitment fee. As of June 30, 2018, the available balance under this 2017 Agreement is $22.3 million. As noted above, sales under the common stock purchase agreement are conditioned upon the closing sales price of our common stock being at or above $0.25 per share.

On June 28, 2018, we entered into a Securities Purchase Agreement with Aspire Capital, pursuant to which the Company has agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, and in connection with Aspire Capital’s commitment to purchase additional securities from the Company, on June 28, 2018, the Company agreed to (i) sell to Aspire Capital 5,263,158 shares for a purchase price of $2.0 million and (ii) issue to Aspire Capital 2,736,842 shares of common stock and warrants to purchase 8,000,000 shares of common stock, with such warrants having an exercise price equal to $0.38 per share (the “Commitment Fee”). The total commitment fee of $2.7 million was allocated to the $2 million offering first based on historical price discounts that Aspire Capital has received and the balance of the commitment fee was allocated to the $5 million of potential future milestone funding from Aspire Capital. The portion of the commitment fee allocated to the $2 million of initial proceeds was approximately $0.5 million and was effectively netted against the $2 million of initial proceeds, resulting in a discounted purchase price at $0.29 per share. The remaining $2.2 million of the commitment fee was allocated to the future milestone funding and was fully expensed under Other Expenses, because it is unlikely that the Company will achieve any of the milestones by September 30, 2018 (see Note 13 to the accompanying financial statements).

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading "Risk Factors" in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K and in other reports we filed with the SEC.

If we are unable to generate enough working capital from our current or future financing agreements with Aspire Capital when needed or secure additional sources of funding, we will significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed with the Securities and Exchange Commission (i) a prospectus supplement, dated November 13, 2017, registering up to $30 million of our common stock that have been or may be offered and sold to Aspire Capital from time to time, and (ii) a prospectus supplement, dated June 28, 2018, registering $7.0 million of our common stock and warrants to purchase 8.0 million shares of our common stock in a registered direct offering, leaving approximately $33 million available under the Company’s effective shelf registration statement. Depending on the Company’s public float, the Company may not be eligible to utilize Form S-3 for future primary offerings of its securities following the filing of its Annual Reports on Form 10-K in 2019 and 2020. The Company anticipates that if the future, if it were to no longer eligible to use Form S-3, that it may utilize Form S-1 to register the sale of its securities, including through future financing agreements with Aspire Capital.

Other Equity Issuances

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2018 and 2017 (rounded to nearest thousand):

	Year ended		Change
	June 30,		Increase/
	2018	2017	(Decrease)
			%
Net cash used in operating activities	$(13,278,000)	$(11,711,000))	13%
Net cash used in investing activities	(104,000)	(336,000)	(69)%
Net cash provided by financing activities	11,665,000	9,878,000	18%
Net decrease in cash	$(1,717,000)	$(2,169,000)	(21)%

Our total operating activities used cash of $13.3 million and $11.7 million in 2018 and 2017, respectively. The use of cash in these periods principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation and depreciation, and changes in our working capital accounts.

In 2018, our total investing activities used cash of $0.1 million, including the purchases of patents of $0.1 million. In 2017, our total investing activities used cash of $0.3 million, including the purchases of patents of $0.3 million and the purchases of property and equipment of $0.1 million

Our total net financing activities provided cash of $11.7 million and $9.9 million in 2018 and 2017, respectively.

In 2018, we raised approximately $11.8 million in net cash proceeds from the sale of our stock, including $9.8 million in net proceeds from the sale of 19.3 million shares of our common stock and $2 million in net proceeds from the sale of 5,263,158 shares of our common stock at $0.38 per share, with 2,736,842 commitment shares and the commitment fee warrants to purchase 8,000,000 shares of Common Stock (See Note 13 of the accompanying financial statements).

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

Requirement for Additional Working Capital

The Company plans to incur total expenses of approximately $14 million for the fiscal year ending June 30, 2019, including approximately $9.3 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital or other financial resources.

The Company's primary sources of liquidity are cash and cash equivalents as well as availability, under a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital. Management has put in place the Purchase Agreement (see Note 13 to the accompanying financial statements) with Aspire Capital to fund its future clinical trial expenses and overhead expenses over the next 12 months. The Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of June 30, 2018, the available balance under the 2017 purchase agreement is approximately $22.3 million.

As of date of this report, management noted a decline in the market conditions of the Company’s common stock price and volume trading. Based on these considerations, management believes that the funding amount available from Aspire Capital may not be available as needed by the Company which may prevent management from funding the Company's projected working capital requirements for the next 12 months from the date of the issuance of the financial statements (or available to be issued). In particular, the Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the agreement when the closing sales price of our common stock is less than $0.25 per share. In recent months, our common stock has closed as low as $0.34 per share, and there is substantial uncertainty regarding our continued ability to sell shares under the common stock purchase agreement.

In the event that we are unable to generate sufficient cash from our Aspire Capital Purchase Agreement or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVATION PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Innovation Pharmaceuticals Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Innovation Pharmaceuticals Inc. (the "Company") as of June 30, 2018 and 2017, the related statements of operations, stockholders’ equity (deficiency) and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of recurring losses from operations and uses of cash in operating activities. In addition, the Company has no committed debt and insufficient committed equity financing and may be unable to meet its obligations arising from normal business operations through September 11, 2019. Collectively, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota

September 11, 2018

We have served as the Company’s auditor since 2007.

INNOVATION PHARMACEUTICALS INC.

BALANCE SHEETS

AS OF JUNE 30, 2018 AND JUNE 30, 2017

(Rounded to nearest thousand except for share data)

	June 30,	June 30,
	2018	2017
ASSETS
Current Assets:
Cash	$2,424,000	$4,141,000
Prepaid expenses and other current assets	98,000	308,000
Security deposit	78,000	-
Subscription receivable	-	26,000
Total Current Assets	2,600,000	4,475,000

Other Assets:
Patent costs - net	3,780,000	4,212,000
Property, plant and equipment -net	2,000	120,000
Deferred offering costs	159,000	227,000
Security deposit	-	78,000
Total Other Assets	3,941,000	4,637,000
Total Assets	$6,541,000	$9,112,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,504,000 and $1,505,000, respectively)	$3,185,000	$4,699,000
Accrued expenses - (including related party accruals of approx. $58,000 and $38,000, respectively)	266,000	711,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $2,953,000 and $2,953,000, respectively)	3,219,000	3,144,000
Note payable - related party	2,022,000	2,022,000
Total Current Liabilities	8,692,000	10,576,000
Total Liabilities	8,692,000	10,576,000
Commitments and contingencies (Note 7)
Stockholders' Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 163,103,927 shares and 135,536,501 shares issued as of June 30, 2018 and 2017, respectively, 163,103,927 shares and 135,274,421 shares outstanding as of June 30, 2018 and 2017, respectively	17,000	14,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and 2017, respectively	-	-
Additional paid-in capital	83,747,000	68,295,000
Accumulated deficit	(85,915,000)	(69,553,000)
Treasury Stock, at cost (0 shares and 262,080 shares as of June 30, 2018 and 2017, respectively)	-	(220,000)
Total Stockholders' Deficiency	(2,151,000)	(1,464,000)
Total Liabilities and Stockholders' Deficiency	$6,541,000	$9,112,000

The accompanying notes are an integral part of these financial statements

INNOVATION PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Rounded to nearest thousand except for shares and per share data)

	For the Years Ended
	June 30,
	2018	2017

Revenues	$-	$-

Operating expenses:
Research and development expenses	11,368,000	12,783,000
General and administrative expenses	1,382,000	1,315,000
Officers' payroll and payroll tax expenses	517,000	529,000
Professional fees	676,000	709,000
Total operating expenses	13,943,000	15,336,000

Loss from operations	(13,943,000)	(15,336,000)

Other expenses
Interest income	1,000	2,000
Interest expense	(202,000)	(202,000)
Financing costs	(2,218,000)	-
Total other expenses	(2,419,000)	(200,000)

Loss before provision for income taxes	(16,362,000)	(15,536,000)
Provision for income taxes	-	-

Net loss	$(16,362,000)	$(15,536,000)

Basic and diluted loss per share
attributable to common stockholders	$(0.10)	$(0.12)

Weighted average number of common shares	144,510,021	127,285,861

The accompanying notes are an integral part of these financial statements.

INNOVATION PHARMACEUTICALS INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Rounded to nearest thousand, except for shares data):

	Preferred Stock		Common Stock
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$ 0.001	Shares	$ 0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2016	-	$-	123,589,536	$12,000	$56,969,000	$(54,017,000)	-	$-	$2,964,000
Shares sold to Aspire Capital under April 2015 Agreement at $0.66 - $1.32 range	-	-	8,900,000	1,000	7,897,000	-	-	-	7,898,000
Offering cost	-	-	-	-	(131,000)	-	-	-	(131,000)
Shares issued to consultant for services at $0.84 - $1.38	-	-	41,720	-	44,000	-	-	-	44,000
Shares issued to officer as equity awards at $1.40	-	-	-	-	747,000	-	-	-	747,000
Stock options issued to consultant for services at $1.12 - $1.77	-	-	-	-	31,000	-	-	-	31,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	400,000	-	-	-	400,000
Stock purchases	-	-	2,471,912	1,000	2,199,000	-	-	-	2,200,000
Issuance of 533,333 vested shares to an Officer	-	-	533,333	-	-	-	-	-	-
Withholding and Purchase of 262,080 Treasury shares from vested shares issued – at cost	-	-	(262,080)	-	-	-	262,080	(220,000)	(220,000)
Shares issued to employees for services at $1.03 - $1.37	-	-	-	-	37,000	-	-	-	37,000
Stock options issued to employees for services at $1.03-$1.37	-	-	-	-	102,000	-	-	-	102,000
Net loss	-	-	-	-	-	(15,536,000)	-	-	(15,536,000)
Balance at June 30, 2017	-	$-	135,274,421	$14,000	$68,295,000	$(69,553,000)	262,080	$(220,000)	$(1,464,000)
Shares sold to Aspire Capital under 2015 Agreement at $0.74 - $0.94 range	-	-	2,600,000	-	2,089,000	-	-	-	2,089,000
Shares sold to Aspire Capital under 2017 Agreement at $0.25 - $0.76 range	-	-	16,666,666	2,000	7,746,000	-	-	-	7,748,000
Shares sold to Aspire Capital under 2018 Agreement at a discounted purchase price of $0.29 per share, net	-	-	5,263,158	1,000	1,999,000				2,000,000
Shares issued as commitment fee, 9/6/2017 at $0.715	-	-	300,000	-	215,000	-	-	-	215,000
Shares and warrants issued as commitment fee	-	-	2,736,842	-	2,218,000				2,218,000
Offering cost	-	-	-	-	(283,000)	-	-	-	(283,000)
Shares issued to officer as equity awards at $0.705 - 1.40	-	-	-	--	1,049,000	-	-	-	1,049,000
Shares issued to employees for services at $0.705 - $1.37	-	-	-	-	44,000	-	-	-	44,000
Shares issued to consultant for services at $0.43	-	-	12,500	-	6,000	-	-	-	6,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	562,000	-	-	-	562,000
Stock options issued to employees for services at $0.705 - $1.37	-	-	-	-	111,000	-	-	-	111,000
Stock options issued to consultant for services at $0.15 - $0.73	-	-	-	-	114,000	-	-	-	114,000
Issuance of vested shares to Officer and employees	-	-	556,132	-	-	-	-	-	-
Withholding and Purchase of 305,792 treasury shares from vested shares issued – at cost	-	-	(305,792)	-	-	-	305,792	(198,000)	(198,000)
Cancellation of all treasury shares	-	-	-	--	(418,000)	-	(567,872)	418,000	-
Net loss	-	-	-	-	-	(16,362,000)	-	-	(16,362,000)
Balance at June 30, 2018	-	$-	163,103,927	$17,000	$83,747,000	$(85,915,000)	-	$-	$(2,151,000)

The accompanying notes are an integral part of these financial statements.

INNOVATION PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

(Rounded to nearest thousand)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,362,000)	$(15,536,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock and stock options issued as
employee compensation and payment for services	1,886,000	1,361,000
Amortization of patent costs	385,000	372,000
Patent write off	163,000	-
Depreciation of equipment	28,000	33,000
Loss on disposal of equipment	49,000	-
Deferred financing costs write off	2,218,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	239,000	(36,000)
Accounts payable	(1,514,000)	1,171,000
Accrued expenses	(445,000)	614,000
Accrued officers' salaries and payroll taxes	75,000	310,000

Net cash used in operating activities	(13,278,000)	(11,711,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	-	(63,000)
Sales proceeds of property, plant and equipment	13,000	-
Patent costs	(117,000)	(273,000)

Net cash used in investing activities	(104,000)	(336,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	11,837,000	10,098,000
Purchase of treasury stock	(172,000)	(220,000)

Net cash provided by financing activities	11,665,000	9,878,000

NET INCREASE (DECREASE) IN CASH	(1,717,000)	(2,169,000)

CASH, BEGINNING OF YEAR	4,141,000	6,310,000

CASH, END OF YEAR	$2,424,000	$4,141,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$171,000	$44,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Purchase of treasury stock offset by subscription receivable	$26,000	$-

The accompanying notes are an integral part of these financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

1. Basis of Presentation and Nature of Operations

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

Note 2. Going Concern and Liquidity

These financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our compounds and our corporate general and administrative expenses. As of June 30, 2018, the Company has an accumulated deficit of approximately $85.9 million, representative of recurring losses since inception. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $14 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

At June 30, 2018, the Company’s cash amounted to $2.4 million and current liabilities amounted to $8.7 million, of which $6.5 million were payables to related parties with no immediate payment terms (See Note 10- Related Party Transactions). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the years ended June 30, 2018 was approximately $13.3 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the years ended June 30, 2018 and 2017, amounted to $16.4 million and $15.5 million, respectively, and we had a working capital deficit of approximately $6.1 million and $6.1 million, respectively at June 30, 2018 and June 30, 2017.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital.

The Company's primary sources of liquidity are cash and cash equivalents as well as availability, under a common stock purchase agreement (“Purchase Agreement”) with Aspire Capital. Management has put in place the Purchase Agreement (see Note 13 to the accompanying financial statements) with Aspire Capital to fund its future clinical trial expenses and overhead expenses over the next 12 months. The Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of June 30, 2018, the available balance under the 2017 purchase agreement is approximately $22.3 million.

As of date of this report, management noted a decline in the market conditions of the Company’s common stock price and volume trading. Based on these considerations, management believes that the funding amount available from Aspire Capital may not be available as needed by the Company which may prevent management from funding the Company's projected working capital requirements for the next 12 months from the date of the issuance of the financial statements (or available to be issued). In particular, the Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the agreement when the closing sales price of our common stock is less than $0.25 per share. In recent months, our common stock has closed as low as $0.34 per share, and there is substantial uncertainty regarding our continued ability to sell shares under the common stock purchase agreement.

The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. These financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of long-lived assets, valuation of equity grants and income tax valuation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash

Cash consist of bank deposits. There were no cash equivalents at June 30, 2018 and 2017.

Equipment

Equipment is stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Equipment	5 Years

Intangible Assets - Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2018 and 2017, carrying value of patent was approximately $3,780,000 and $4,212,000, respectively. Amortization expense for the fiscal years ended June 30, 2018 and 2017, was approximately $385,000 and $372,000, respectively.

As of June 30, 2018, the Company expensed the costs associated with obtaining patents that have not yet developed products nor which have gained market acceptance and the Company has or will let these patents go abandoned. For the fiscal years ended June 30, 2018 and 2017, the Company has charged to operations approximately $2,000 and $4,000, respectively as patent expenses included in general and administrative expenses.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the fiscal years ended June 30, 2018 and 2017, the Company has recorded patents write off of approximately $163,000 and $0, respectively and included in general and administrative expenses.

Financial Instruments

The Company’s financial instruments include cash, accounts payable and accrued liabilities. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The fair value hierarchy has the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3 - unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the fiscal years ended June 30, 2018 and 2017, the Company incurred approximately $11,368,000 and $12,783,000 of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits. Approximately $2 million is subject to credit risk at June 30, 2018. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2015 and forward years are still open for examination.

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2018 and 2017, because their effect was anti-dilutive (See Note 11 - Weighted Average Shares Outstanding).

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 0 shares and 262,080 shares of treasury stock outstanding, purchased at a total cumulative cost of $0 and $220,000 at June 30, 2018 and June 30, 2017, respectively (see Note 12).

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

The components of stock-based compensation related to stock options and restricted stock grants in the Company’s Statement of Operations for the fiscal years ended June 30, 2018 and 2017 are as follows (rounded to nearest thousand):

	Year ended June 30
	2018	2017
Research and development expenses
Professional fees	$120,000	$75,000
Employees’ bonus	156,000	139,000
Officers’ bonus	1,610,000	1,147,000
Total stock-based compensation expense	$1,886,000	$1,361,000

Recent Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the year ended June 30, 2018, did not have any impact on the financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This new pronouncement has been adopted in the fourth quarter of fiscal 2018 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU 2018-07 will not have a material impact on the financial statements.

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	June 30, 2018	June 30, 2017

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,219,000	1,308,000
		5,445,000	5,534,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,462,000)	(1,158,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(203,000)	(164,000)
Total		$3,780,000	$4,212,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense was approximately $385,000 and $372,000 for the years ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the future amortization period for all patents was approximately 7.18 years to 16.75 years. Future estimated annual amortization expenses are approximately $375,000 for the year ending June 30, 2019, $375,000 for each year from 2019 to 2025, $365,000 for the year ending June 30, 2026, $363,000 for the year ending June 30, 2027, $125,000 for the year ending June 30, 2028, $72,000 for the years ending June 30, 2029 through the years ended 2031, $52,000 for the year ending June 30, 2032, $23,000 for the year ending June 30, 2033, $7,000 for the year ending June 30, 2034 and $2,000 for the year ending June 30, 2035.

Compounds with Activity Against Gram-Negative Bacteria and Fungi

As research at the Company is now focused on supporting its clinical trials, we have reduced costs associated with the licensing of intellectual property for gram-negative bacteria and anti-fungal compounds by returning our patent portfolio titled “Compounds and Methods for Treating Candidiasis and Aspergillus Infections” back to the university co-licensor. The Company at this time does not have any active gram-negative or anti-fungal programs and therefore has decided not to pay for the maintenance of these patent rights. The carrying value of these abandoned patent as of June 30, 2018 was approximately $163,000. During the fiscal years ended June 30, 2018 and 2017, the Company has recorded patents write off of approximately $163,000 and $0, respectively and included in general and administrative expenses.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	June 30, 2018	June 30, 2017

Testing equipment	$4,000	$183,000
Less: Accumulated depreciation	(2,000)	(63,000)
	$2,000	$120,000

During the year ended June 30, 2018, the Company recorded the loss on disposal of equipment of $49,000 for the sales of its plant and equipment with net book value of $91,000 for the sales proceeds of $42,000. The sales proceeds receivable of $29,000 was recorded under Prepaid and Other Current Assets.

Depreciation expense for the fiscal years ended June 30, 2018 and 2017 was approximately $28,000 and $33,000, respectively.

6. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2018	June 30, 2017

Accrued research and development consulting fees	$208,000	$673,000
Accrued rent (Note 9) - related parties	10,000	21,000
Accrued interest (Note 10) - related parties	48,000	17,000

Total	$266,000	$711,000

7. Accrued Salaries and Payroll Taxes - Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2018	June 30, 2017

Accrued salaries - related parties	$2,823,000	$2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	214,000	86,000
Withholding tax - payroll	52,000	105,000

Total	$3,219,000	$3,144,000

8. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

The Company signed a lease extension agreement with Cummings Properties which began on October 1, 2013. The lease is for a term of five years ending on September 30, 2018, and requires monthly payments of $18,000. Innovative Medical Research Inc., a company owned by Leo Ehrlich and Dr. Krishna Menon, officers of the Company, has co-signed the lease.

As of June 30, 2018, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2019	$54,000
Total minimum payments	$54,000

Rent expense, net of lease income, under this operating lease agreement was approximately $210,000 and $205,000 for the years ended June 30, 2018 and 2017, respectively. Before September, 2013, the Company paid rent to KARD for share of office space and details are shown at Note 9. Related Party Transactions.

Operating Leases - Equipment

We leased equipment under a non-cancelable operating lease that expired in April, 2018. As of June 30, 2018, there was no future minimum rental commitment for our operating lease for the next twelve months.

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $4 million to contract research organizations as of June 30, 2018. Expenses are recognized when services are performed by the contract research organizations.

9. Related Party Transactions

Office Lease

Dr. Menon, the Company’s principal shareholder, President of Research, and Director, also serves as the Chief Operating Officer and Director of Kard Scientific (“KARD”). On December 7, 2007, the Company began renting office space from KARD, and since September 1, 2013, the Company no longer leases space from KARD. At June 30, 2018 and June 30, 2017, rent payable to KARD of approximately $10,000 and $21,000, respectively, were included in accrued expenses.

In September 2013, the Company signed a lease extension agreement with Cummings Properties for the company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease is for a term of five years from October 1, 2013 to September 30, 2018 and requires monthly payments of approximately $18,000. The Company had taken over the space occupied by KARD. In addition, Innovative Medical Research Inc., a company owned by Mr. Ehrlich and Dr. Menon, officers of the Company, has co-signed the lease.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company now has its own research study capabilities and no longer uses KARD. At June 30, 2018 and June 30, 2017, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

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

As of June 30, 2018 and June 30, 2017, approximately $48,000 and $17,000, respectively, is the accrued interest payable on this note.

As of June 30, 2018 and June 30, 2017, principal balance of this demand note was approximately $2,022,000.

11. Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	June 30
	2018	2017
Weighted average shares outstanding-basic	144,510,021	127,285,861
Dilutive options and restricted stock and warrants	-	-
Weighted average shares outstanding-diluted	144,510,021	127,285,861

Antidilutive securities not included:
Stock options and convertible note shares	45,784,747	44,733,477
Restricted stock grants	1,208,157	601,728
Warrants	8,000,000	-
Total	54,992,904	45,335,205

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	40,444,758	0.22	4.58	$48,185,911
Granted	398,749	1.29	9.09
Exercised	-	-
Forfeited/expired	(188,262)	1.26
Outstanding at June 30, 2017	40,655,245	0.22	3.61	$31,662,730

Granted	1,175,826	0.72	7.44
Exercised	-	-
Forfeited/expired	(187,500)	3.2
Outstanding at June 30, 2018	41,643,571	0.22	2.76	$17,523,113
Exercisable at June 30, 2018	40,629,222	$0.21	2.63	$17,507,706

The fair value of options granted for the years ended June 30, 2018 and 2017 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Year Ended June 30
	2018	2017
Expected term (in years)	3-10	3 - 10
Expected stock price volatility	48.26%-106.01%	57.63% to 111.62%
Risk-free interest rate	2.15%-2.56%	0.71% to 2.49%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $1,886,000 and $1,361,000 of total stock-based compensation expense for the years ended June 30, 2018 and 2017 respectively. The $1,886,000 of stock- based compensation expense for the year ended June 30, 2018 included approximately $786,000 of stock options expense and $1,100,000 of stock awards (see Note 13).

For the fiscal year ended June 30, 2018

On June 28, 2018, the Company issued (1) 55,000 stock options to purchase shares of the Company’s common stock which was vested immediately; (2) 50,000 stock shares, (3) additional 3-year 50,000 stock options, and (4) Bonus 3-year 50,000 stock options to a consultant for services rendered, exercisable for 3 years at $0.43 per share of common stock. The Company expensed these stock –based compensation as below:

•	The 55,000 options vested on June 1, 2018. The value of these 55,000 options was approximately $8,000. During the year ended June 30, 2018, the Company recorded approximately $8,000 of stock option expense for this 55,000 stock options grant.

•	The 50,000 stock shares will be vested in 4 equal installments of 12,500 Stock Shares on June 1, 2018, December 1, 2018, June 1, 2019 and December 1, 2019. The value of these 50,000 stock shares was approximately $21,500. During the year ended June 30, 2018, the Company recorded approximately $6,000 of shares award expense for this 50,000 stock shares.

•	The additional 3-year 50,000 stock options will be vested in 4 equal installments of 12,500 Stock Shares on June 1, 2018, December 1, 2018, June 1, 2019 and December 1, 2019 at exercise price equal to the closing stock price on the day before vesting The value of the additional 3-year 50,000 stock options was approximately $8,000. During the year ended June 30, 2018, the Company recorded approximately $2,000 of stock option expense for this additional 3-year 50,000 stock options grant.

On February 1, 2018, the Company agreed to issue options to purchase 75,000 shares of common stock to each of two consultants for specified services to be provided from February 1, 2018 to January 31, 2019 in accordance with agreements with the consultants. During the year ended June 30, 2018, the Company recorded approximately $31,000 of related stock-based compensation.

On February 10, 2017, the Company entered into verbal agreements with two consultants to issue options to purchase 50,000 shares of common stock and 75,000 shares of common stock, respectively, to the two consultants for services to be performed from February 13, 2017 to January 31, 2018 in accordance with their consulting agreements. The Company formally signed the agreements with the two consultants on March 13, 2018. During the year ended June 30, 2018, the Company recorded approximately $72,000 of related stock-based compensation.

On September 1, 2017, the Company agreed to grant to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date and the remaining 50% upon the second anniversary of the effective date; (2) shares of the Company’s common stock close above $3.00 per share (as may be adjusted for any stock splits or similar actions); (3) the commencement of trading of shares of the Company’s common stock on a national securities exchange; or (4) upon a change in control of the Company. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options will be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring are met at an earlier date. At June 30, 2018, the Company determined that it was not probable that these accelerated vesting provisions would occur earlier than the scheduled vesting date. During the year ended June 30, 2018, the Company recorded approximately $477,000 of total stock-based compensation. The $477,000 of stock-based compensation expense for the year ended June 30, 2018 included approximately $166,000 of stock option expense and $311,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the year ended June 30, 2018, the Company recorded approximately $43,000 of total stock-based compensation. The $43,000 of stock-based compensation expense for the year ended June 30, 2018 included approximately $31,000 of stock option expense and $12,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Anne Ponugoti, under the 2016 Plan, ten-year options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.705 per share, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 5,000 stock options were valued at approximately $3,000 and will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the year ended June 30, 2018, the Company recorded approximately $900 of stock option expense for this option grant.

Purchase of Treasury Stock

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

Our employee previously exercised an option to acquire 60,000 shares of the Company’s Common Stock, and the Company booked a $26,000 subscription receivable in connection with this exercise of such option; and on August 31, 2017, the Board has determined that it is in the best interests of the Company and its stockholders to repurchase the 60,000 shares of Common Stock from the employee in satisfaction of the subscription receivable.

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

There were 0 shares and 262,080 shares of treasury stock outstanding at June 30, 2018 and June 30, 2017, respectively, purchased at a total cumulative cost of $0 and $220,000 at June 30, 2018 and June 30, 2017, respectively.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity for our restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Total awards outstanding at June 30, 2017	601,728	$1.39
Total shares granted	1,175,061	0.69
Total shares vested	(568,632)	1.38
Total shares forfeited	-	-
Total unvested shares outstanding at June 30, 2018	1,208,157	$0.72

Scheduled vesting for outstanding restricted stock awards at June 30, 2018 is as follows:

	Year Ending June 30,
	2019	2020	2021	Total

Scheduled vesting	600,596	588,097	19,464	1,208,157

As of June 30, 2018, there was approximately $0.5 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.4 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.23 years.

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

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Portfolio Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness, under the 2016 Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which will be amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They will be amortized over 3 years to September 1, 2019. During the year ended June 30, 2018 and 2017, the Company recorded approximately $100,000 and $83,000 of total stock-based compensation, respectively. The $100,000 of stock-based compensation expense for the year ended June 30, 2018 included approximately $72,000 of stock option expense and $28,000 of stock awards. The $83,000 of stock-based compensation expense for the year ended June 30, 2017 included approximately $61,000 of stock option expense and $22,000 of stock awards.

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

On January 9, 2017, the Company and Anne Ponugoti entered into an executive employment agreement as the Company’s Associate Director, Clinical Sciences, effective on February 1, 2017. Pursuant to the employment agreement, the Company issued 10,000 shares of restricted stock and options to purchase 30,000 shares of common stock under the 2016 Plan. During the year ended June 30, 2018 and 2017, the Company recorded approximately $13,000 and $6,000 of total stock-based compensation, respectively. The $13,000 of stock-based compensation expense for the year ended June 30, 2018 included approximately $9,000 of stock option expense and $4,000 of stock awards. The $6,000 of stock-based compensation expense for the year ended June 30, 2017 included approximately $4,000 of stock option expense and $2,000 of stock awards.

On June 27, 2016, the Company and Dr. Bertolino entered into an executive employment agreement as our President and Chief Medical Officer, effective on June 27, 2016. Commencing on June 27, 2016, the Company agreed to pay Dr. Bertolino an annual salary of $440,000. In addition, the Company agreed to grant to Dr. Bertolino under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company's Class A common stock at an exercise price of $1.39 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date, and the remaining 50% upon the second anniversary of the effective date (2) completion of both a Phase 2b psoriasis study and a Phase 2 oral mucositis study; (3) the Company’s common stock closes above $3.00 per share (as may be adjusted for any stock splits or similar actions); (4) the commencement of trading of the Company’s common stock on a national securities exchange (e.g. Nasdaq or the NYSE); or (5) upon a Change in Control (as defined in the employment agreement) of the Company. The Company could not conclude that it was probable that these awards will fully vest until the second anniversary of the effective date, because such events listed above are outside the Company’s control. The Company will evaluate the probability of these events occurring for each reporting period. The 1,066,667 shares were valued at approximately $1.5 million, which will be amortized over two years to June 27, 2018. The 617,839 stock options were valued at approximately $800,000 and will be exercisable for 10 years at an exercise price of $1.39 per share. They will be amortized over 2 years to June 27, 2018 or sooner if the Company determines that it is probable that one of the events listed above will occur. During the year ended June 30, 2018 and 2017, the Company recorded approximately $1,134,000 and $1,147,000 of stock-based compensation expense – Officer, for these equity grants, respectively. The $1,134,000 of stock-based compensation – Officer in 2018 included approximately $395,000 of stock option expense and $739,000 of stock awards. The $1,147,000 of stock-based compensation – Officer in 2017 included approximately $400,000 of stock option expense and $747,000 of stock awards.

Exercise of options

During the year ended June 30, 2018 and 2017, there were no stock options exercised.

Stock Warrants Outstanding

The warrants were recorded within stockholders’ deficiency. The fair value of the warrants issued for the years ended June 30, 2018 and 2017 was estimated on the date of issuance using the Black Scholes Model that uses assumptions noted in the following table.

	Year Ended June 30
	2018	2017
Expected term (in years)	3	-
Expected stock price volatility	82.36%	-
Risk-free interest rate	2.73%	-
Expected dividend yield	0	-

The following table summarizes the outstanding stock warrants:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2016	25,000	$1.79	0.56	$-
Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	(25,000)	1.79	-
Outstanding at June 30, 2017	-	$-	-	$-

Extended	-	-	-
Granted	8,000,000	0.38	5.0
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2018	8.000.000	$0.38	5.0	$-

For the fiscal year ended June 30, 2018

On June 28, 2018, the Company issued 8,000,000 Class A common shares par value $.0001 to a warrant holder upon exercise of Common Stock Purchase Warrants exercisable for 5 years at an exercise price of $0.38 per share.

For the fiscal year ended June 30, 2017

During the year ended June 30, 2017, there were no warrants issued and 25,000 expired.

13. Equity Transactions

On June 28, 2018, we entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which the Company has agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, and in connection with Aspire Capital’s commitment to purchase additional securities from the Company, on June 28, 2018, the Company agreed to (i) sell to Aspire Capital 5,263,158 shares for a purchase price of $2.0 million and (ii) issue to Aspire Capital 2,736,842 shares of common stock and warrants to purchase 8,000,000 shares of common stock, with such warrants having an exercise price equal to $0.38 per share (the “Commitment Fee”). The Securities Purchase Agreement provides for the sale of up to an additional $5.0 million of the Company’s common stock to Aspire Capital upon the achievement of certain milestones, as follows:

•

on or before September 30, 2018, $1.0 million of the Company’s common stock upon the Company’s announcement of the FDA’s granting of the Company’s request for Breakthrough Therapy Designation for the Company’s Brilacidin compound in the indication of Oral Mucositis;

•

on or before September 30, 2018, $2.0 million of the Company’s common stock upon the Company’s announcement that the Company’s Phase 2b trial of Prurisol on psoriasis has met its primary end point; and

•

on or before September 30, 2018, $2.0 million of the Company’s common stock upon the Company’s announcement that the Company has entered into a licensing arrangement with a pharmaceutical company for any of the Company’s clinical assets that will include an initial payment to the Company of an amount in the double-digits millions of dollars.

The total commitment fee of $2.7 million was allocated to the $2 million offering first based on historical price discounts that Aspire Capital has received and the balance of the commitment fee was allocated to the $5 million of potential future milestone funding from Aspire Capital. The portion of the commitment fee allocated to the $2 million of initial proceeds was approximately $0.5 million and was effectively netted against the $2 million of initial proceeds, resulting in a discounted purchase price of $0.29 per share. The remaining $2.2 million of the commitment fee was allocated to the future milestone funding and was fully expensed under Other Expenses, because it is unlikely that the Company will achieve any of the above 3 milestones by September 30, 2018.

Each of the subsequent closings is subject to customary conditions, including the satisfaction of Aspire Capital with achievement of the milestones and the closing price of the Company’s common stock being equal to or greater than $0.50 on the date of announcement. The purchase price per share for the subsequent closings will be based upon the market price of the common stock at the time of such closings. Aspire Capital may elect to receive pre-funded warrants in lieu of common stock for all or a portion of the subsequent closings. The Company intends to use the net proceeds from the offerings for general corporate purposes, including research and development.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into a common stock purchase agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Stock Purchase Agreement. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 is amortized pro-rata as the funding is received. The amortized amount of $55,000 was recorded to additional paid-in capital for the year ended June 30, 2018. The unamortized portion is carried on the balance sheet as deferred offering costs and was $159,000 at June 30, 2018. The Company registered the sale of all shares that Aspire Capital will purchase under this common stock purchase agreement. To the extent Aspire Capital purchases shares under this Purchase Agreement and subsequently sells those shares purchased, the other holders of shares of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise wish to effect sales.

During the period from September 6, 2017 to June 30, 2018, the Company generated proceeds of approximately $7.7 million under the new 2017 agreement with Aspire Capital from the sale of approximately 9.5 million shares of its common stock. As of June 30, 2018, the available balance under the new equity line agreement was approximately $22.3 million.

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

The Company has incurred operating losses since its inception and therefore no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available for carryforward and to be applied against taxable income in future years totaled approximately $65,921,000 at June 30, 2018. The tax loss carryforwards expire beginning in 2028. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On December 22, 2017 the U.S. President signed into law the Tax Cuts and Jobs Act (the “Act”), which enacted significant tax law changes largely effective for tax years beginning after June 30, 2018. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018, for all corporations. Because GAAP requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we have revalued our deferred tax assets and liabilities as of December 22, 2017. As a result of the re-valuation of the deferred tax assets, we have accounted for $8,944,000 of tax expense as a discrete item in our provision for income taxes for the year ended June 30, 2018. The impact was entirely offset by a reduction of the Company’s valuation allowance.

We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our income tax provision, which may cause us to revise our estimate in future periods in accordance with SAB 118. These impacts may be material due to, among other things, further refinement of our calculations, changes in interpretations of the Act, or issuance of additional guidance by the relevant tax authorities.

The income tax provision benefit differs from the amount of tax determined by applying the Federal and States statutory rates as follows:

	June 30, 2018	June 30, 2017
Book income at federal statutory rate	28.19%	34.00%
State income tax, net of federal tax benefit	6.02%	5.30%
Change in valuation allowance	13.50%	(45.35)%
Research and development credit	6.95%	8.20%
Permanent difference	-%	(2.78)%
Change in Federal Statutory Rate	(54.66)%	-%
Others - net	-%	0.63%
Total	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the years ended June 30, 2018 and 2017. The components of deferred tax assets as of June 30, 2018 and 2017 are as follows (rounded to nearest thousand):

	June 30, 2018	June 30, 2017
Deferred tax assets:
Net operating loss carry forwards	$18,010,000	$21,510,000
Accrued payroll	807,000	1,174,000
Stock compensation	2,649,000	2,104,000
Research and development credit	5,088,000	3,951,000
Other	114,000	171,000
	$26,668,000	$28,910,000
Valuation allowance	(26,668,000)	(28,910,000)
Total deferred taxes	$-	$-

15. Subsequent Events

On September 1, 2018, the Company issued to Dr. Bertolino for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.398 per share. These options were issued with an exercise price of $0.398 and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. These options have piggyback registration rights.

On September 1, 2018, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.398 per share. These options were issued with an exercise price of $0.398 and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events.

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

As of June 30, 2018, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following provides information regarding current members of the Company’s Board of Directors (the “Board”), which consists of five members, and the Company’s executive officers. Each director is elected for a term ending at the next annual meeting of stockholders or until his or her successor is elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board.

Name	Age	Position with the Company	Director Since
Leo Ehrlich	60	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Krishna Menon	71	Chief Scientific Officer, President of Research and Director	June 2007
Barry Schechter	54	Director	October 2014
Zorik Spektor	61	Director	April 2015
Mark R. Tobin	44	Director	April 2015
Arthur P. Bertolino	63	President and Chief Medical Officer	—
Jane Harness	49	Sr. Vice President, Clinical Sciences and Portfolio Management	—

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

Krishna Menon, PhD, VMD, previously served as President of Cellceutix Pharma since inception in June 2007. Following the Company’s acquisition of Cellceutix Pharma in 2007, Dr. Menon served as Chief Scientific Officer and President of the Company, becoming President of Research in June 2016. Dr. Menon also serves as the Chief Operating Officer at Kard Scientific, Inc. Dr. Menon has more than 35 years in drug development for academia and industry. Originally trained as a veterinary surgeon, Dr. Menon began his career as Chief Government Veterinarian for a large parish in Jamaica. He segued to a three-year stint as Director of Agriculture for the Cayman Islands, in the British Caribbean and, in 1982, moved to the Dana Farber Cancer Research Institute under the direction of the chief physician, Dr. Emil Tom Frye. From 1985 to 1990, Dr. Menon was a Research Scientist at Dana Farber Cancer Research Institute. He then worked as a Senior Research Scientist, In Vivo Research (Cancer), at Bayer Pharmaceuticals (Miles Laboratories) until 1993. Dr. Menon then operated his own veterinary oncology and drug development consultancy practice, and one year later, he was asked to be a Group Leader, Cancer In Vivo Research and Clinical Development, for Eli Lilly, where he played a key role in pre-clinical development of the blockbuster drugs Gemzar and Alimta. Dr. Menon served in such position at Eli Lilly until 2001. In 1999, Eli Lilly honored him with the “President’s Recognition Award.” Dr. Menon earned his PhD in Pharmacology from Kerala University, where his work focused on anti-folate therapy of various cancers.

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

Mark R. Tobin, MBA, was appointed as an independent member of the Board in April 2015. Mark Tobin is currently Chief Financial Officer of Printronix, LLC, a leading manufacturer of industrial printers. From 2013 to 2017, Mr. Tobin served in various roles of increasing responsibility with NanoFlex Power Corporation, a publicly-listed advanced solar technology company, culminating as Executive Vice President and Chief Financial Officer. From 2013 to 2015, Mr. Tobin served as a Managing Director at Digital Offering, a merchant bank. Previously, from 2005 to 2013, he served as Director of Research and as a Senior Research Analyst at Roth Capital Partners, a leading boutique investment bank, where he oversaw equity research on hundreds of small-cap public companies across a variety of sectors. Prior to that, he was a Program Manager and Senior Systems Engineer at Science Applications International Corporation, a FORTUNE 500® scientific, engineering, and technology applications company. Mr. Tobin began his career as an officer in the United States Air Force, overseeing advanced technology development programs and representing the U.S. as a NATO delegate, and ultimately achieving the rank of Major. He graduated with honors from the U.S. Air Force Academy with a Bachelor’s of Science in Management and received an MBA from the University of Pittsburgh.

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

Jane Harness, MP, MS is Senior Vice President, Clinical Sciences and Portfolio Management and joined the Company on September 1, 2016. Ms. Harness has over 20 years in domestic and international clinical drug development experience. Before joining the Company, she served as Vice President, Clinical Operations, at Revance Therapeutics in 2015 and as Head of Clinical Sciences, Dermatology and ATI Translational Research, at Novartis Institutes for Biomedical Research from 2010 to 2014. Before joining Novartis, Ms. Harness held the following notable positions at Pfizer over the prior 15 years: Global Clinical Lead, Inflammation and Immunology, Early Clinical Lead, Dermatology, and Clinical Trial Head and Process Improvement Lead, Experimental Medicine. Ms. Harness received a BS and MP (Protein Biochemistry) degree from University of Leicester, and a MS (Clinical Pharmacology) from University of Aberdeen.

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

The Board and Committees of the Board

The Company is governed by the Board, which currently consists of five members: Mr. Leo Ehrlich, Dr. Krishna Menon, Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin. The Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is comprised entirely of independent directors. The Board has adopted written charters for each of its committees which are available on the Company’s website at http://www.ipharminc.com. A copy of the Company’s corporate governance guidelines is also available on the Company’s website. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc., 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. All directors are encouraged to attend meetings of stockholders, either in person or remotely, absent an unavoidable and irreconcilable conflict. Each director attended more than 75% of the aggregate number of Board meetings and the number of meetings held by all of the committees on which he served.

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

Audit Committee

The Audit Committee met four times in fiscal year 2018. The Audit Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. Mr. Tobin serves as Chairman of the Audit Committee and is an “audit committee financial expert” as that term is defined by the applicable SEC rules. The Audit Committee is responsible for, among other things:

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

Compensation Committee

The Compensation Committee held one meeting in fiscal 2018. The Compensation Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Nominating and Governance Committee

The Nominating and Governance Committee did not hold any meetings in fiscal 2018. Our Nominating and Governance Committee consists of Dr. Barry Schechter, Dr. Zorik Spektor and Mr. Mark R. Tobin, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominating and Governance Committee is responsible for, among other things:

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

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.ipharminc.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. During the fiscal year ended June 30, 2018, there were no waivers of our Code of Ethics.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2018.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, our President and Chief Medical Officer, and our Senior Vice President, Clinical Sciences and Portfolio Management, whom we refer to collectively as our named executive officers, for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Total
Leo Ehrlich	2018	$465,850	$—	$—	$—	$465,850
Chief Executive and Financial Officer	2017	$465,850	$—	$—	$—	$465,850

Arthur P. Bertolino	2018	$440,000	$176,000	$752,000	$398,954	$1,766,954
President and Chief Medical Officer	2017	$449,167	$176,000	$—	$—	$625,167

Jane Harness	2018	$275,000	$90,750	$41,168	$111,702	$518,620
Sr. Vice President, Clinical Sciences and Portfolio Management	2017	$220,833	$76,313	$80,000	$220,000	$597,146

___________

(1)	The June 30, 2017 and 2018 bonuses for Dr. Bertolino have been accrued but are unpaid. The June 30, 2018 bonus for Ms. Harness has been accrued but is unpaid.

(2)

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Leo Ehrlich	18,000,000	—	$0.11	12/29/2020	—	—
	2,000,000		$0.51	5/8/2022	—	—
Arthur P. Bertolino(2)	617,839	—	$1.39	6/27/2026	—	—
	—	617,839	$0.71	9/1/2027	1,066,667	$629,334
Jane Harness(3)	105,714	67,273	$1.37	9/1/2026	38,929	$22,968
		172,987	$0.71	9/1/2027	58,394	$34,452

_____________

(1)	Market value is based on a stock price of $0.59, the closing price of the Company’s common stock on June 30, 2018, and the outstanding number of shares of restricted stock.

(2)

The unvested stock options vest in two equal annual installments on September 1, 2018 and 2019 or upon the occurrence of certain events. The restricted stock vests in two equal annual installments beginning on September 1, 2018 or upon the occurrence of certain events.

(3)

The unvested 2017 stock options vest in three equal annual installments on September 1, 2018, 2019 and 2020. Remaining unvested 2016 stock options continue to vest monthly in equal portions. Represents shares withheld for payment of tax liability arising as a result of the partial settlement of restricted stock awards that vested. The restricted stock vests in three equal annual installments beginning on September 1, 2018.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Mr. Ehrlich does not have a current employment agreement with the Company, and all of the stock options held by Mr. Ehrlich are fully vested.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended June 30, 2018. Neither Mr. Menon nor Mr. Ehrlich was compensated for their service as directors in 2018.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Dr. Krishna Menon	—	$349,388	(1)	$349,388
Dr. Barry Schechter	$25,000	—		$25,000
Dr. Zorik Spektor	$25,000	—		$25,000
Mr. Mark R. Tobin	$25,000	—		$25,000

_________

(1)	Represents salary paid to Dr. Menon.

As of June 30, 2018, each of Dr. Schechter, Dr. Spektor and Mr. Tobin held an option to purchase 19,655 shares of the Company’s Class A common stock, and Dr. Menon held an option to purchase 18,000,000 shares of the Company’s Class B common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our Class A common stock as of June 30, 2018, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Innovation Pharmaceuticals Inc., 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1) (2)	Percent of Common Stock (3)
Officers and Directors
Leo Ehrlich (3)	34,228,488	18.28%
Krishna Menon (4)	33,043,286	18.25%
Arthur P. Bertolino (5)	2,872,884	*	%
Barry Schechter (6)	269,665	*	%
Zorik Spektor (7)	44,665	*	%
Mark R. Tobin (8)	19,665	*	%
Jane Harness (9)	464,762	*	%
All current executive officers and directors as a group (7 persons) (10)	70,943,415	34.10%

*	Denotes less than 1% of the outstanding shares of common stock.

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

(2)

For each stockholder, the calculation of percentage of beneficial ownership is based upon 163,103,927 shares of common stock outstanding as of June 30, 2018, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or were exercisable within 60 days of June 30, 2018, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants, or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

(3)

Includes (i) 7,335,002 shares of Class A common stock held directly by Mr. Ehrlich, (ii) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (iii) 4,141,176 shares of Class A common stock into which a convertible loan in the amount of $2,022,264 and accrued interest $48,324 may be converted at $0.50 per share, (iv) vested options to purchase 2,000,000 shares of Class A common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan and (v) vested options to purchase 18,000,000 shares of Class B common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(4)

Includes (i) 15,043,286 shares of Class A common stock held by the Menon Family Trust, for which Dr. Menon serves as trustee, and (ii) vested options to purchase 18,000,000 shares of Class B common stock granted to Dr. Menon under the 2010 Equity Inventive Plan. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(5)

Includes 570,539 shares of restricted stock. See “—Role of the Board of Directors; Employment Agreements—Employment Agreement with Dr. Bertolino” above for a description of the vesting conditions for the restricted stock and a vested option to purchase 617,839 shares of common stock.

(6)	Includes 250,000 shares of common stock held directly and a vested option to purchase 19,665 shares of common stock.

(7)	Includes 25,000 shares of common stock held directly and a vested option to purchase 19,665 shares of common stock.

(8)	Includes a vested option to purchase 19,665 shares of common stock.

(9)	Includes 58,394 shares of common stock held directly.

(10)

Includes 25,701,137 shares of common stock directly and indirectly owned by the current executive officers and directors as a group and 43,781,823 shares underlying options, warrants or convertible debt.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	38,826,889	$0.16	3,869,111
Equity compensation plans not approved by stockholders (2)	2,004,152	$0.97	14,513,165
Total	42,835,193	$0.24	18,382,276

____________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Audit Committee’s charter requires it to approve or ratify certain transactions involving the Company and “related persons,” as defined under the relevant SEC rules. Any transaction with a related person, other than transactions available to all employees generally or involving aggregate amounts of less than $120,000, must be approved or ratified by the Audit Committee. The policy applies to all executive officers, directors and their family members and entities in which any of these individuals has a substantial ownership interest or control. None of such related persons has been involved in any transactions with us since the beginning of fiscal 2018 which are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. For information about transactions with related persons that were entered into before fiscal 2018, see Notes 9 and 10 in the accompanying notes to the financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Baker Tilly Virchow Krause, LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2018 and 2017, and fees billed for other services provided by Baker Tilly Virchow Krause, LLP in fiscal years ended June 30, 2018 and 2017. The Board of Directors has approved all of the following fees.

	Fiscal Year Ended
(Rounded to nearest thousand)	2018	2017

Audit Fees	$193,000	$134,000	(1)
Audit related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$193,000	$134,000

____________

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Baker Tilly Virchow Krause, LLP in connection with our statutory and regulatory filings or engagements.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Baker Tilly Virchow Krause, LLP for our financial statements as of and for the year ended June 30, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial statements

See Index to financial statements and Supplemental Data under Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit No.	Title	Method of Filing
3.1	Articles of Incorporation of Innovation Pharmaceuticals Inc.	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 7, 2017 (File No. 001-37357)
3.2	Amended and Restated Bylaws of Innovation Pharmaceuticals Inc.	Exhibit 3.2 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
4.1	Form of Warrant to Purchase Common Stock	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on June 29, 2018 (File No. 001-37357)
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.20 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.2

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix

Exhibit 10.21 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.22 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.4	Common Stock Purchase Agreement, dated as of September 6, 2017, between the Company and Aspire Capital Fund, LLC	Exhibit 10.6 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
10.5	Registration Rights Agreement, dated as of September 6, 2017, between the Company and Aspire Capital Fund, LLC	Exhibit 10.7 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
10.6	Securities Purchase Agreement, dated as of June 28, 2018, between the Company and Aspire Capital Fund, LLC	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 29, 2018 (File No. 001-37357)
10.7	Material Transfer Agreement With Beth Israel Deaconess	Exhibit 10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014 (File No. 001-37357)

10.8	Lease between Cellceutix Corporation and Cummings Properties	Exhibit 10.39 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014 (File No. 001-37357)
10.9	Agreement dated August 28, 2014 between Cellceutix Corporation and Aruda, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.10	Amendment among Cellceutix Corporation, Wayne Aruda and Aruda Inc.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.11	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011(File No. 001-37357)
10.12	Assignment Agreement between Cellceutix Corporation and Dr. Krishna Menon	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.13*	Employment Agreement between the Company and Dr. Arthur P. Bertolino.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.14*	Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011 (File No. 001-37357)
10.15*	Form of Non-qualified Stock Option Agreement for the Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 10.16 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
10.16*	Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.17*	Form of Incentive Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.18*	Form of Non-qualified Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.19*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.20*	Form of Restricted Stock Award Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.21*	Form of Restricted Stock Award Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.22*	Form of executive employment agreement	Exhibit 10.1 to the Form 10-Q of the Company for the quarterly period ended September 30, 2016 filed on November 9, 2016 (File No. 001-37357)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	President of Research Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	President of Research Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Cash Flows, (v) the Statements of Equity and (vi) related notes

Filed herewith

____________

* Identifies a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovation Pharmaceuticals Inc.
(Registrant)

Date: September 11, 2018	By:	/s/ Leo Ehrlich
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

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 11, 2018
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Krishna Menon	President of Research and Director	September 11, 2018
Krishna Menon

/s/ Barry Schechter	Director	September 11, 2018
Barry Schechter

/s/ Zorik Spektor	Director	September 11, 2018
Zorik Spektor

/s/ Mark R. Tobin	Director	September 11, 2018
Mark R. Tobin

