Form 10-Q
period 2018-09-30
Innovation Pharmaceuticals Inc.
filed 2018-11-08
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-37357

INNOVATION PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of	(I.R.S. Empl.
incorporation or organization)	Ident. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 2, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	163,676,190
Common Stock Class B, $0.0001 par value	None

 INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; statements relating to potential licensing, partnering or similar arrangements concerning our drug compounds; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern and our capital needs; our ability to continue to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; and our ability to ultimately distribute our drug candidates; compliance with regulatory requirements, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Rounded to nearest thousand except for shares data)

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$306,000	$2,424,000
Prepaid expenses and other current assets	55,000	98,000
Security deposits	-	78,000
Total Current Assets	361,000	2,600,000

Other Assets:
Patents – net	3,705,000	3,780,000
Equipment – net	2,000	2,000
Deferred offering costs - net	159,000	159,000
Security deposits	78,000	-
Total Other Assets	3,944,000	3,941,000
Total Assets	$4,305,000	$6,541,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approximately $1,504,000 and 1,504,000, respectively)	$2,790,000	$3,185,000
Accrued expenses - (including related party accruals of approximately $44,000 and $58,000, respectively)	174,000	266,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approximately $3,129,000 and $2,953,000, respectively)	3,291,000	3,219,000
Convertible note payable - related party	2,022,000	2,022,000
Total Current Liabilities	8,277,000	8,692,000
Total Liabilities	8,277,000	8,692,000

Commitments and contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 300,000,000 shares authorized, 163,676,190 shares and 163,103,927 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	17,000	17,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and June 30, 2018	-	-
Additional paid-in capital	83,976,000	83,747,000
Accumulated deficit	(87,965,000)	(85,915,000)
Total Stockholders’ Deficiency	(3,972,000)	(2,151,000)
Total Liabilities and Stockholders’ Deficiency	$4,305,000	$6,541,000

The accompanying notes are an integral part of these condensed financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2018	2017

Revenues	$-	$-

Operating expenses:
Research and development expenses	1,357,000	3,805,000
General and administrative expenses	260,000	297,000
Officers' payroll and payroll tax expenses	123,000	130,000
Professional fees	259,000	252,000

Total operating expenses	1,999,000	4,484,000

Loss from operations	(1,999,000)	(4,484,000)

Other income (expense)
Interest income	-	1,000
Interest expense	(51,000)	(51,000)

Total other expense - net	(51,000)	(50,000)

Loss before provision for income taxes	(2,050,000)	(4,534,000)
Provision for income taxes	-	-

Net loss	$(2,050,000)	$(4,534,000)

Basic and diluted loss per share attributable to common stockholders	$(0.01)	$(0.03)

Weighted average number of common shares	163,284,314	137,171,811

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

(Rounded to nearest thousand)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,050,000)	$(4,534,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as employee compensation and payment for services rendered and financing costs	229,000	369,000
Amortization of patent costs	94,000	96,000
Depreciation of equipment	-	9,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	43,000	121,000
Accounts payable	(395,000)	711,000
Accrued expenses	(92,000)	(355,000)
Accrued officers' salaries and payroll taxes	72,000	(106,000)

Net cash used in operating activities	(2,099,000)	(3,689,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(19,000)	(22,000)

Net cash used in investing activities	(19,000)	(22,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of offering costs	-	2,508,000
Purchase of treasury stock	-	(5,000)

Net cash provided by financing activities	-	2,503,000

NET DECREASE IN CASH	(2,118,000)	(1,208,000)

CASH, BEGINNING OF PERIOD	2,424,000	4,141,000

CASH, END OF PERIOD	$306,000	$2,933,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$63,000	$32,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Commitment shares issued as deferred offering costs	$-	$215,000
Reversal of subscription receivable to treasury stock	$-	26,000

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

 (Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2018, included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Basis of Presentation

Innovation Pharmaceuticals Inc. was incorporated on August 1, 2005 in the State of Nevada. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc.

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

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our compounds and our corporate general and administrative expenses. As of September 30, 2018, the Company has an accumulated deficit of approximately $88.0 million, representative of recurring losses since inception. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $14 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

At September 30, 2018, the Company’s cash amounted to $0.3 million and current liabilities amounted to $8.3 million, of which $6.7 million were payables to related parties with no immediate payment terms (See Note 8- Related Party Transactions). Subsequent to September 30, 2018, in October 2018, aggregate gross proceeds of approximately $2.0 million were raised through the sale of convertible preferred stock (see below). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the three months ended September 30, 2018 was approximately $2.1 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the three months ended September 30, 2018 and 2017, amounted to $2.1 million and $4.5 million, respectively, and we had a working capital deficit of approximately $7.9 million and $6.1 million, respectively at September 30, 2018 and June 30, 2018.

The Company's primary sources of liquidity are cash and cash equivalents as well as issuances of its equity securities. The Company is party to a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) that provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of September 30, 2018, the available balance under the Purchase Agreement is approximately $22.3 million. However, as of date of this report, the conditions for sales under the Purchase Agreement are not satisfied and no sales may occur thereunder. In particular, the Purchase Agreement provides that the Company and Aspire Capital will not affect any sales under the Purchase Agreement when the closing sales price of the Company’s common stock is less than $0.25 per share. Recently, the Company’s common stock has traded below $0.25 per share, and there is substantial uncertainty regarding the Company’s continued ability to sell shares under the Purchase Agreement in order to meet the Company's projected working capital requirements for the next 12 months from the date of the issuance of the financial statements (or available to be issued).

After the date of the financial statements, on October 5, 2018, the Company entered into a securities purchase agreement with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. Under the securities purchase agreement, the Company issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds will be available when needed.

The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without additional financing from Aspire Capital, the multi-family office or another source of capital. These financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

Basic Loss per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares and unvested restricted stock. Common share equivalents of 56,271,542 and 47,242,085 shares of common stock were excluded from the computation of diluted loss per share for the three months ended September 30, 2018 and 2017, respectively, because we incurred net losses for the three months ended September 30, 2018 and 2017, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

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

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months ended September 30, 2018 and 2017 are as follows (rounded to nearest thousand):

	Three months ended September 30
	2018	2017
Research and development expenses
Professional fees	$13,000	$-
Employees’ bonus	44,000	32,000
Officers’ bonus	172,000	337,000
Total stock-based compensation expense	$229,000	$369,000

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 (Topic 842) Leases, which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. The Company intends to adopt the standard on the effective date of December 30, 2018. Interpretations are on-going and could have a material impact on the Company's implementation. Currently, the Company expects that the adoption of the ASU 2016-02 (Topic 842) Leases will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases, and expects it to have a material impact on our results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the new standard effective July 1, 2018. The application of this standard did not have a material impact on the Company’s unaudited condensed statements of cash flows.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	September 30, 2018	June 30, 2018

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,238,000	1,219,000
		5,464,000	5,445,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,538,000)	(1,462,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(221,000)	(203,000)
Total		$3,705,000	$3,780,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2018 and 2017 was approximately $94,000 and $96,000, respectively.

At September 30, 2018, the future amortization period for all patents was approximately 6.93 years to 16.75 years. Future estimated annual amortization expenses are approximately $282,000 for the year ending June 30, 2019, $376,000 for each year from 2020 to 2025, $367,000 for the year ending June 30, 2026, $364,000 for the year ending June 30, 2027, $127,000 for the year ending June 30, 2028, $73,000 for the years ending June 30, 2029 through the years ended 2031, $53,000 for the year ending June 30, 2032, $24,000 for the year ending June 30, 2033, $9,000 for the year ending June 30, 2034 and $3,000 for the year ending June 30, 2035.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2018	June 30, 2018

Accrued research and development consulting fees	$130,000	$208,000
Accrued rent (Note 8) - related parties	8,000	10,000
Accrued interest (Note 9) - related parties	36,000	48,000

Total	$174,000	$266,000

6. Accrued Salaries and Payroll Taxes - Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2018	June 30, 2018

Accrued salaries - related parties	$2,999,000	$2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	114,000	214,000
Withholding tax - payroll	48,000	52,000

Total	$3,291,000	$3,219,000

7. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On September 30, 2018, the Company’s lease agreement with Cummings Properties automatically renewed. The lease is for a term of five years ending on September 30, 2023, and requires monthly payments of approximately $19,000.

As of September 30, 2018, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2019	$228,000
2020	228,000
2021	228,000
2022	228,000
2023	228,000
$1,140,000

Rent expense, net of lease income, under this operating lease agreement was approximately $52,000 and $52,000 for the three months ended September 30, 2018 and 2017, respectively.

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $3 million to contract research organizations as of September 30, 2018. Expenses are recognized when services are performed by the contract research organizations.

8. Related Party Transactions

Office Lease

The Company charged Kard Scientific $1,800 for space for the two months of July and August, 2018. Dr. Menon, the Company’s principal shareholder, and former President of Research, also serves as the Chief Operating Officer and Director of Kard Scientific. Dr. Menon’s employment was terminated with the Company on September 18, 2018. Dr. Menon continues to serve on the Company’s Board of Directors. As of September 1, 2018, KARD no longer leases space from the Company.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At September 30, 2018 and June 30, 2018, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

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

As of September 30, 2018 and June 30, 2018, approximately $36,000 and $48,000, respectively, is the accrued interest payable on this note.

As of September 30, 2018 and June 30, 2018, principal balance of this demand note was approximately $2,022,000.

10. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	41,643,571	0.22	2.76	$17,523,113

Granted	795,826	0.40	10.0
Exercised	-	-
Forfeited/expired	(50,000)	2.49
Outstanding at September 30, 2018	42,389,397	0.22	2.65	$3,240,000
Exercisable at September 30, 2018	41,020,636	$0.21	2.43	$3,240,000

The fair value of options granted for the three months ended September 30, 2018 and 2017 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Three months ended September 30,
	2018	2017
Expected term (in years)	10	10
Expected stock price volatility	104.11%	106.01%
Risk-free interest rate	2.86%	2.15%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $229,000 and $369,000 of total stock-based compensation costs related to equity grant awards for the three months ended September 30, 2018 and 2017, respectively. The $229,000 of stock-based compensation expense for the three months ended September 30, 2018 included approximately $102,000 of stock options expense and $127,000 of restricted stock awards.

The $369,000 of stock-based compensation expense for the three months ended September 30, 2017 included approximately $141,000 of stock options expense and $228,000 of restricted stock awards. (see Note 11).

During the three months ended September 30, 2018

On September 1, 2018, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.398 per share. These options were issued with an exercise price of $0.398 and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. These options have piggyback registration rights. During the three months ended September 30, 2018, the Company recorded approximately $26,000 of stock-based compensation expense for these equity grants, including approximately $9,000 of stock option expense and $17,000 for the stock awards.

On September 1, 2018, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.398 per share. These options were issued with an exercise price of $0.398 and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events. During the three months ended September 30, 2018, the Company recorded approximately $2,000 of stock-based compensation expense for these equity grants, including approximately $1,000 of stock option expense and $1,000 for the stock awards.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity for our restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(572,263)	$0.73
Total shares forfeited	-	$-
Total unvested shares outstanding at September 30, 2018	1,765,955	$0.51

Scheduled vesting for outstanding restricted stock awards at September 30, 2018 is as follows:

	Year Ending June 30,
	2019	2020	2021	2022	Total

Scheduled vesting	28,333	1,142,563	573,929	21,130	1,765,955

As of September 30, 2018, there was approximately $0.8 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.6 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.03 years.

Exercise of options

During the three months ended September 30, 2018 and 2017, there were no stock options exercised.

Stock Warrants Outstanding

During the three months ended September 30, 2018 and 2017, there were no warrants issued. On June 28, 2018, the Company issued warrants to purchase 8,000,000 shares of its common stock exercisable for 5 years at an exercise price of $0.38 per share. The warrants were recorded within stockholders’ deficiency. The fair value of the warrants issued on June 28, 2018 was estimated on the date of issuance using the Black Scholes Model that uses assumptions noted in the following table.

Expected term (in years)	3
Expected stock price volatility	82.36%
Risk-free interest rate	2.73%
Expected dividend yield	0

The following table summarizes the outstanding stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	8,000,000	$0.38	5.0	$-

Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2018	8.000.000	$0.38	4.75	$-

11. Equity Transactions

On June 28, 2018, we entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which the Company has agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent.

Pursuant to the Securities Purchase Agreement, and in connection with Aspire Capital’s commitment to purchase additional securities from the Company, on June 28, 2018, the Company agreed to (i) sell to Aspire Capital 5,263,158 shares for a purchase price of $2.0 million and (ii) issue to Aspire Capital 2,736,842 shares of common stock and warrants to purchase 8,000,000 shares of common stock, with such warrants having an exercise price equal to $0.38 per share (the “Commitment Fee”). The Securities Purchase Agreement provides for the sale of up to an additional $5.0 million of the Company’s common stock to Aspire Capital upon the achievement of certain milestones by September 30, 2018, which were not achieved by the Company.

The total commitment fee of $2.7 million was allocated to the $2 million offering first based on historical price discounts that Aspire Capital has received and the balance of the commitment fee was allocated to the $5 million of potential future milestone funding from Aspire Capital. The portion of the commitment fee allocated to the $2 million of initial proceeds was approximately $0.5 million and was effectively netted against the $2 million of initial proceeds, resulting in a discounted purchase price of $0.29 per share. The remaining $2.2 million of the commitment fee was allocated to the future milestone funding and was fully expensed under Other Expenses as of June, 30, 2018. As of September 30, 2018, the $5 million of milestone funding was not received and expired.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into the Purchase Agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Stock Purchase Agreement. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 is amortized pro-rata as the funding is received. The amortized amount of $55,000 was recorded to additional paid-in capital for the year ended June 30, 2018. The unamortized portion is carried on the balance sheet as deferred offering costs and was $159,000 at June 30, 2018 and September 30, 2018. The Company registered the sale of all shares that Aspire Capital will purchase under this common stock purchase agreement. To the extent Aspire Capital purchases shares under this Purchase Agreement and subsequently sells those shares purchased, the other holders of shares of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise wish to effect sales.

During the period from September 6, 2017 to September 30, 2018, the Company generated proceeds of approximately $7.7 million under the new 2017 agreement with Aspire Capital from the sale of approximately 9.5 million shares of its common stock. As of September 30, 2018, the available balance under the new equity line agreement was approximately $22.3 million. However, as of date of this report, the conditions for sales under the Purchase Agreement are not satisfied and no sales may occur thereunder. See Note 2, Going Concern and Liquidity.

On March 30, 2015, the Company entered into its prior common stock purchase agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the 2015 purchase agreement. In consideration for entering into this stock purchase agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 was amortized as the funding was received. The unamortized portion of deferred offering costs from this stock purchase agreement of $227,000 was recorded to additional paid-in capital in September 2017, since the Company entered into a new $30 million common stock purchase agreement with Aspire Capital, to replace this prior $30 million 2015 Aspire Capital agreement, on September 6, 2017. During the period from July 1, 2017 to September 5, 2017, the Company generated proceeds of approximately $2.1 million under this 2015 agreement with Aspire Capital, from the sale of approximately 2.6 million shares of its common stock.

12. Subsequent Events

On October 5, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock (the “preferred stock”), for aggregate gross proceeds of approximately $2.0 million. An initial closing for the sale of 1,250 shares of preferred stock closed on October 9, 2018, and a subsequent closing for the sale of 750 shares of preferred stock closed on October 12, 2018. Under the Securities Purchase Agreement, the Company also issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock.

The rights and preferences of the preferred stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series B 5% Convertible Preferred Stock filed with the Nevada Secretary of State on October 5, 2018 (the “Certificate of Designation”). Each share of preferred stock has an initial stated value of $1,080 and may be converted at any time at the holder’s option into shares of the Company’s common stock at a conversion price equal of the lower of (i) $0.31625 per share and (ii) 85% of the lowest volume weighted average price of the Company’s common stock on a trading day during the ten trading days prior to and ending on, and including, the conversion date. The conversion price may be adjusted following certain triggering events and subsequent equity sales and is subject to appropriate adjustment in the event of stock splits, stock dividends, recapitalization or similar events affecting the Company’s common stock.

The holders of the preferred stock are limited in the amount of stated value of the preferred stock they can convert on any trading day. The conversion cap limits conversions by the holders to the greater of $75,000 and an amount equal to 30% of the aggregate dollar trading volume of the Company’s common stock for the five trading days immediately preceding, and including, the conversion date. However, the conversion cap will be increased if the trading volume in the first 30 minutes of any trading session exceeds certain trailing average daily volume amounts. In addition, the holders of the preferred stock may not convert shares of preferred stock if, after giving effect to the conversion, a holder together with its affiliates would beneficially own in excess of 9.99% of the outstanding shares of the Company’s common stock.

Following 30 days after the initial closing, the Company may elect to redeem the preferred stock for 120% of the aggregate stated value then outstanding, plus all accrued but unpaid dividends and all liquidated damages and other amounts due in respect of the preferred stock. The Company’s right to redeem the preferred stock is contingent upon it having complied with a number of conditions, including compliance with its obligations under the Certificate of Designation. Shares of preferred stock generally have no voting rights, except as required by law and except that the Company shall not take certain actions without the consent of the holders of the preferred stock.

Each share of preferred stock was sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance, (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance.

Subject to the satisfaction of certain circumstances, the Company had the option to compel the holders to exercise up to $250,000 of the Series 1 warrants 30 days after the initial closing of the sale of the preferred stock. On November 2, 2018, the Company notified the holders of the warrants of the Company’s election to compel the exercise of $250,000 of warrants, which exercise is scheduled to occur on or about November 8, 2018. In addition, subject to the satisfaction of certain circumstances, the Company may call for cancellation any or all of the warrants following 90 days after their issuance, for a payment in cash equal to 8% of the aggregate exercise price of the warrants being called. The warrants subject to any such call notice will be cancelled 30 days following the Company’s payment of the call fee, provided that the warrant holders have not exercised the warrants prior to cancellation.

The Company intends to use the net proceeds from the offering for general corporate purposes, including research and development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the condensed financial statements and the notes to those statements included in this Form 10-Q. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the condensed financial statements in Item 1 of this Part I. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

Management’s Plan of Operation

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with dermatology, oncology, anti-inflammatory and antibiotic applications. The Company owns the rights to numerous drug compounds, including Brilacidin, our lead drug in a new class of compounds called defensin-mimetics; Prurisol (KM-133), which is in development for psoriasis; and Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound.

Recent Developments

 Preferred Stock Offering. On October 5, 2018, the Company entered into a securities purchase agreement with one multi-family office resulting in aggregate gross proceeds of approximately $2.0 million. These funds, and any other additional funds that might be received per the agreement (up to an additional approximately $7.7 million), will be used to advance business development and clinical pipeline objectives. See “Liquidity and Capital Resources” below for additional information.

Lease Extension. In September 2013, the Company signed a five-year lease agreement with Cummings Properties for the Company’s offices and laboratories at 100 Cummings Center, Suite 151-B Beverly, MA 01915. The lease included an automatic renewal provision for a term of five years from September 30, 2018 to September 30, 2023, and requires monthly payments of approximately $19,000. The total square footage of the space is substantially more than what is currently needed for our operations; the majority of the space is a laboratory. The Company believes, however, that if we are successful with advancing our Brilacidin Oral Mucositis and/or Prurisol Psoriasis programs into confirmatory studies, we will need all, or most of, the space as we could save substantial monies by doing in house functions that would otherwise be outsourced to contract research organizations. In the interim, we are planning to sublet laboratory space as we are now focused on conducting clinical studies.

On October 23, 2018 the Company was notified that the U.S. Food and Drug Administration (FDA) granted an End-of-Phase 2 (EoP2) meeting scheduled for later this quarter for Brilacidin OM program. The EoP2 meeting will help the Company align with the FDA on clinical trial design and other program requirements, the goal of which is to minimize unnecessary expenditures and speed the drug development process.

Business Development and Licensing

The Company is actively engaged in business development and licensing initiatives with multiple specialty and global pharmaceutical companies across its entire pipeline of drugs. From time to time, the Company may be party to various indications of interest and term sheets and participate in preliminary discussions and negotiations regarding potential licensing or partnership arrangements. It remains the Company’s primary objective to complete licensing deals, territorial and/or global, to provide access to non-dilutive capital to advance clinical assets forward in the most expeditious and cost-effective manner. The Company can make no assurance that partnerships will occur, but is committed toward executing on these potential alliance and partnership opportunities.

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

The Company devotes most of its efforts and resources on its compounds which have reached clinical trials: Brilacidin oral rinse for the prevention of severe Oral Mucositis in Head and Neck Cancer patients receiving chemoradiation, Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infections (ABSSSI), and Brilacidin for Inflammatory Bowel Diseases; Prurisol for the treatment of Psoriasis; and Kevetrin for the treatment of cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Set forth below is an overview our research and development efforts on Brilacidin, Prurisol, and Kevetrin during fiscal 2019 and through the date of this Quarterly Report on Form 10-Q:

Brilacidin

Topical Brilacidin Clinical Studies (trials)

•	Two trials of topical Brilacidin have been completed: a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of Oral Mucositis (OM); and the other an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of Ulcerative Proctitis/Proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Diseases (IBD).

•	Oral Mucositis (OM) study — In this randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of head and neck cancer, analysis of patients who received at least 55 Gy cumulative units of radiation showed that Brilacidin markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM. The Company made available, in a blog published on its website, a comparative data table (based on public information) showing Brilacidin compares favorably to other compounds in development for preventing and treating severe OM.

•	IBD/UP/UPS study — This Phase 2a trial comprises three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations.

In order to obtain maximum value of the Brilacidin-IBD asset, based on feedback from some of the world’s leading pharmaceutical companies in this therapeutic area, we plan to develop this asset as an oral dose (pill or tablet), complete a microbiome study in healthy volunteers, and perform a placebo-controlled study.

ABSSSI

In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management decided to delay its response to FDA due to the low price per share of our common stock and the approximately $30 million costs required for this study, the financing of which would likely result in significant dilution to our shareholders. Our strategy, for now, is to achieve success with other trials and attract partnering opportunities that may provide significant upfront payments and milestone payments, which can then be used to fund the ABSSSI program. Although we recognize significant generic competition for treating ABSSSI, we see ABSSSI as the appropriate gateway indication in infectious diseases, enabling potential further studies of Brilacidin’s use for implant coating and biofilm infections.

As stated above, we see significant opportunities in treating IBD with Brilacidin. These data suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

Expenditures on Brilacidin were approximately $0.4 million and $0.6 million during the quarter ended September 30, 2018 and 2017, respectively.

Prurisol

The Company has completed a randomized, double-blind, parallel-group, placebo-controlled Phase 2b trial of Prurisol for approximately 189 subjects with moderate to severe plaque psoriasis. The treatment group arms are Prurisol 300mg, Placebo, Prurisol 400mg (Ratio 3:3:1) with a treatment duration of 12 weeks. We currently await statistical analysis of the results pending payment by the Company of amounts due to the research organization resulting in part from cost overruns. A partial payment was made recently after the Company secured additional financing, with additional payments planned. Further clinical development of the Prurisol program will be determined once full study data are unblinded and available for analysis.

Expenditures on Prurisol were approximately $0.1 million and $1.8 million during the quarter ended September 30, 2018 and 2017, respectively. We expect expenditures on Prurisol to continue in future reporting periods, as we complete analysis of the study. We have entered into multiple non-disclosure agreements with pharmaceutical companies that enable us to continue ongoing discussions regarding potential partnering should the trial results support such a relationship.

Kevetrin

The company has completed a Phase 2a trial of Kevetrin in treating late-stage Ovarian Cancer. The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in ovarian cancer tumor tissue in patients. We are currently focused on development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial Phase 1 clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed, with the remainder of this work now prioritized given the Company has secured additional financial resources. Next steps in the development of Kevetrin include: completing toxicology work for an oral formulation; developing the oral formulation (pill or tablet); requesting an FDA meeting to discuss trial results to date and the design of future trials; and performing a dosing safety study in healthy volunteers once the oral formulation has been developed. Once completed, these steps would likely lead directly to Phase 2 testing of oral Kevetrin in both solid tumors and leukemias, with ovarian cancer likely continuing to be the lead indication.

Expenditures on Kevetrin were approximately $0.1 million and $0.1 million during the quarter ended September 30, 2018 and 2017, respectively.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. At September 30, 2018, the Company’s cash amounted to $0.3 million and current liabilities amounted to $8.3 million, of which $6.7 million were payables to related parties with no immediate payment terms. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary FDA approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $14 million for the next twelve months, raise doubt about its ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying condensed financial statements, which have been prepared in conformity with U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Please see Note 3 of the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2018. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended June 30, 2018.

Recently Issued Accounting Pronouncements

Please see Note 3 to the condensed financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, for a discussion of recent accounting pronouncements and their effect, if any, on our condensed financial statements.

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

Revenue

We generated no revenue and incurred operating expenses of approximately $2.0 million and $4.5 million for the three months ended September 30, 2018 and 2017, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended September 30, 2018 and 2017, respectively (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2019 vs. 2018
	2018	2017	$	%

Clinical studies and development research	$617,000	$2,783,000	(2,166,000)	(78)%
Officers’ payroll and payroll tax expenses related to R&D Department	233,000	218,000	15,000	7%
Employees payroll and payroll tax expenses related to R&D Department	184,000	330,000	(146,000)	(44)%
Stock-based compensation - officers	172,000	337,000	(165,000)	(49)%
Stock-based compensation - employees	44,000	32,000	12,000	38%
Stock-based compensation - consultants	13,000	-	13,000	-%
Depreciation and amortization expenses	94,000	105,000	(11,000)	(10)%
Total	$1,357,000	$3,805,000	(2,448,000)	(64)%

Research and development expenses for proprietary programs decreased during the three months ended September 30, 2018 primarily due to less spending on our programs. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Officers’ payroll increased due to the increase in accrued bonus, offset by a 50% reduction in salary of Dr. Krishna Menon, the Company’s President of Research. In addition, Dr. Menon’s employment with the Company was terminated on September 18, 2018. Dr. Menon continues to serve on the Company’s Board of Directors.

Employees payroll and payroll tax expenses decreased during the three months ended September 30, 2018 related to fewer employees engaged in preclinical development after December 31, 2017, which led to the decrease in employees’ payroll during the quarter ended September 30, 2018.

Stock- based compensation - officers decreased during the three months ended September 30, 2018 primarily related to the decrease in the valuation of the annual stock-based compensation given to an officer due to the decrease in the Company’s stock price.

Stock-based compensation- employee increased during the three months ended September 30, 2018 due to the increase vesting in the number of stock awards granted to employees during the quarter ended September 30, 2018 compared with the same period in 2017.

Stock-based compensation- consultant increased during the three months ended September 30, 2018 due to more stock awards were granted to consultants during the quarter ended September 30, 2018.

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

Below is a summary of our general and administrative expenses for the three months ended September 30, 2018 and 2017, respectively (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2019 vs. 2018
	2018	2017	$	%

Insurance and health expense	$131,000	$127,000	4,000	3%
Rent and utility expense	61,000	62,000	(1,000)	(2)%
Other G&A	68,000	108,000	(40,000)	(37)%
Total	$260,000	$297,000	(37,000)	(12)%

General and administrative expenses decreased during the three months ended September 30, 2018 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended September 30, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2019 vs. 2018
	2018	2017	$ %

Officers’ payroll and payroll tax expenses	$123,000	$130,000	(7,000)	(5)%

Officers’ payroll and payroll tax expenses for the Company was decreased during the three months ended September 30, 2018 and 2017. The officers’ payroll and payroll tax expenses represented one officer’s payroll and payroll tax expenses and 10% of payroll and payroll tax expenses paid for Dr. Menon. The Company recorded 90% of payroll paid to Dr. Menon and the related payroll tax expenses under Research and Development Expense.

Professional Fees

Below is a summary of our Professional fees for the three months ended September 30, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2019 vs. 2018
	2018	2017	$ %

Audit, legal and professional fees	$259,000	252,000	7,000	3%

Professional fees increased during the three months ended September 30, 2018 primarily related to increase in legal fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended September 30, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2019 vs. 2018
	2018	2017	$	%

Interest Income	$-	1.000	(1,000)	(100)%
Interest Expenses	(51,000)	(51,000)	-	-%
Other Income (Expense), net	$(51,000)	(50,000)	(1,000)	2%

There was slight change in interest income from bank deposits and there was no change in interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements).

Net Losses

We incurred net losses of $2.1 million and $4.5 million for the three months ended September 30, 2018 and 2017, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of September 30, 2018, we had approximately $0.3 million in cash compared to $2.4 million of cash as of June 30, 2018. On October 5, 2018, the Company entered into a securities purchase agreement with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. An initial closing for the sale of 1,250 shares of preferred stock closed on October 9, 2018, and a subsequent closing for the sale of 750 shares of preferred stock closed on October 12, 2018. Under the securities purchase agreement, the Company also issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock for an aggregate purchase price of approximately $7.9 million. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds will be available when needed.

We anticipate that future budget expenditures will be approximately $14 million for the next twelve months, including approximately $9.0 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this projection.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed to meet future budgeted expenditures is uncertain and subject to market conditions generally, the market for our common stock, and our ability to sell our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. If we are unable to meet our obligations, we could be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern.

The primary potential source of cash available to us in the future is from the issuances of our equity securities, including through our common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) dated September 6, 2017, and the exercise of warrants issued under the October 2018 securities purchase agreement. As of date of this report, the conditions for sales under the Aspire Capital purchase agreement are not satisfied and no sales may occur thereunder. In particular, the common stock purchase agreement provides that the Company and Aspire Capital will not affect any sales under the agreement when the closing sales price of our common stock is less than $0.25 per share. In recent months, our common stock has traded below this threshold, and there is substantial uncertainty regarding our continued ability to sell shares under the common stock purchase agreement. In addition, the October 2018 securities purchase agreement prohibits sales under the Aspire Capital purchase agreement through January 10, 2019, with sales thereafter subject to the satisfaction of certain conditions.

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

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K and in other reports we filed with the SEC.

If we are unable to generate enough working capital from our current or future financing agreements when needed or secure additional sources of funding, we will significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

In the event that we are unable to generate sufficient cash from our Aspire Capital Purchase Agreement or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expect to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed with the Securities and Exchange Commission (i) a prospectus supplement, dated November 13, 2017, registering up to $30 million of our common stock that have been or may be offered and sold to Aspire Capital from time to time, (ii) a prospectus supplement, dated June 28, 2018, registering $7.0 million of our common stock and warrants to purchase 8.0 million shares of our common stock in a registered direct offering, and (iii) a prospectus supplement, dated October 5, 2018, registering $10.0 million of our preferred stock, warrants to purchase preferred stock, and underlying shares of our common stock in a registered direct offering, leaving approximately $23 million available under the Company’s effective shelf registration statement. Depending on the Company’s public float, the Company may not be eligible to utilize Form S-3 for future primary offerings of its securities following the filing of its Annual Reports on Form 10-K in 2019 and 2020. The Company anticipates that in the future, if it were to no longer eligible to use Form S-3, that it may utilize Form S-1 to register the sale of its securities, including through future financing agreements with Aspire Capital.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended September 30, 2018 and 2017 (rounded to nearest thousand):

	Three Months Ended		Change
	September 30,		Increase/
	2018	2017	(Decrease)
			%
Net cash used in operating activities	$(2,099,000)	$(3,689,000)	(43)%
Net cash used in investing activities	(19,000)	(22,000)	(14)%
Net cash provided by financing activities	-	2,503,000	(100)%
Net decrease in cash	$(2,118,000)	$(1,208,000)	75%

The decrease in net cash used in operating activities of $1.6 million versus the prior-year three-month period was mainly due to decreases in our losses from operations of $2.4 million, largely attributable to our less spending for research and development expenses.

Our operating activities used cash of $2.1 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation, amortization and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities versus the prior-year three-month period was due to a decrease in patents costs.

Financing activities

During the three months ended September 30, 2018, we did not have any financing activity. During the three months ended September 30, 2017, we raised approximately $2.5 million in net cash proceeds from the sale of 3.2 million shares of our common stock to Aspire Capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As of September 30, 2018, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1) The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

31.1	President and Chief Medical Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	President and Chief Medical Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: November 8, 2018	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

Dated: November 8, 2018	By:	/s/ Arthur P. Bertolino
	Name:	Arthur P. Bertolino
	Title:	President and Chief Medical Officer

