Form 10-Q
period 2018-12-31
Innovation Pharmaceuticals Inc.
filed 2019-02-08
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

(978) 921-4125

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 5, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	179,572,948
Common Stock Class B, $0.0001 par value	909,090

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended December 31, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(Rounded to nearest thousand except for shares data)

	December 31,	June 30,
	2018	2018
ASSETS
Current Assets:
Cash	$748,000	$2,424,000
Prepaid expenses and other current assets	104,000	98,000
Security deposits	-	78,000
Total Current Assets	852,000	2,600,000

Other Assets:
Patents – net	3,476,000	3,780,000
Equipment – net	1,000	2,000
Deferred offering costs - net	-	159,000
Security deposits	78,000	-
Total Other Assets	3,555,000	3,941,000
Total Assets	$4,407,000	$6,541,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approximately $1,505,000 and 1,504,000, respectively)	$2,446,000	$3,185,000
Accrued expenses - (including related party accruals of approximately $44,000 and $58,000, respectively)	330,000	266,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approximately $3,129,000 and $2,953,000, respectively)	3,164,000	3,219,000
Convertible note payable - related party	2,022,000	2,022,000
Total Current Liabilities	7,962,000	8,692,000
Other Liabilities:
Series B convertible preferred stock liability at $1,080 stated value; 1,190 and 0 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	681,000	-
Total Liabilities	8,643,000	8,692,000

Commitments and contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 300,000,000 shares authorized, 176,497,078 shares and 163,103,927 shares issued as of December 31, 2018 and June 30, 2018, respectively, 176,268,860 shares and 163,103,927 shares outstanding as of December 31, 2018 and June 30, 2018, respectively	18,000	17,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and June 30, 2018	-	-
Additional paid-in capital	87,781,000	83,747,000
Accumulated deficit	(91,944,000)	(85,915,000)
Treasury Stock, at cost (228,218 shares and 0 shares as of December 31, 2018 and June 30, 2018, respectively)	(91,000)	-
Total Stockholders’ Deficiency	(4,236,000)	(2,151,000)
Total Liabilities and Stockholders’ Deficiency	$4,407,000	$6,541,000

The accompanying notes are an integral part of these condensed financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	1,399,000	3,963,000	2,756,000	7,768,000
General and administrative expenses	432,000	297,000	692,000	594,000
Officers' payroll and payroll tax expenses	118,000	130,000	241,000	260,000
Professional fees	45,000	78,000	304,000	330,000

Total operating expenses	1,994,000	4,468,000	3,993,000	8,952,000

Loss from operations	(1,994,000)	(4,468,000)	(3,993,000)	(8,952,000)

Other income (expense)
Interest income	-	-	-	1,000
Other income	40,000	-	40,000	-
Interest expense
Interest expense – debt	(50,000)	(50,000)	(101,000)	(101,000)
Interest expense – preferred stock liability	(1,975,000)	-	(1,975,000)	-
Other expense, net	(1,985,000)	(50,000)	(2,036,000)	(100,000)

Loss before provision for income taxes	(3,979,000)	(4,518,000)	(6,029,000)	(9,052,000)
Provision for income taxes	-	-	-	-

Net loss	$(3,979,000)	$(4,518,000)	$(6,029,000)	$(9,052,000)

Basic and diluted loss per share attributable to common stockholders	$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average number of common shares	170,541,226	140,749,557	170,541,225	138,960,684

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

(Rounded to nearest thousand)

	For the Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,029,000)	$(9,052,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as employee compensation and payment for services rendered and financing costs	516,000	1,400,000
Amortization of patent costs	185,000	192,000
Patent write off	155,000	-
Depreciation of equipment	1,000	18,000
(Gain) Loss on disposal of equipment	(40,000)	-
Interest expense-preferred stock liability	1,975,000	-

Changes in operating assets and liabilities:
Prepaid expenses and security deposits	(6,000)	214,000
Accounts payable	(738,000)	151,000
Accrued expenses	64,000	(163,000)
Accrued officers' salaries and payroll taxes	(56,000)	53,000

Net cash used in operating activities	(3,973,000)	(7,187,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceeds of property, plant and equipment	40,000	-
Patent costs	(36,000)	(80,000)

Net cash provided by (used in) investing activities	4,000	(80,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of offering costs	-	6,478,000
Purchase of treasury stock	(91,000)	(171,000)
Proceeds from issuance of preferred stock and warrants, net of offering costs	2,384,000	-

Net cash provided by financing activities	2,293,000	6,307,000

NET DECREASE IN CASH	(1,676,000)	(960,000)

CASH, BEGINNING OF PERIOD	2,424,000	4,141,000

CASH, END OF PERIOD	$748,000	$3,181,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid of income taxes	$-	-
Cash paid for interest	$111,000	$96,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Commitment shares issued as deferred offering costs	$-	$215,000
Reversal of subscription receivable to treasury stock	$-	$26,000
Conversion of Series B Convertible Preferred stock to Common stock	$963,000	-

The accompanying notes are an integral part of these condensed financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

In the opinion of the management of Innovation Pharmaceuticals Inc., all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company,” “we,” “us” or “our” mean Innovation Pharmaceuticals Inc.

Basis of Presentation

Innovation Pharmaceuticals Inc. was incorporated on August 1, 2005 in the State of Nevada. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc.

The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date. The Company’s common stock is quoted on OTCQB, symbol “IPIX.”

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Brilacidin and Kevetrin, and advancing them as quickly as possible along the regulatory pathway. We will develop the highest quality data and broadest intellectual property to support our compounds. We discontinued the Prurisol psoriasis program.

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

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our compounds and our corporate general and administrative expenses. As of December 31, 2018, the Company has an accumulated deficit of approximately $92.0 million, representative of recurring losses since inception. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $13.5 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

At December 31, 2018, the Company’s cash amounted to $0.7 million and current liabilities amounted to $8.0 million, of which $6.7 million were payables to related parties with no immediate payment terms (See Note 8 - Related Party Transactions). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the six months ended December 31, 2018 was approximately $4.0 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the six months ended December 31, 2018 and 2017, amounted to $6.0 million and $9.1 million, respectively, and we had a working capital deficit of approximately $7.1 million and $6.1 million, respectively at December 31, 2018 and June 30, 2018.

The Company's primary sources of liquidity are cash and cash equivalents as well as issuances of its equity securities. The Company is party to a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) that provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of December 31, 2018, the available balance under the Purchase Agreement is approximately $22.3 million. However, as of the date of this report, the conditions for sales under the Purchase Agreement are not satisfied and no sales may occur thereunder. In particular, the Purchase Agreement provides that the Company and Aspire Capital will not affect any sales under the Purchase Agreement when the closing sales price of the Company’s common stock is less than $0.25 per share. Recently, the Company’s common stock has traded below $0.25 per share, and there is substantial uncertainty regarding the Company’s continued ability to sell shares under the Purchase Agreement in order to meet the Company's projected working capital requirements for the next 12 months from the date of the issuance of the financial statements (or available to be issued).

On October 5, 2018, the Company entered into a securities purchase agreement with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. Under this securities purchase agreement, the Company issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock. The Company received the proceeds from exercise of 500 Series 1 warrants of approximately $0.5 million from October to December 2018. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds will be available when needed.

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

Basic Loss per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares, unvested restricted stock and Series B Convertible Preferred Stock at a conversion price at approximately $0.09 per share. Common share equivalents of 70.1 million shares and 46.7 million shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended December 31, 2018 and 2017, because we incurred net losses for the six months ended December 31, 2018 and 2017, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 228,218 shares and 0 shares of treasury stock outstanding, purchased at a total cumulative cost of $91,000 and $0, at December 31, 2018 and 2017, respectively (see Note 11 to the notes to the condensed financial statements).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants, is recorded at its acquisition cost and these shares are not considered outstanding.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and six months ended December 31, 2018 and 2017 are as follows (rounded to nearest thousand):

	Three months ended December 31		Six months ended December 31
	2018	2017	2018	2017
Stock-based compensation expense
Professional fees	$12,000	$-	$25,000	$-
Employees’ bonus	49,000	42,000	93,000	74,000
Officers’ bonus	226,000	989,000	398,000	1,326,000
Total stock-based compensation expense	$287,000	$1,031,000	$516,000	$1,400,000

Fair Value of Financial Instruments and Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current liabilities, convertible notes and preferred stock liability (all as defined below) are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of all other financial liabilities at cost approximates fair value.

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the year ended June 30, 2018, did not have any impact on the financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which defines how companies should report revenues from contracts with customers. The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It provides companies with a five-step, principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance. In August 2015, the FASB deferred the effective date of the new revenue standard by one year. As a result, the new standard would not be effective for the Company until 2019. In addition, the FASB is allowing companies to early adopt this guidance for non-public entities beginning in fiscal year 2017. The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment. This new pronouncement has been adopted in the first quarter of fiscal 2019 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Recently Issued Accounting Guidance

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

In February 2016, the FASB issued ASU No. 2016-02,” Lease (Topic 842)" which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. The Company will adopt this new pronouncement beginning July 1, 2019. Interpretations are on-going and could have a material impact on the Company's implementation. Currently, the Company expects that the adoption of the ASU 2016-02 (Topic 842) Leases will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases, and expects it to have a material impact on our results of operations.

Note 4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	December 31, 2018	June 30, 2018

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,068,000	1,219,000
		5,294,000	5,445,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,614,000)	(1,462,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(204,000)	(203,000)
Total		$3,476,000	$3,780,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended December 31, 2018 and 2017 was approximately $92,000 and $96,000, respectively and was approximately $185,000, and $192,000 for the six months ended December 31, 2018 and 2017, respectively.

During the six months ended December 31, 2018 and 2017, the Company has written off the Prurisol patent and other patents of approximately $155,000 and $0, respectively and included in general and administrative expenses.

At December 31, 2018, the future amortization period for all patents was approximately 6.68 years to 16.75 years. Future estimated annual amortization expenses are approximately $183,000 for the year ending June 30, 2019, $366,000 for each year from 2020 to 2022, and total of $2,195,000 for the year ending June 30, 2023 and thereafter.

Note 5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2018	June 30, 2018

Accrued research and development consulting fees	$286,000	$208,000
Accrued rent (Note 8) - related parties	8,000	10,000
Accrued interest (Note 9) - related parties	36,000	48,000

Total	$330,000	$266,000

Note 6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2018	June 30, 2018

Accrued salaries - related parties	$2,999,000	$2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	-	214,000
Withholding tax - payroll	35,000	52,000

Total	$3,164,000	$3,219,000

Note 7. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On October 1, 2018, the Company’s lease agreement with Cummings Properties automatically renewed. The lease is for a term of five years ending on September 30, 2023, and requires monthly payments of approximately $19,000.

As of December 31, 2018, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2019	$114,000
2020	228,000
2021	228,000
2022	228,000
2023	228,000
$1,026,000

Rent expense, net of lease income, under this operating lease agreement was approximately $54,000 and $52,000 for the three months ended December 31, 2018 and 2017, respectively and was approximately $107,000 and $103,000 for the six months ended December 31, 2018 and 2017, respectively. As of September 1, 2018, KARD Scientific no longer leases space from the Company (See Note 8 to the notes to the condensed financial statements).

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $2.4 million to contract research organizations as of December 31, 2018. Expenses are recognized when services are performed by the contract research organizations.

Note 8. Related Party Transactions

Office Lease

The Company charged Kard Scientific (“KARD”)$1,800 for space for the two months of July and August, 2018. Dr. Menon, the Company’s principal shareholder, and former President of Research, also serves as the Chief Operating Officer and Director of Kard Scientific. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. As of September 1, 2018, KARD no longer leases space from the Company.

Clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At December 31, 2018 and June 30, 2018, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

Other related party transactions are disclosed in Note 9 to the notes to the condensed financial statements below.

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

As of December 31, 2018 and June 30, 2018, approximately $36,000 and $48,000, respectively, is the accrued interest payable on this note (see Note 5 to the notes to the condensed financial statements).

As of December 31, 2018 and June 30, 2018, principal balance of this demand note was approximately $2,022,000. Subsequent to balance sheet date, Mr. Leo Ehrlich, the Company’s Chairman and CEO, cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 Class B shares at the option exercise price of $0.11 (see Note 14 to the notes to the condensed financial statements).

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	41,643,571	0.22	2.76	$17,523,113

Granted	795,826	0.40	9.68
Exercised	-	-
Forfeited/expired	(1,050,000)	1.74
Outstanding at December 31, 2018	41,389,397	0.19	2.46	$-
Exercisable at December 31, 2018	40,036,913	$0.18	2.24	$-

The fair value of options granted for the six months ended December 31, 2018 and 2017 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Six months ended December 31,
	2018	2017
Expected term (in years)	10	10
Expected stock price volatility	104.11%	106.01%
Risk-free interest rate	2.86%	2.15%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $516,000 and $1,400,000 of total stock-based compensation costs related to equity grant awards for the six months ended December 31, 2018 and 2017, respectively. The $516,000 of stock-based compensation expense for the six months ended December 31, 2018 included approximately $226,000 of stock options expense and $290,000 of restricted stock awards.

The $1,400,000 of stock-based compensation expense for the six months ended December 31, 2017 included approximately $516,000 of stock options expense and $884,000 of restricted stock awards (see Note 11 to the notes to the condensed financial statements).

During the six months ended December 31, 2018

On September 1, 2018, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. These options have piggyback registration rights. During the three months and six months ended December 31, 2018, the Company recorded approximately $82,000 and $108,000 of stock-based compensation, respectively. The $82,000 of stock-based compensation expense for the three months ended December 31, 2018 included approximately $28,000 of stock option expense and $54,000 of stock awards. The $108,000 of stock-based compensation expense for the six months ended December 31, 2018 included approximately $37,000 of stock option expense and $71,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events. During the three months and six months ended December 31, 2018, the Company recorded approximately $7,000 and $10,000 of total stock-based compensation, respectively. The $7,000 of stock-based compensation expense for the three months ended December 31, 2018 included approximately $5,000 of stock option expense and $2,000 of stock awards. The $10,000 of stock-based compensation expense for the six months ended December 31, 2018 included approximately $7,000 of stock option expense and $3,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Anne Ponugoti, Associate Director, Clinical Sciences of the Company, 5,000 shares of the Company’s common stock and 5,000 options to purchase common stock with same vesting periods as the common stock and options issued to Ms. Ponugoti. The total value of the 5,000 shares and 5,000 options were approximately $2,000 each, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.40 per share. During the three months and six months ended December 31, 2018, the stock-based compensation expense was not significant.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity for our restricted stock issuances:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(584,763)	$0.72
Total shares forfeited	-	$-
Total unvested shares outstanding at December 31, 2018	1,753,455	$0.51

Scheduled vesting for outstanding restricted stock awards at December 31, 2018 is as follows:

	Year Ending June 30,
	2019	2020	2021	2022	Total

Scheduled vesting	15,833	1,142,563	573,929	21,130	1,753,455

As of December 31, 2018, there was approximately $0.7 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.5 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.29 years.

Exercise of options

During the three months and six months ended December 31, 2018 and 2017, there were no stock options exercised.

Stock Warrants Outstanding

Warrants to Purchase Preferred Stock

On October 5, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock (the “Series B preferred stock”), for aggregate gross proceeds of approximately $2.0 million. Each share of preferred stock was sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance, (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance.

The warrants issued in connection with the Series B preferred stock are deemed to be free standing equity instruments and are recorded in permanent equity (additional paid in capital) based on a relative fair value allocation of proceeds (i.e. warrants’ relative fair value to the Series B preferred stock fair value (without the warrants)) with an offsetting discount to the Series B preferred stock. There were 500 Series 1 warrants exercised in November and December, 2018. As of December 31, 2018, 7,500 Series 1-3 warrants to purchase 7,500 preferred stock were outstanding (see Note 12 to the notes to the condensed financial statements).

The following table summarizes the outstanding preferred stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	-	$-	-	$-

Granted	8,000	982.50	1.37
Exercised	(500)	982.50	0.66
Expired	-	-	-
Outstanding at December 31, 2018	7,500	$985.50	1.18	$-

Warrants to Purchase Common Stock

During the six months ended December 31, 2018 and 2017, there were no warrants issued to purchase common stock.

On June 28, 2018, the Company entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which the Company has agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent. The Company issued to Aspire Capital warrants to purchase 8,000,000 shares of its common stock exercisable for 5 years at an exercise price of $0.38 per share (see Note 11 to the notes to the condensed financial statements). The warrants were recorded within stockholders’ deficiency. The fair value of the warrants issued on June 28, 2018 was estimated on the date of issuance using the Black Scholes Model that uses assumptions noted in the following table. The value of the warrants issued was approximately $1.7 million.

Expected term (in years)	3
Expected stock price volatility	82.36%
Risk-free interest rate	2.73%
Expected dividend yield	0

The following table summarizes the outstanding common stock warrants:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	8,000,000	$0.38	5.0	$-

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2018	8.000.000	$0.38	4.5	$-

Note 11. Equity Transactions

Purchase of Treasury Stock

On September 1, 2018, 38,930 shares of the Company’s restricted stock vested to Ms. Harness according to Ms. Harness’s employment agreement. The total taxable compensation to Ms. Harness for the 38,930 vested shares was approximately $3,690, which is priced at the closing stock price on September 1, 2018 at $0.40 a share.

The Company issued 29,658 common shares (net share issuance amount), which was approximately 76% of the total vested common share amount of 38,930 common shares due to be issued to Ms. Harness. The remaining 9,272 shares of common stock were withheld from Ms. Harness for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

On September 1, 2018, 533,334 shares of the Company’s restricted stock vested to Dr. Bertolino according to Dr. Bertolino’s employment agreement. The total taxable compensation to Dr. Bertolino for the 533,334 vested shares was approximately $87,140, which is priced at the closing stock price on September 1, 2018 at $0.40 a share.

The Company issued 314,387 common shares (net share issuance amount), which was approximately 59% of the total vested common share amount of 533,334 common shares due to be issued to Dr. Bertolino. The remaining 218,946 shares of common stock were withheld from Dr. Bertolino for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

There were 228,218 shares and 0 shares of treasury stock outstanding at December 31, 2018 and June 30, 2018, respectively, purchased at a total cumulative cost of $90,830 and $0 at December 31, 2018 and June 30, 2018, respectively.

Securities Purchase Agreement Dated June 28, 2018

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

The total commitment fee of $2.7 million was allocated to the $2 million offering first based on historical price discounts that Aspire Capital has received and the balance of the commitment fee was allocated to the $5 million of potential future milestone funding from Aspire Capital. The portion of the commitment fee allocated to the $2 million of initial proceeds was approximately $0.5 million and was effectively netted against the $2 million of initial proceeds, resulting in a discounted purchase price of $0.29 per share. The remaining $2.2 million of the commitment fee was allocated to the future milestone funding and was fully expensed under Other Expenses as of June, 30, 2018. As of December 31, 2018, the $5 million of milestone funding was not received and expired.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into the Purchase Agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Stock Purchase Agreement. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 is amortized pro-rata as the funding is received. The amortized amount of the commitment fee of $55,000 was recorded to additional paid-in capital for the year ended June 30, 2018. The remaining $159,000 of the unamortized portion of the commitment fee was carried on the balance sheet as deferred offering costs and was fully expensed on December 31, 2018. The Company registered the sale of all shares that Aspire Capital will purchase under this common stock purchase agreement. To the extent Aspire Capital purchases shares under this Purchase Agreement and subsequently sells those shares purchased, the other holders of shares of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise wish to effect sales.

During the period from September 6, 2017 to June 30, 2018, the Company generated proceeds of approximately $7.7 million under the 2017 agreement with Aspire Capital from the sale of approximately 16.7 million shares of its common stock. During the six months ended December 31, 2018, we did not have any financing from the 2017 agreement with Aspire Capital, the available balance under the new equity line agreement was approximately $22.3 million. However, as of date of this report, the conditions for sales under the Purchase Agreement are not satisfied and no sales may occur thereunder. See Note 2 to the notes to the condensed financial statements- Going Concern and Liquidity.

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

Note 12. Series B 5% convertible preferred stock

On October 5, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock (the “Series B preferred stock”), for aggregate gross proceeds of approximately $2.0 million. An initial closing for the sale of 1,250 shares of the Series B preferred stock closed on October 9, 2018, and a second closing for the sale of 750 shares of the Series B preferred stock closed on October 12, 2018. Under the Securities Purchase Agreement, the Company also issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock.

The Series B preferred stock is mandatorily redeemable under certain circumstances and, as such, is presented as a liability on the consolidated balance sheets. The Company has elected to measure the value of its preferred stock using the fair value method with offsetting discounts associated with the fair value allocated to the warrants and for the intrinsic value attributed to the BCF. The fair value of the Series B preferred stock (without the warrants) will be assessed at each subsequent reporting date with changes in fair value recorded in the profit and loss as a separate line item below the “loss from operations” section (See ASC 480-10-35-5).

The warrants issued in connection with the Series B preferred stock are deemed to be free standing equity instruments and are recorded in permanent equity (additional paid in capital) based on a relative fair value allocation of proceeds (i.e. warrants’ relative fair value to the Series B preferred stock fair value (without the warrants)) with an offsetting discount to the Series B preferred stock. Given that the Series B preferred stock is convertible at any time under these features, the underlying warrant discounts were accreted upon issuance and recorded as interest (resulting in no remaining discount to the Series B preferred stock liability after the issuance).

The Company recorded the October 9, 2018 issuance of 1,250 shares Series B Preferred Stock at approximately $0.7 million and the underlying Series 1, Series 2 and Series 3 warrants at approximately $0.5 million in total by allocating the gross proceeds to Series B preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $1.2 million associated with the issuance of the 1,250 shares of Series B preferred stock to additional paid-in capital. The Company then recorded interest of approximately $1.2 million for the BCF and warrant discounts as a first day interest given that the Series B preferred shares can be converted at any time to common stock and given no set term.

The Company recorded the October 12, 2018 issuance of 750 shares Series B Preferred Stock at approximately $0.4 million and the underlying Series 1, Series 2 and Series 3 warrants at approximately $0.3 million in total by allocating the gross proceeds to Series B preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $0.7 million associated with the issuance of the 750 shares of Series B preferred stock to additional paid-in capital. The Company then recorded interest of approximately $0.7 million for the BCF and warrant discounts as a first day interest given that Series B preferred shares can be converted at any time to common stock and given no set term.

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The change in fair value of the total Series B preferred stock was not significant during the quarter ended December 31, 2018, which is reflected in interest expense—preferred stock liability.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock at December 31, 2018 and the total dividends accrued of $17,000 are treated as interest during the quarter ended December 31, 2018.

Terms of the Preferred Stock

The rights and preferences of the preferred stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series B 5% Convertible Preferred Stock filed with the Nevada Secretary of State on October 5, 2018 (the “Certificate of Designation”). Each share of preferred stock has an initial stated value of $1,080 and may be converted at any time at the holder’s option into shares of the Company’s common stock at a conversion price equal of the lower of (i) $0.32 per share and (ii) 85% of the lowest volume weighted average price of the Company’s common stock on a trading day during the ten trading days prior to and ending on, and including, the conversion date. The conversion price may be adjusted following certain triggering events and subsequent equity sales and is subject to appropriate adjustment in the event of stock splits, stock dividends, recapitalization or similar events affecting the Company’s common stock.

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

Redemption Rights

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

Warrants

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

Subject to the satisfaction of certain circumstances, the Company had the option to compel the holders to exercise up to $250,000 of the Series 1 warrants 30 days after the initial closing of the sale of the preferred stock. On November 2, 2018, the Company notified the holders of the warrants of the Company’s election to compel the exercise of $245,625 of warrants, which exercise closed on or about November 12, 2018. In addition, subject to the satisfaction of certain circumstances, the Company may call for cancellation any or all of the warrants following 90 days after their issuance, for a payment in cash equal to 8% of the aggregate exercise price of the warrants being called. The warrants subject to any such call notice will be cancelled 30 days following the Company’s payment of the call fee, provided that the warrant holders have not exercised the warrants prior to cancellation.

Exercise of warrants

On November 12, 2018, the Company issued 250 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $245,625, upon exercise of warrants issued by the Company in October 2018. The exercise of the warrants was pursuant to a provision in the warrants that permitted the Company to compel the warrant holders to exercise up to $250,000 of the warrants 30 days after the initial closing of the sale of the preferred stock.

On November 28, 2018, the Company issued 100 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $98,125, upon exercise of warrants issued by the Company in October 2018.

On December 11, 2018, the Company issued 50 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $49,125, upon exercise of warrants issued by the Company in October 2018.

On December 17, 2018, the Company issued 100 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $98,125, upon exercise of warrants issued by the Company in October 2018.

With regard to the exercise of these 500 warrants, the Company recorded gross proceeds of approximately $491,000, together with the value of the 500 warrants of approximately $21,000 (proportion of value exercised) to the preferred stock liability. As of December 31, 2018, 7,500 Series 1-3 warrants to purchase 7,500 shares of Series B preferred stock were outstanding.

Conversion of preferred stock to Common stock

In December, 2018, one preferred stockholder converted all of its 1,300 shares of Series B preferred stock into 12,734,258 shares of common stock; another preferred stockholder converted 10 shares of Series B preferred stock into 74,130 shares of common stock, with a total of 12,808,388 shares of common stock being issued upon conversion of the Series B preferred stock.

With regard to conversions, the Company reversed Series B preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $963,000 based on the proportion of Series B preferred stock converted relative to the original total issued.

As of December 31, 2018, 1,190 shares of preferred stock were outstanding.

Note 13. Fair Value Measurement

The Company has elected to measure its preferred stock using the fair value method. The fair value of the preferred stock is the estimated amount that would be paid to redeem the liability in an orderly transaction between market participants at the measurement date. The Company calculates the fair value of:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The three levels of valuation hierarchy are defined as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company has elected to measure its preferred stock using the fair value method. The fair value of the preferred stock is the estimated amount that would be paid to redeem the liability in an orderly transaction between market participants at the measurement date. The Company calculates the fair value of the Series B Preferred stock using a lattice model that takes into consideration the future redemption value on the instrument, which is tied to the Company’s stock price.

These valuations are considered to be Level 3 fair value measurements as the significant inputs are unobservable and require significant management judgment or estimation. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the Company’s estimates are not necessarily indicative of the amounts that the Company, or holders of the instruments, could realize in a current market exchange. Significant assumptions used in the fair value models include: the estimates of the redemption dates; credit spreads; dividend payments; and the market price of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the year ended December 31, 2018.

2018
Balance, beginning of period	$—
Issuance of preferred stock at fair value	1,116,000
Issuance of preferred stock by exercise of 500 warrants	491,000
Conversion of preferred stock to common stock	(963,000)
Value of the 500 warrants exercise	20,000
Change in fair value of preferred stock (1)	(-)
5% dividend	17,000
Balance, end of period	$681,000

(1)	Change in fair value of preferred stock is reported in interest expense—preferred stock.

Note 14. Subsequent Events

On January 7, 2019, Arthur P. Bertolino, MD, PhD, MBA, the Company’s President and Chief Medical Officer, joined the Board of Directors. The Company is currently exploring options for further Board additions in preparation for late-stage clinical trials and ongoing portfolio development.

On January 29, 2019, Leo Ehrlich, the Company’s Chairman and CEO, cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 Class B shares at the option exercise price of $0.11.

From January 1, 2019 to February 5, 2019, the Company issued 275 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of approximately $270,000, upon exercise of 275 warrants issued by the Company in January 2019. In addition, there were 215 preferred stock being converted to 3,127,300 common stock.

Subsequent to the balance sheet date, the Company is establishing a wholly-owned European subsidiary for the purpose of the development of its drug candidates internationally. The subsidiary will serve as a key hub for strategic collaboration with European companies and medical communities in addition to providing cost-saving efficiencies and flexibility with respect to developing Brilacidin under European Medicines Agency standards.

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

Management’s Plan of Operation

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with dermatology, oncology, anti-inflammatory and antibiotic applications. The Company owns the rights to numerous drug compounds, including Brilacidin, our lead drug in a new class of compounds called defensin-mimetics, and Kevetrin (thioureidobutyronitrile), our lead anti-cancer compound.

Recent Developments

On January 7, 2019, Arthur P. Bertolino, MD, PhD, MBA, the Company’s President and Chief Medical Officer, joined the Board of Directors. The Company is currently exploring options for further Board additions in preparation for late-stage clinical trials and ongoing portfolio development.

On January 29, 2019, Leo Ehrlich, the Company’s Chairman and CEO, cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 Class B shares at the option exercise price of $0.11.

Business Development and Licensing

The Company is actively engaged in business development and licensing initiatives with multiple specialty and global pharmaceutical companies across its entire pipeline of drugs. From time to time, the Company may be party to various indications of interest and term sheets and participate in preliminary discussions and negotiations regarding potential licensing or partnership arrangements. It remains the Company’s primary objective to complete licensing deals, territorial and/or global, to provide access to non-dilutive capital to advance clinical assets forward in the most expeditious and cost-effective manner. The Company can make no assurance that partnerships will occur but is committed toward executing on these potential alliance and partnership opportunities.

Active Clinical Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis	Phase 2 Study (completed)/Phase 3 in preparation
	Inflammatory Bowel Disease	Phase 2 Proof of Concept Study (completed)
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)
Kevetrin	Ovarian Cancer	Phase 2 Study (completed)

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

The Company devotes most of its efforts and resources on its compounds Brilacidin and Kevetrin, which are in clinical development. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Set forth below is an overview our research and development efforts on Brilacidin and Kevetrin during fiscal 2019 and through the date of this Quarterly Report on Form 10-Q:

Brilacidin

Two trials of topical Brilacidin have been completed: a double-blind Phase 2 clinical trial of Brilacidin-OM for the treatment of Oral Mucositis (OM); and an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of Ulcerative Proctitis/Proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Diseases (IBD). Appropriate regulatory and other activities aimed at moving the programs forward into further clinical testing are currently underway.

Topical Administration (Oral Mucositis/IBD)

Oral Mucositis (OM) study — In this randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of Head and Neck Cancer (HNC), analysis of patients who received at least 55 Gy cumulative units of radiation showed that Brilacidin markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM. The Company made available, in a blog published on its website, a comparative data table (based on public information) showing Brilacidin compares favorably to other compounds in development for preventing and treating severe OM. The Company and the U.S. Food and Drug Administration (FDA) have completed an End-of-Phase 2 meeting concerning the continuing development of Brilacidin oral rinse to decrease the incidence of severe OM in HNC patients receiving chemoradiation. Both parties agreed to an acceptable Brilacidin Phase 3 development pathway, including studying Brilacidin oral rinse effects on severe OM when cisplatin, the preferred chemotherapy regimen in HNC care, is administered in higher concentrations (80-100 mg/m2) every 21 days, and at lower concentrations (30-40 mg/m2) administered weekly as part of the chemoradiation regimen.

IBD (UP/UPS) study — This Phase 2a trial comprises three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. To obtain maximum value of the Brilacidin-IBD asset, the Company plans to develop the drug candidate as an oral dose (pill or tablet). The Company has completed early testing evaluating the stability of Brilacidin in simulated gastric fluid—a synthetic form of the fluid found in the stomach. Results showed very minimal degradation of Brilacidin across 4 hours, suggesting a simple formulation of Brilacidin likely would not be subject to rapid breakdown once in the stomach. This finding should enable initial clinical testing with a simple formulation of the drug candidate delivered to the gut while a more elegant, tailored oral dosage form of Brilacidin is developed and refined, in parallel. Planned next steps in the development of Brilacidin for oral delivery include clinical testing of Brilacidin in healthy volunteers to assess safety and toleration, the pharmacokinetic profile and effects on the gut’s microbiome. Clinical trials in IBD including Ulcerative Colitis and Crohn’s Disease, would then follow.

As stated above, we see significant opportunities in treating Oral Mucositis and IBD with Brilacidin. These data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

ABSSSI

In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management decided to delay its response to FDA due to the low price per share of our common stock and the approximately $30 million costs required for this study, the financing of which would likely result in significant dilution to our shareholders. Our strategy, for now, is to achieve success with other trials and attract partnering opportunities that may provide significant upfront payments and milestone payments, which can then be used to fund the ABSSSI program. Although we recognize significant generic competition for treating ABSSSI, pharmaceutical industry and governmental interest is re-emerging to develop novel anti-infectives given growing bacterial resistance to current antibiotics, thereby supporting the potential value of Brilacidin in treating infectious disease. We also see ABSSSI as the appropriate gateway indication in infectious diseases, enabling potential further studies of Brilacidin’s use for implant coating and biofilm infections.

Expenditures on Brilacidin were approximately $1.1 million and $1.2 million during the six months ended December 31, 2018 and 2017, respectively.

Kevetrin

The Company has completed a Phase 2a trial of Kevetrin in treating late-stage Ovarian Cancer. The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in ovarian cancer tumor tissue in patients. We are currently focused on development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial Phase 1 clinical trial demonstrates that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed, with the remainder of this work now prioritized as the Company secures additional financial resources. Next steps in the development of Kevetrin include: completing toxicology work for an oral formulation; developing the oral formulation (pill or tablet); requesting an FDA meeting to discuss trial results to date and the design of future trials; and performing a dosing safety study in healthy volunteers once the oral formulation has been developed. Once completed, these steps would likely lead directly to Phase 2 testing of oral Kevetrin in both solid tumors and leukemias, with ovarian cancer likely continuing to be the lead indication.

Expenditures on Kevetrin were approximately $0.1 million and $0.3 million during the six months ended December 31, 2018 and 2017, respectively.

Prurisol (discontinued)

The Company has terminated its Prurisol program for treating moderate to severe plaque psoriasis. On December 14, 2018, the Company completed its review of preliminary topline results for its Phase 2b clinical trial of oral Prurisol in moderate-to-severe chronic plaque psoriasis. Prurisol did not meet the primary endpoint in either treatment arm (300mg and 400mg) assessed as a measure of efficacy (active versus control) using the Psoriasis Area and Severity Index (PASI) scale—specifically, the proportion of subjects achieving at least a 75 percent reduction from baseline in PASI score (PASI75) at Week 12.

While additional analysis of the Prurisol data is planned, based on these trial results, the Company discontinued the Prurisol psoriasis program and will focus development efforts on advancing its other clinical assets, Kevetrin and Brilacidin, both of which have shown therapeutic potential in treating multiple indications.

As of December 31, 2018, the Company has recorded an impairment expense for all Prurisol capitalized expenditures in the amount of $0.2 million.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. At December 31, 2018, the Company’s cash amounted to $0.7 million and current liabilities amounted to $8.0 million, of which $6.7 million were payables to related parties with no immediate payment terms. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary FDA approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $13.5 million for the next twelve months, raise doubt about its ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To continue as a going concern, we must secure additional funding to support our current operating plan in the fiscal quarter ended March 31, 2019. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

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

For the three months ended December 31, 2018 and 2017

Revenue

We generated no revenue and incurred operating expenses of approximately $2.0 million and $4.5 million for the three months ended December 31, 2018 and 2017, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$	%

Clinical studies and development research	$797,000	$2,341,000	(1,544,000)	-66%
Officers’ payroll and payroll tax expenses related to R&D Department	113,000	223,000	(110,000)	-49%
Employees payroll and payroll tax expenses related to R&D Department	111,000	262,000	(151,000)	-58%
Stock-based compensation - officers	226,000	989,000	(763,000)	-77%
Stock-based compensation - employees	49,000	42,000	7,000	17%
Stock-based compensation - consultants	12,000	-	12,000	-%
Depreciation and amortization expenses	91,000	106,000	(15,000)	-14%
Total	$1,399,000	$3,963,000	(2,564,000)	-65%

Research and development expenses for proprietary programs decreased during the three months ended December 31, 2018 primarily due to less spending on our programs. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Officers’ payroll decreased due to a reduction in salary of the Company’s President of Research from July to December, 2018. The officer formally resigned from his officer position [on September 18, 2018] and as a director of the Company on December 11, 2018.

Employees payroll and payroll tax expenses decreased during the three months ended December 31, 2018 related to fewer employees engaged in preclinical development after December 31, 2017, which led to the decrease in employees’ payroll during the quarter ended December 31, 2018.

Stock- based compensation - officers decreased during the three months ended December 31, 2018 primarily related to the decrease in the valuation of the annual stock-based compensation given to an officer due to the decrease in the Company’s stock price.

Stock-based compensation- employee increased during the three months ended December 31, 2018 due to the increase vesting in the number of stock awards granted to employees during the quarter ended December 31, 2018 compared with the same period in 2017.

Stock-based compensation- consultant increased during the three months ended December 31, 2018 due to one stock award was granted to a consultant during the quarter ended December 31, 2018.

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

Below is a summary of our general and administrative expenses for the three months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$	%

Insurance and health expense	$124,000	$109,000	15,000	14%
Rent and utility expense	61,000	65,000	(4,000)	-6%
Other G&A	247,000	123,000	124,000	101%
Total	$432,000	$297,000	135,000	45%

General and administrative expenses increased during the three months ended December 31, 2018 primarily related to increases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$ %

Officers’ payroll and payroll tax expenses	$118,000	$130,000	(12,000)	-9%

Officers’ payroll and payroll tax expenses for the Company was decreased during the three months ended December 31, 2018 and 2017. The Company recorded 10% of payroll and payroll tax expenses paid for Dr. Menon under Officers’ Payroll and Payroll Tax Expenses and recorded 90% of payroll paid to Dr. Menon under Research and Development Expense. The decrease in officers’ payroll and payroll tax expenses for the Company during the three ended December 31, 2018 and 2017 mainly because of the decrease in the10% of payroll and payroll tax expenses paid for Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018.

Professional Fees

Below is a summary of our Professional fees for the three months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$ %

Audit, legal and professional fees	$45,000	78,000	(33,000)	-42%

Professional fees decreased during the three months ended December 31, 2018 primarily related to decrease in legal fees and other professional fees for less legal review of various contracts in 2018.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$	%

Other Income	$40,000	-	$40,000	-%
Interest expense-debt	(50,000)	(50,000)	-	-%
Interest expense-preferred stock liability	(1,975,000)	-	(1,975,000)	-%
Other Income (Expense), net	$(1,985,000)	(50,000)	(1,935,000)	3,870%

There was an increase in interest expense – preferred stock liability of approximately $1,975,000 relating to the issuance of Series B preferred stock that has been recorded as a liability on the accompanying balance sheets. There was no change in interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements). There was an increase in other income of approximately $40,000 which represented the gain on disposal of lab equipment.

Net Losses

We incurred net losses of $4.0 million and $4.5 million for the three months ended December 31, 2018 and 2017, respectively because of the above-mentioned factors.

For the six months ended December 31, 2018 and 2017

Revenue

We generated no revenue and incurred operating expenses of approximately $4.0 million and $9.0 million for the six months ended December 31, 2018 and 2017, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the six months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$	%

Clinical studies and development research	$1,414,000	$5,124,000	(3,710,000)	-72%
Officers’ payroll and payroll tax expenses related to R&D Department	346,000	441,000	(95,000)	-22%
Employees payroll and payroll tax expenses related to R&D Department	295,000	592,000	(297,000)	-50%
Stock-based compensation - officers	398,000	1,326,000	(928,000)	-70%
Stock-based compensation - employees	93,000	74,000	19,000	26%
Stock-based compensation - consultants	25,000	-	25,000	-%
Depreciation and amortization expenses	185,000	211,000	(26,000)	-12%
Total	$2,756,000	$7,768,000	(5,012,000)	-65%

Research and development expenses for proprietary programs decreased during the six months ended December 31, 2018 primarily due to less spending on our programs due to our current lack of working capital. Clinical studies and development expenses will continue to decrease in future reporting periods if there is no increase in the Company’s financial liquidity.

Officers’ payroll decreased due to a reduction in salary of the Company’s President of Research from July to December, 2018. The officer formally resigned from his officer position [on September 18, 2018] and as a director of the Company on December 11, 2018.

Employees payroll and payroll tax expenses decreased during the six months ended December 31, 2018 related to fewer employees engaged in preclinical development after December 31, 2017, which led to the decrease in employees’ payroll during the six months ended December 31, 2018.

Stock- based compensation - officers decreased during the six months ended December 31, 2018 primarily related to the decrease in the valuation of the annual stock-based compensation given to an officer due to the decrease in the Company’s stock price.

Stock-based compensation - employee increased during the six months ended December 31, 2018 due to the increase vesting in the number of stock awards granted to employees during the six months ended December 31, 2018 compared with the same period in 2017.

Stock-based compensation- consultant increased during the six months ended December 31, 2018 due to more stock awards were granted to consultants during the six months ended December 31, 2018.

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

Below is a summary of our general and administrative expenses for the six months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$	%

Insurance and health expense	$255,000	$236,000	19,000	8%
Rent and utility expense	122,000	127,000	(5,000)	-4%
Other G&A	315,000	231,000	84,000	36%
Total	$692,000	$594,000	98,000	17%

General and administrative expenses increased during the six months ended December 31, 2018 primarily related to increases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the six months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$ %

Officers’ payroll and payroll tax expenses	$241,000	$260,000	(19,000)	-7%

Officers’ payroll and payroll tax expenses for the Company was decreased during the six months ended December 31, 2018 and 2017. The Company recorded 10% of payroll and payroll tax expenses paid for Dr. Menon under Officers’ Payroll and Payroll Tax Expenses and recorded 90% of payroll paid to Dr. Menon under Research and Development Expense. The decrease in officers’ payroll and payroll tax expenses for the Company during the six ended December 31, 2018 and 2017 mainly because of the decrease in the10% of payroll and payroll tax expenses paid for Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018.

Professional Fees

Below is a summary of our Professional fees for the six months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$ %

Audit, legal and professional fees	$304,000	330,000	(26,000)	-8%

Professional fees decreased during the six months ended December 31, 2018 primarily related to decrease in legal fees for less legal review of various contracts in 2018.

Other Income (Expense)

Below is a summary of our other income (expense) for the six months ended December 31, 2018 and 2017, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2018	2017	$	%

Interest Income	$-	1,000	(1,000)	-100%
Other Income	40,000	-	40,000	-%
Interest expense – debt	(101,000)	(101,000)	-	-%
Interest expense – preferred stock liability	(1,975,000)	-	(1,975,000)	-%
Other Income (Expense), net	$(2,036,000)	(100,000)	(1,936,000)	1,936%

There was an increase in interest expense – preferred stock liability of approximately $1,975,000 relating to the issuance of Series B preferred stock that has been recorded as a liability on the accompanying balance sheets. There was no change in interest expenses paid on the note payable – related party (see Note 9 to the notes to the condensed financial statements). There was an increase in other income of approximately $40,000 which represented the gain on disposal of lab equipment.

Net Losses

We incurred net losses of $6.0 million and $9.1 million for the six months ended December 31, 2018 and 2017, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of December 31, 2018, we had approximately $0.7 million in cash compared to $2.4 million of cash as of June 30, 2018. On October 5, 2018, the Company entered into a securities purchase agreement with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. An initial closing for the sale of 1,250 shares of preferred stock closed on October 9, 2018, and a subsequent closing for the sale of 750 shares of preferred stock closed on October 12, 2018. Under the securities purchase agreement, the Company also issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock for an aggregate purchase price of approximately $7.9 million. The Company received the proceeds from exercise of 500 Series 1 warrants of approximately $0.5 million from October to December, 2018. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed.

We anticipate that future budget expenditures will be approximately $13.5 million for the next twelve months, including approximately $9.0 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this projection.

Our ability to successfully raise sufficient funds through the sale of equity securities, to meet our current and future operating expenditures is uncertain and subject to market conditions generally, the market for our common stock, and our ability to sell our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. If we are unable to raise funds to meet our current and future obligations, we will be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern.

One future potential source of cash available to us in the future is from the issuances of our equity securities, including through our common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) dated September 6, 2017, and the exercise of warrants issued under the October 2018 securities purchase agreement. As of date of this report, the conditions for sales under the Aspire Capital purchase agreement are not satisfied and no sales may occur thereunder. In particular, the common stock purchase agreement provides that the Company and Aspire Capital will not affect any sales under the agreement when the closing sales price of our common stock is less than $0.25 per share. In recent months, our common stock has traded below this threshold, and there is substantial uncertainty regarding our continued ability to sell shares under the common stock purchase agreement. In addition, the October 2018 securities purchase agreement prohibits sales under the Aspire Capital purchase agreement through January 10, 2019, with sales thereafter subject to the satisfaction of certain conditions.

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

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K and in this report under “Part II, Item 1A, Risk Factors.” and in other reports we filed with the SEC.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended December 31, 2018 and 2017 (rounded to nearest thousand):

	Six Months Ended		Change
	December 31,		Increase/
	2018	2017	(Decrease)
			%
Net cash used in operating activities	$(3,973,000)	$(7,187,000)	(45)%
Net cash used in investing activities	4,000	(80,000)	(105)%
Net cash provided by financing activities	2,293,000	6,307,000	(64)%
Net decrease in cash	$(1,676,000)	$(960,000)	75%

The decrease in net cash used in operating activities of $3.2 million versus the prior-year six-month period was mainly due to decreases in our losses from operations of $3.0 million, largely attributable to our less spending for research and development expenses.

Our operating activities used cash of $4.0 million and $7.2 million for the six months ended December 31, 2018 and 2017, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation, amortization and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities versus the prior-year six-month period was due to a decrease in patents costs.

Financing activities

During the six months ended December 31, 2018, we raised approximately $2.4 million in net cash proceeds, from issuance of preferred stock and warrants, offset by purchase of treasury stock of $0.1 million.

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

As of December 31, 2018, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2018, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K, as revised or supplemented by our most recent Quarterly Reports on Form 10-Q, each of which are on file with the SEC and are incorporated herein by reference, as well as any risks described in our other filings with the SEC. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Our Series B preferred stock converts into shares of common stock at a discount to the market price of our common stock. As a result, our common stockholders will experience substantial additional dilution if shares of our Series B preferred stock are converted into common stock.

Our Series B preferred stock may be converted at any time at the holder’s option into shares of our common stock at a conversion price equal of the lower of (i) $0.31625 per share and (ii) 85% of the lowest volume weighted average sale prices of our Class A common stock as reported on Bloomberg L.P. on a trading day during the ten trading days prior to and ending on, and including, the conversion date. In addition, the conversion price may be decreased following certain triggering events. As a result, the number of shares of common stock that the holders of our Series B preferred stock will receive upon conversion will increase as our common stock price decreases, and there is no floor to the conversion price, and our common stockholders will experience substantial dilution as shares of our Series B Preferred Stock offered hereby are converted into our common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

Management will have broad discretion as to the use of the proceeds from the Series B preferred stock offering, and we may not use the proceeds effectively.

Our management will have broad discretion in the application of the proceeds from sales of our securities in the preferred stock offering, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business and cause the price of our common stock to decline.

In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock, which could result in significant additional dilution and downward pressure on our stock price.

As of February 5, 2019, there were 179,572,948 shares of our common stock outstanding. In addition, as of December 31, 2018 there were outstanding stock options, warrants and a convertible note representing the potential issuance of approximately an additional 70.1 million shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B 5% Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on October 9, 2018 (File No. 001-37357)

4.1	Form of Warrant.	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on October 9, 2018 (File No. 001-37357)

10.1	Securities Purchase Agreement, dated October 5, 2018, between the Company and the investors party thereto.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 9, 2018 (File No. 001-37357)

31.1	President and Chief Medical Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	President and Chief Medical Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Statements of Income, (ii) the Condensed Statements of Comprehensive Income, (iii) the Condensed Balance Sheets, (iv) the Condensed Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: February 8, 2019	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

Dated: February 8, 2019	By:	/s/ Arthur P. Bertolino
	Name:	Arthur P. Bertolino
	Title:	President and Chief Medical Officer

