Form 10-Q
period 2019-03-31
Innovation Pharmaceuticals Inc.
filed 2019-05-10
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered under Section 12(b) of the Exchange Act: none

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	192,132,420
Common Stock Class B, $0.0001 par value	909,090

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended March 31, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Rounded to nearest thousand except for shares data)

	March 31,	June 30,
	2019	2018
ASSETS
Current Assets:
Cash	$468,000	$2,424,000
Prepaid expenses and other current assets	55,000	98,000
Security deposits	-	78,000
Total Current Assets	523,000	2,600,000
Other Assets:
Patents – net	3,406,000	3,780,000
Equipment – net	1,000	2,000
Deferred offering costs - net	-	159,000
Security deposits	78,000	-
Total Other Assets	3,485,000	3,941,000
Total Assets	$4,008,000	$6,541,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approximately $1,498,000 and 1,504,000, respectively)	$2,255,000	$3,185,000
Accrued expenses - (including related party accruals of approximately $74,000 and $58,000, respectively)	241,000	266,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approximately $3,129,000 and $2,953,000, respectively)	3,174,000	3,219,000
Convertible note payable - related party	1,922,000	2,022,000
Total Current Liabilities	7,592,000	8,692,000
Other Liabilities:
Series B convertible preferred stock liability at $1,080 stated value; 1,027 and 0 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	701,000	-
Total Liabilities	8,293,000	8,692,000
Commitments and contingencies (Note 7)
Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 300,000,000 shares authorized, 187,803,536 shares and 163,103,927 shares issued as of March 31, 2019 and June 30, 2018, respectively, 187,575,318 shares and 163,103,927 shares outstanding as of March 31, 2019 and June 30, 2018, respectively	19,000	17,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, 909,090 shares and 0 shares issued and outstanding as of March 31, 2019 and June 30, 2018	-	-
Additional paid-in capital	88,868,000	83,747,000
Accumulated deficit	(93,081,000)	(85,915,000)
Treasury Stock, at cost (228,218 shares and 0 shares as of March 31, 2019 and June 30, 2018, respectively)	(91,000)	-
Total Stockholders’ Deficiency	(4,285,000)	(2,151,000)
Total Liabilities and Stockholders’ Deficiency	$4,008,000	$6,541,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	707,000	1,776,000	3,463,000	9,544,000
General and administrative expenses	250,000	295,000	942,000	889,000
Officers' payroll and payroll tax expenses	126,000	132,000	367,000	392,000
Professional fees	45,000	195,000	349,000	525,000

Total operating expenses	1,128,000	2,398,000	5,121,000	11,350,000

Loss from operations	(1,128,000)	(2,398,000)	(5,121,000)	(11,350,000)

Other income (expense)
Interest income	-	-	-	1,000
Other income	-	-	40,000	-
Interest expense
Interest expense – debt	(44,000)	(51,000)	(145,000)	(152,000)
Interest expense – preferred stock liability	(15,000)	-	(1,990,000)	-
Change in fair value of preferred stock	50,000	-	50,000	-
Other expense, net	(9,000)	(51,000)	(2,045,000)	(151,000)

Loss before provision for income taxes	(1,137,000)	(2,449,000)	(7,166,000)	(11,501,000)
Provision for income taxes	-	-	-	-

Net loss	$(1,137,000)	$(2,449,000)	$(7,166,000)	$(11,501,000)

Basic and diluted loss per share
attributable to common stockholders	$(0.01)	$(0.02)	$(0.04)	$(0.08)

Weighted average number of common shares	182,556,203	146,071,627	172,051,124	141,296,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Nine Months Ended March 31, 2018

	Common Stock A		Common Stock B		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2017	135,274,421	$14,000	-	-	$68,295,000	$(69,553,000)	262,080	$(220,000)	$(1,464,000)

Shares sold to Aspire under 2015 Agreement at $0.74 - $0.94 range	2,600,000	-	-	-	2,089,000	-	-	-	2,089,000
Shares sold to Aspire under 2017 Agreement at $0.25 - $0.76 range	600,000	-	-	-	419,000	-	-	-	419,000
Shares issued as commitment fee, 9/6/2017 at $0.715	300,000	-	-	-	215,000	-	-	-	215,000
Offering cost	--	-	-	-	(230,000)	-	-	-	(230,000)
Shares issued to officer as equity awards at $0.705 - 1.40	-	-	-	-	219,000	-	-	-	219,000
Shares issued to employee for services at $0.705 - $1.37	-	-	-	-	9,000	-	-	-	9,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	118,000	-	-	-	118,000
Stock options issued to employee for services at $0.705-$1.37	-	-	-	-	23,000	-	-	-	23,000
Issuance of vested shares to Officer and employees	19,465	-	-	-	-	-	-	-	-
Withholding and Purchase of 67,056 treasury shares from vested shares issued – at cost	(67,056)	-	-	-	-	-	67,056	(31,000)	(31,000)
Net loss for the three months ended September 30, 2017	-	-	-	-	-	(4,534,000)	-	-	(4,534,000)
Balance at September 30, 2017	138,726,830	$14,000	-	-	$71,157,000	$(74,087,000)	329,136	$(251,000)	$(3,167,000)

Shares sold to Aspire under 2017 Agreement at $0.25 - $0.76 range	5,966,666	1,000	-	-	3,969,000	-	-	-	3,970,000
Offering cost	--	-	-	-	(28,000)	-	-	-	(28,000)
Shares issued to officer as equity awards at $0.705 - 1.40	-	-	-	-	644,000	-	-	-	644,000
Shares issued to employee for services at $0.705 - $1.37	-	-	-	-	11,000	-	-	-	11,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	345,000	-	-	-	345,000
Stock options issued to employee for services at $0.705-$1.37	-	-	-	-	30,000	-	-	-	30,000
Issuance of vested shares to Officer and employees	533,334	-	-	-	-	-	-	-	-
Withholding and Purchase of 238,048 treasury shares from vested shares issued – at cost	(238,048)	-	-	-	-	-	238,048	(166,000)	(166,000)
Net loss for the three months ended December 31, 2017	-	-	-	-	-	(4,518,000)	-	-	(4,518,000)
Balance at December 31, 2017	144,988,782	$15,000	-	-	$76,128,000	$(78,605,000)	567,184	$(417,000)	$(2,879,000)
			-	-
Shares sold to Aspire under 2017 Agreement at $0.25 - $0.76 range	2,100,000	-	-	-	1,359,000	-	-	-	1,359,000
Offering cost	-	-	-	-	(10,000)	-	-	-	(10,000)
Shares issued to officer as equity awards at $0.705 - 1.40	-	-	-	-	94,000	-	-	-	94,000
Shares issued to employee for services at $0.705 - $1.37	-	-	-	-	12,000	-	-	-	12,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	49,000	-	-	-	49,000
Stock options issued to employee for services at $0.705-$1.37	-	-	-	-	29,000	-	-	-	29,000
Stock options issued to consultant for services at $0.15 - 0.73	-	-	-	-	80,000	-	-	-	80,000
Issuance of vested shares to Officer and employees	3,333	-	-	-	-	-	-	-	-
Purchase of 305,792 Treasury shares	(688)	-	-	-	-	-	688	-	-
Withholding and Purchase of 305,792 treasury shares from vested shares issued – at cost	-	-	-	-	(417,000)	-	(567,872)	417,000	-
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(2,449,000)	-	-	(2,449,000)
Balance at March 31, 2018	147,091,427	$15,000	-	-	$77,324,000	$(81,054,000)	-	$-	$(3,715,000)

For the Nine Months Ended March 31, 2019

	Common Stock A		Common Stock B		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2018	163,103,927	$17,000	-	$-	$83,747,000	$(85,915,000)	-	$-	$(2,151,000)

Shares issued to consultant for services at $0.84 - $1.38	-	-	-	-	3,000	-	-	-	3,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	112,000	-	-	-	112,000
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	10,000	-	-	-	10,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	60,000	-	-	-	60,000
Issuance of 572,264 shares to Officer and employee	572,264	-	-	-	-	-	-	-	-
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	12,000	-	-	-	12,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	32,000	-	-	-	32,000
Net loss for the three months ended 9/30/2018	-	-	-	-		(2,050,000)	-	-	(2,050,000)
Balance at September 30, 2018	163,676,191	$17,000	-	$-	$83,976,000	$(87,965,000)	-	$-	$(3,972,000)

Shares issued to consultant for services at $0.84 - $1.38	-	-	-	-	2,000	-	-	-	2,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	148,000	-	-	-	148,000
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	10,000	-	-	-	10,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	78,000	-	-	-	78,000
Issuance of 533,334 shares to Officer & 218,946 shares were withheld for tax purposes as Treasury shares, so net issuance was 314,387 shares	(218,946)	-	-	-	-	-	218,946	(87,000)	(87,000)
Issuance of 38,930 shares to employee, 9,272 shares were withheld for tax purposes as Treasury shares, so net issuance was 29,658 shares	(9,272)	-	-	-	-	-	9,272	(4,000)	(4,000)
Issuance of 12,500 shares to Consultant	12,500	-	-	-	-	-	-	-	-
Conversion of 1,310 preferred stocks to 12,808,388 common stock	12,808,388	1,000	-	-	(1,000)	-	-	-	-
Offering cost for Q2-2019					(159,000)				(159,000)
To record underlying Series 1, Series 2 and Series 3 Warrants attached to 2000 shares Series B Preferred Stock	-	-	-	-	817,000	-	-	-	817,000
To record beneficial conversion feature of Series B preferred stock & warrants discounts	-	-	-	-	1,917,000	-	-	-	1,917,000
Transfer of the related preferred stock liability to APIC	-	-	-	-	963,000	-	-	-	963,000
Allocating warrants (proportion of value exercised) to Pref Stock Liability	-	-	-	-	(20,000)	-	-	-	(20,000)
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	15,000	-	-	-	15,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	34,000	-	-	-	34,000
Net loss for the three months ended 12/31/2018	-	-	-	-		(3,979,000)	-	-	(3,979,000)
Balance at December 31, 2018	176,268,861	$18,000	-	$-	$87,780,000	$(91,944,000)	228,218	$(91,000)	$(4,237,000)

Shares issued to consultant for services at $0.84 - $1.38	-	-	-	-	2,000	-	-	-	2,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	145,000	-	-	-	145,000
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	17,000	-	-	-	17,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	77,000	-	-	-	77,000
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	12,000	-	-	-	12,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	33,000	-	-	-	33,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	-	-	909,090		100,000	-	-	-	100,000
5% dividend paid by issuance of preferred stock	-	-	-	-	17,000	-	-	-	17,000
Conversion of 954 preferred stocks to 11,306,457 common stock	11,306,457	1,000	-	-	(1,000)	-	-	-	-
Transfer of the related preferred stock liability to APIC	-	-	-	-	735,000	-	-	-	735,000
Allocating warrants (proportion of value exercised) to Pref Stock Liability	-	-	-	-	(45,000)	-	-	-	(45,000)
Reversal of the stock based compensation related to unvested options and shares	-	-	-	-	(4,000)	-	-	-	(4,000)
Net loss for the three months ended 3/31/2019	-	-	-	-	-	(1,137,000)	-	-	(1,137,000)

Balance at March 31, 2019	187,575,318	$19,000	909,090	$-	$88,868,000	$(93,081,000)	228,218	$(91,000)	$(4,285,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand)

	For the Nine Months
	Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,166,000)	$(11,501,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as employee compensation
and payment for services rendered and financing costs	798,000	1,665,000
Amortization of patent costs	277,000	289,000
Patent write off	155,000	-
Depreciation of equipment	1,000	28,000
(Gain) Loss on disposal of equipment	(40,000)	-
Interest expense-preferred stock liability	1,990,000	-
Change in fair value of preferred stock	(50,000)	-

Changes in operating assets and liabilities:
Prepaid expenses and security deposits	43,000	268,000
Accounts payable	(930,000)	(578,000)
Accrued expenses	(25,000)	(406,000)
Accrued officers' salaries and payroll taxes	(45,000)	(127,000)
Net cash used in operating activities	(4,992,000)	(10,362,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceeds of property, plant and equipment	40,000	-
Patent costs	(58,000)	(108,000)
Net cash used in investing activities	(18,000)	(108,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net of offering costs	-	7,837,000
Purchase of treasury stock	(91,000)	(172,000)
Proceeds from issuance of preferred stock, net of offering costs	1,892,000	-
Proceeds from exercise of warrants	1,253,000	-
Net cash provided by financing activities	3,054,000	7,665,000

NET DECREASE IN CASH	(1,956,000)	(2,805,000)
CASH, BEGINNING OF PERIOD	2,424,000	4,141,000
CASH, END OF PERIOD	$468,000	$1,336,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid of income taxes	$-	-
Cash paid for interest	$128,000	$156,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Commitment shares issued as deferred offering costs	$-	$215,000
Reversal of subscription receivable to treasury stock	$-	$26,000
Amortization of offering costs to additional paid in capital	$(159,000)	$(268,000)
Recording beneficial conversion feature of Series B preferred stock & warrants discounts	$1,917,000	$-
Recording 5% dividend of preferred stock paid by issuance of preferred stock	$17,000	$-
Transfer of preferred stock liability to additional paid in capital regarding conversion of Series B Convertible Preferred stock to Common stock	$1,698,000	$-
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	$100,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2018, included in our Annual Report on Form 10-K for the year ended June 30, 2018.

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

Basis of Presentation

Innovation Pharmaceuticals Inc. (“Innovation”) was incorporated on August 1, 2005 in the State of Nevada. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc. On February 15, 2019, the Company formed IPIX Pharma Limited (“IPIX Pharma”), a wholly-owned subsidiary incorporated under the Companies Act 2014 of Ireland. IPIX Pharma is a Private Company Limited by Shares. The subsidiary will serve as a key hub for strategic collaboration with European companies and medical communities in addition to providing cost-saving efficiencies and flexibility with respect to developing Brilacidin under European Medicines Agency standards.

The Company is a clinical stage biopharmaceutical company and has no customers, products or revenues to date. The Company’s common stock is quoted on OTCQB, symbol “IPIX.”

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation, a Nevada corporation, and our wholly-owned subsidiaries, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the nine months ended March 31, 2019 and 2018 were not significant.

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Brilacidin and Kevetrin, and advancing them as quickly as possible along the regulatory pathway. We aim to develop the highest quality data and broadest intellectual property to support our compounds. We discontinued the Prurisol psoriasis program.

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

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our compounds and our corporate general and administrative expenses. As of March 31, 2019, the Company has an accumulated deficit of approximately $93.0 million, representative of recurring losses since inception. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) and/ or other health authorities approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $12.5 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

At March 31, 2019, the Company’s cash amounted to $0.5 million and current liabilities amounted to $7.6 million, of which $6.7 million were payables to related parties with no immediate payment terms (See Note 8 - Related Party Transactions). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the nine months ended March 31, 2019 was approximately $5.0 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the nine months ended March 31, 2019 and 2018, amounted to $7.2 million and $11.5 million, respectively, and we had a working capital deficit of approximately $7.1 million and $6.1 million, respectively at March 31, 2019 and June 30, 2018.

The Company's primary sources of liquidity are cash and cash equivalents as well as issuances of its equity securities. The Company is party to a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) that provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company's common stock over the 36-month term of the Purchase Agreement. As of March 31, 2019, the available balance under the Purchase Agreement is approximately $22.3 million. However, as of the date of this report, the conditions for sales under the Purchase Agreement are not satisfied and no sales may occur thereunder. In particular, the Purchase Agreement provides that the Company and Aspire Capital will not affect any sales under the Purchase Agreement when the closing sales price of the Company’s common stock is less than $0.25 per share. Recently, the Company’s common stock has traded below $0.25 per share, and there is substantial uncertainty regarding the Company’s continued ability to sell shares under the Purchase Agreement in order to meet the Company's projected working capital requirements for the next 12 months from the date of the issuance of the financial statements (or available to be issued).

On October 5, 2018, the Company entered into a securities purchase agreement with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. Under this securities purchase agreement, the Company issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock. The Company received the proceeds from exercise of 1,275 Series 1-2 warrants of approximately $1.3 million from October 2018 to March 31, 2019. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds will be available when needed.

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

Basic Loss per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of warrants, stock options, convertible notes payable underlying shares, unvested restricted stock and Series B Convertible Preferred Stock at a conversion price at approximately $0.10 per share. Common share equivalents of 66 million shares and 47 million shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2019 and 2018, because we incurred net losses for the nine months ended March 31, 2019 and 2018, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive and are therefore not included in the calculations.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 228,218 shares and 0 shares of treasury stock outstanding, purchased at a total cumulative cost of $91,000 and $0, at March 31, 2019 and 2018, respectively (see Note 11 to the notes to the condensed consolidated financial statements).

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

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and nine months ended March 31, 2019 and 2018 are as follows (rounded to nearest thousand):

	Three months ended March 31		Nine months ended March 31
	2019	2018	2019	2018
Stock-based compensation expense
Professional fees	$19,000	$80,000	$44,000	$80,000
Employees’ bonus	41,000	41,000	134,000	115,000
Officers’ bonus	222,000	144,000	620,000	1,470,000
Total stock-based compensation expense	$282,000	$265,000	$798,000	$1,665,000

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. The Company will adopt this new pronouncement beginning July 1, 2019. Interpretations are on-going and could have a material impact on the Company's implementation. Currently, the Company expects that the adoption of the ASU 2016-02 (Topic 842) Leases will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases, and expects it to have a material impact on our results of operations.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	March 31, 2019	June 30, 2018

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,090,000	1,219,000
		5,316,000	5,445,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,690,000)	(1,462,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(220,000)	(203,000)
Total		$3,406,000	$3,780,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended March 31, 2019 and 2018 was approximately $92,000 and $96,000, respectively and was approximately $277,000, and $289,000 for the nine months ended March 31, 2019 and 2018, respectively.

During the nine months ended March 31, 2019 and 2018, the Company has written off the Prurisol patent and other patents of approximately $155,000 and $0, respectively, and included in general and administrative expenses.

At March 31, 2019, the future amortization period for all patents was approximately 6.43 years to 15.87 years. Future estimated annual amortization expenses are approximately $92,000 for the year ending June 30, 2019, $366,000 for each year from 2020 to 2022, and total of $2,216,000 for the year ending June 30, 2023 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2019	June 30, 2018

Accrued research and development consulting fees	$167,000	$208,000
Accrued rent (Note 8) - related parties	8,000	10,000
Accrued interest (Note 9) - related parties	66,000	48,000

Total	$241,000	$266,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2019	June 30, 2018

Accrued salaries - related parties	$2,999,000	$2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	-	214,000
Withholding tax - payroll	45,000	52,000

Total	$3,174,000	$3,219,000

7. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

On October 1, 2018, the Company’s lease agreement with Cummings Properties automatically renewed. The lease is for a term of five years ending on September 30, 2023, and requires monthly payments of approximately $19,000.

As of March 31, 2019, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2019	$57,000
2020	228,000
2021	228,000
2022	228,000
2023	228,000
Thereafter	57,000
Total	$1,026,000

Rent expense, net of lease income, under this operating lease agreement was approximately $58,000 and $53,000 for the three months ended March 31, 2019 and 2018, respectively and was approximately $168,000 and $157,000 for the nine months ended March 31, 2019 and 2018, respectively. As of September 1, 2018, Kard Scientific no longer leases space from the Company (See Note 8 to the notes to the condensed consolidated financial statements).

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $1.8 million to contract research organizations as of March 31, 2019. Expenses are recognized when services are performed by the contract research organizations.

8. Related Party Transactions

Office Lease

The Company charged Kard Scientific (“KARD”) $1,800 for space for the two months of July and August, 2018. Dr. Menon, the Company’s principal shareholder, and former President of Research, also serves as the Chief Operating Officer and Director of Kard Scientific. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. As of September 1, 2018, KARD no longer leases space from the Company.

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At March 31, 2019 and June 30, 2018, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

Other related party transactions are disclosed in Note 9 to the notes to the condensed consolidated financial statements below.

9. Convertible Note Payable - Related Party

During the year ended June 30, 2010, Mr. Ehrlich, the Company’s Chairman and CEO, loaned the Company a total of approximately $973,000. A condition for this note was that the Ehrlich Promissory Note A and Ehrlich Promissory Note B be replaced with a new note, Ehrlich Promissory Note C. The Ehrlich Promissory Note C is an unsecured demand note that bears 9% simple interest per annum and is convertible into the Company’s Class A common stock at $0.50 per share. The note requires that the interest rate on the amounts due on Ehrlich Promissory Notes A and B be changed retroactively, beginning October 1, 2009, to 9%. On April 1, 2011, the Company amended the Ehrlich Promissory Note C and agreed to retroactively convert accrued interest of approximately $97,000 through December 31, 2010 into additional principal. During the year ended June 30, 2011, Mr. Ehrlich loaned the Company an additional approximately $997,000 which brought the total balance of the demand note to approximately $2,002,000. During the year ended June 30, 2012, Mr. Ehrlich loaned the Company an additional $20,000 which brought the balance of this demand note to approximately $2,022,000.

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

As of March 31, 2019 and June 30, 2018, the balance of accrued interest payable were $66,000 and $12,000, respectively (see Note 5 to the notes to the condensed consolidated financial statements).

On January 29, 2019, Mr. Ehrlich cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 shares of Class B common stock at the option exercise price of $0.11 per share. As of March 31, 2019 and June 30, 2018, principal balance of this demand note was approximately $1,922,000 and $2,022,000, respectively. As of March 31, 2019 and June 30, 2018, the total outstanding balance of principal and interest were approximately $1,988,000 and $2,034,000, respectively.

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	41,643,571	0.22	2.76	$17,523,113

Granted	1,195,826	0.31	7.89
Exercised	-	-	-
Forfeited/expired	(1,235,424)	1.65
Outstanding at March 31, 2019	41,603,973	0.18	2.24	$-
Exercisable at March 31, 2019	40,068,405	$0.17	2.01	$-

The fair value of options granted for the nine months ended March 31, 2019 and 2018 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Nine months ended March 31,
	2019	2018
Expected term (in years)	5 - 10	5 - 10
Expected stock price volatility	67.34% to 104.11%	52.80% to 106.01%
Risk-free interest rate	2.51% to 2.86%	2.15% to 2.56%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $798,000 and $1,665,000 of total stock-based compensation costs related to equity grant awards for the nine months ended March 31, 2019 and 2018, respectively.

The $798,000 of stock-based compensation expense for the nine months ended March 31, 2019 included approximately $349,000 of stock options expense and $449,000 of restricted stock awards.

The $1,665,000 of stock-based compensation expense for the nine months ended March 31, 2018 included approximately $677,000 of stock options expense and $988,000 of restricted stock awards (see Note 11 to the notes to the condensed consolidated financial statements).

During the nine months ended March 31, 2019

On February 1, 2019, the Company agreed to issue 400,000 stock options to purchase shares of the Company’s common stock to each of two consultants for specified services to be provided from February 1, 2019 to January 31, 2020 in accordance with agreements with the two consultants. These options were issued with an exercise price of $0.13 per share and vest 33 1/3% on February 1, 2019, 33 1/3% on August 1, 2019, and 33 1/3% on January 31, 2020. The value of the total 800,000 options for two consultants was approximately $60,000. During the nine months ended March 31, 2019, the Company recorded approximately $13,000 of related stock-based compensation.

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

During the three months and nine months ended March 31, 2019, the Company recorded approximately $80,000 and $188,000 of stock-based compensation, respectively. The $80,000 of stock-based compensation expense for the three months ended March 31, 2019 included approximately $28,000 of stock option expense and $52,000 of stock awards. The $188,000 of stock-based compensation expense for the nine months ended March 31, 2019 included approximately $65,000 of stock option expense and $123,000 of stock awards.

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

During the three months and nine months ended March 31, 2019, the Company recorded approximately $7,000 and $17,000 of total stock-based compensation, respectively. The $7,000 of stock-based compensation expense for the three months ended March 31, 2019 included approximately $5,000 of stock option expense and $2,000 of stock awards. The $17,000 of stock-based compensation expense for the nine months ended March 31, 2019 included approximately $12,000 of stock option expense and $5,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Anne Ponugoti, Associate Director, Clinical Sciences of the Company, 5,000 shares of the Company’s common stock and 5,000 options to purchase common stock with same vesting periods as the common stock and options issued to Ms. Ponugoti. The total value of the 5,000 shares and 5,000 options were approximately $2,000 each, based on the closing bid price as quoted on the OTC on August 31, 2018 at $0.40 per share. During the three months and nine months ended March 31, 2019, the stock-based compensation expense was not significant. She left the Company on January 15, 2019.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity for our restricted stock issuances:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(584,763)	$0.72
Total shares forfeited	(11,667)	$0.76
Total unvested shares outstanding at March 31, 2019	1,741,788	$0.51

Scheduled vesting for outstanding restricted stock awards at March 31, 2019 is as follows:

	Year Ending June 30,
	2019	2020	2021	2022	Total

Scheduled vesting	12,500	1,137,562	572,262	19,464	1,741,788

As of March 31, 2019, there was approximately $0.5 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.4 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.12 years.

Exercise of options

During the three months and nine months ended March 31, 2019 and 2018, there were no stock options exercised under the Company’s equity incentive plans.

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

The warrants issued in connection with the Series B preferred stock are deemed to be free standing equity instruments and are recorded in permanent equity (additional paid in capital) based on a relative fair value allocation of proceeds (i.e. warrants’ relative fair value to the Series B preferred stock fair value (without the warrants)) with an offsetting discount to the Series B preferred stock. There were 1,275 Series 1-2 warrants exercised during the nine months ended March 31, 2019. As of March 31, 2019, 6,725 Series 1-3 warrants to purchase 6,725 preferred stock were outstanding (see Note 12 to the notes to the condensed consolidated financial statements).

The following table summarizes the outstanding preferred stock warrants:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	-	$-	-	$-

Granted	8,000	982.50	1.37
Exercised	(1,275)	982.50	1.00
Expired	-	-
Outstanding at March 31, 2019	6,725	$985.50	1.00	$-

Warrants to Purchase Common Stock

During the nine months ended March 31, 2019 and 2018, there were no warrants issued to purchase common stock.

On June 28, 2018, the Company entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which the Company has agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent. The Company issued to Aspire Capital warrants to purchase 8,000,000 shares of its common stock exercisable for 5 years at an exercise price of $0.38 per share (see Note 11 to the notes to the condensed consolidated financial statements). The warrants were recorded within stockholders’ deficiency. The fair value of the warrants issued on June 28, 2018 was estimated on the date of issuance using the Black Scholes Model that uses assumptions noted in the following table. The value of the warrants issued was approximately $1.7 million.

Expected term (in years)	3
Expected stock price volatility	82.36%
Risk-free interest rate	2.73%
Expected dividend yield	0

The following table summarizes the outstanding common stock warrants:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	8,000,000	$0.38	5.0	$-

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2019	8.000.000	$0.38	4.25	$-

11. Equity Transactions

On January 29, 2019, Leo Ehrlich, the Company’s Chairman and CEO, cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 shares of Common Stock Class B, $0.0001 par value at the option exercise price of $0.11. As of March 31, 2019, 909,090 shares of Common Stock Class B were outstanding.

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

There were 228,218 shares and 0 shares of treasury stock outstanding at March 31, 2019 and June 30, 2018, respectively, purchased at a total cumulative cost of $90,830 and $0 at March 31, 2019 and June 30, 2018, respectively.

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

The total commitment fee of $2.7 million was allocated to the $2 million offering first based on historical price discounts that Aspire Capital has received and the balance of the commitment fee was allocated to the $5 million of potential future milestone funding from Aspire Capital. The portion of the commitment fee allocated to the $2 million of initial proceeds was approximately $0.5 million and was effectively netted against the $2 million of initial proceeds, resulting in a discounted purchase price of $0.29 per share. The remaining $2.2 million of the commitment fee was allocated to the future milestone funding and was fully expensed under Other Expenses as of June, 30, 2018. As of March 31, 2019, the $5 million of milestone funding was not received and expired.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into the Purchase Agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital stock purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the Stock Purchase Agreement. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 is amortized pro-rata as the funding is received. The amortized amount of the commitment fee of $55,000 was recorded to additional paid-in capital for the year ended June 30, 2018. The remaining $159,000 of the unamortized portion of the commitment fee was carried on the balance sheet as deferred offering costs and was fully expensed in December, 2018. The Company registered the sale of all shares that Aspire Capital will purchase under this common stock purchase agreement. To the extent Aspire Capital purchases shares under this Purchase Agreement and subsequently sells those shares purchased, the other holders of shares of our Class A common stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we might otherwise wish to effect sales.

During the period from September 6, 2017 to June 30, 2018, the Company generated proceeds of approximately $7.7 million under the 2017 agreement with Aspire Capital from the sale of approximately 16.7 million shares of its common stock. During the nine months ended March 31, 2019, we did not have any financing from the 2017 agreement with Aspire Capital, the available balance under the new equity line agreement was approximately $22.3 million. However, as of date of this report, the conditions for sales under the Purchase Agreement are not satisfied and no sales may occur thereunder. See Note 2 to the notes to the condensed consolidated financial statements- Going Concern and Liquidity.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The change in fair value of the total Series B preferred stock was $50,000 during the quarter ended March 31, 2019, which is reflected in interest expense—preferred stock liability.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock at March 31, 2019 and the total dividends of approximately $32,000 are treated as interest during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to March 31, 2019.

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

Exercise of warrants

During the period from October 5, 2018 (date of issuance of preferred stock and warrants) to March 31, 2019, the Company issued 1,275 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $1,252,688, upon exercise of 1,275 warrants issued by the Company in October 2018.

As of March 31, 2019, 6,725 Series 1-3 warrants to purchase 6,725 shares of Series B preferred stock were outstanding.

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

During the three months ended March 31, 2019, one preferred stockholder converted all of its 450 shares of Series B preferred stock into 5,730,883 shares of common stock; another preferred stockholder converted 504 shares of Series B preferred stock into 5,575,574 shares of common stock, with a total of 11,306,457 shares of common stock being issued upon conversion of the Series B preferred stock.

With regard to conversions, the Company reversed Series B preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $761,000 based on the proportion of Series B preferred stock converted relative to the original total issued.

As of March 31, 2019, 1,027 shares of preferred stock were outstanding.

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

The three levels of valuation hierarchy are defined as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the period from October 5, 2018 (date of issuance of preferred stock and warrants) to March 31, 2019.

2019
Balance, beginning of period	$—
Issuance of preferred stock at fair value	1,116,000
Issuance of preferred stock by exercise of 1,275 warrants	1,253,000
Conversion of preferred stock to common stock	(1,698,000)
Value of the warrants exercise	65,000
Change in fair value of preferred stock (1)	(50,000)
5% dividend	15,000
Balance, end of period	$701,000

(1)	Change in fair value of preferred stock is reported in interest expense—preferred stock.

14. Subsequent Events

From April 1, 2019 to May 10, 2019, the Company issued 550 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of approximately $540,000, upon exercise of 550 warrants issued by the Company in October 2018, including 500 warrants exercised pursuant to the Issuance Agreement (as defined below). In addition, there were 375 preferred stock shares converted to 4,557,103 common stock.

On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (the “Issuance Agreement”) with the holders of its Series B preferred stock and warrants to purchase Series B preferred stock (collectively, the “Series B holders”), pursuant to which the Series B holders agreed to exercise warrants to purchase up to $2.5 million of Series B preferred stock through November 2019, subject to the conditions described therein. Pursuant to the Issuance Agreement, the Company also issued the Series B holders 100 shares of additional Series B preferred stock following the execution of the Issuance Agreement and agreed to issue up to an additional 400 shares of additional Series B preferred stock upon exercise of warrants to purchase Series B preferred stock. The Company also issued Series 4 warrants to purchase up to 2,500 shares of Series B preferred stock to the Series B holders following execution of the Issuance Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Form 10-Q. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the condensed consolidated financial statements in Item 1 of this Part I. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

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

Recent Developments

On January 7, 2019, Dr. Bertolino, the Company’s President and Chief Medical Officer, joined the Board of Directors. The Company is currently exploring options for further Board additions in preparation for late-stage clinical trials and ongoing portfolio development.

On January 29, 2019, Mr. Ehrlich, the Company’s Chairman and CEO, cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 Class B shares at the option exercise price of $0.11.

On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (the “Issuance Agreement”) with the holders of its Series B preferred stock and warrants to purchase Series B preferred stock (collectively, the “Series B holders”), pursuant to which the Series B holders agreed to exercise warrants to purchase up to $2.5 million of Series B preferred stock through November 2019, subject to the conditions described therein. Pursuant to the Issuance Agreement, the Company also issued the Series B holders 100 shares of additional Series B preferred stock following the execution of the Issuance Agreement and agreed to issue up to an additional 400 shares of additional Series B preferred upon exercise of warrants to purchase Series B preferred stock. The Company also issued Series 4 warrants to purchase up to 2,500 shares of Series B preferred stock to the Series B holders following execution of the Issuance Agreement.

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

Set forth below is an overview our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Quarterly Report on Form 10-Q:

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

Expenditures on Brilacidin were approximately $1.2 million and $1.5 million during the nine months ended March 31, 2019 and 2018, respectively.

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

Expenditures on Kevetrin were approximately $0.1 million and $0.3 million during the nine months ended March 31, 2019 and 2018, respectively.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. At March 31, 2019, the Company’s cash amounted to $0.5 million and current liabilities amounted to $7.7 million, of which $6.7 million were payables to related parties with no immediate payment terms. The Company is a development stage pharmaceutical company that has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary FDA and/ or other health authorities approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $12.5 million for the next twelve months, raise doubt about its ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To continue as a going concern, we must secure additional funding to support our current operating plan in the fiscal quarter ended June 30, 2019. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying condensed consolidated financial statements, which have been prepared in conformity with U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Please see Note 3 of the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2018. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended June 30, 2018.

Recently Issued Accounting Pronouncements

Please see Note 3 to the condensed consolidated financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, for a discussion of recent accounting pronouncements and their effect, if any, on our condensed consolidated financial statements.

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

For the three months ended March 31, 2019 and 2018

Revenue

We generated no revenue and incurred operating expenses of approximately $1.1 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$	%

Clinical studies and development research	$128,000	$1,040,000	$(912,000)	-88%
Officers’ payroll and payroll tax expenses related to R&D Department	120,000	174,000	(54,000)	-31%
Employees payroll and payroll tax expenses related to R&D Department	84,000	192,000	(108,000)	-56%
Stock-based compensation – officers	222,000	144,000	78,000	54%
Stock-based compensation – employees	41,000	41,000	-	0%
Stock-based compensation – consultants	19,000	80,000	(61,000)	-76%
Depreciation and amortization expenses	93,000	105,000	(12,000)	-11%
Total	$707,000	$1,776,000	$(1,069,000)	-60%

Research and development expenses for proprietary programs decreased during the three months ended March 31, 2019 primarily due to less spending on our programs. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Officers’ payroll decreased during the three months ended March 31, 2019 because the Company’s President of Research resigned in September 2018, which led to the decrease in officers’ payroll during the quarter ended March 31, 2019.

Employees payroll and payroll tax expenses decreased during the three months ended March 31, 2019 related to fewer employees engaged in preclinical development after March 31, 2018, which led to the decrease in employees’ payroll during the quarter ended March 31, 2019.

Stock-based compensation - officers increased during the three months ended March 31, 2019 primarily because of stock-based compensation given to our President and Chief Medical Officer on September 1, 2017 and September 1, 2018.

Stock-based compensation - employees was not changes during the three months ended March 31, 2019 due to the same vesting in the number of stock awards granted to employees during the quarter ended March 31, 2019 compared with the same period in 2018.

Stock-based compensation - consultants decreased during the three months ended March 31, 2019 due to only two stock awards being granted to two consultants during the quarter ended March 31, 2019.

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

Below is a summary of our general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$	%

Insurance and health expense	$121,000	$112,000	$9,000	8%
Rent and utility expense	59,000	64,000	(5,000)	-8%
Other G&A	70,000	119,000	(49,000)	-41%
Total	$250,000	$295,000	$(45,000)	-15%

General and administrative expenses decreased during the three months ended March 31, 2019 primarily related to the decreases in promotion, advertising and office expenses offset by increases in insurance expense.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$ %

Officers’ payroll and payroll tax expenses	$126,000	$132,000	$(6,000)	(5)%

Officers’ payroll and payroll tax expenses for the Company decreased during the three months ended March 31, 2019. The Company previously recorded 10% of payroll and payroll tax expenses paid for Dr. Menon under Officers’ Payroll and Payroll Tax Expenses and recorded 90% of payroll paid to Dr. Menon under Research and Development Expense. The decrease in officers’ payroll and payroll tax expenses for the Company during the three ended March 31, 2019 was mainly because of the decrease in the 10% of payroll and payroll tax expenses paid for Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018.

Professional Fees

Below is a summary of our Professional fees for the three months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$ %

Audit, legal and professional fees	$45,000	$195,000	$(150,000)	(77)%

Professional fees decreased during the three months ended March 31, 2019 primarily related to decrease in legal fees and other professional fees for less legal review of various contracts in 2019.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$	%

Interest expense – debt	$(44,000)	$(51,000)	$(7,000)	(14)%
Interest expense – preferred stock liability	(15,000)	-	15,000	100%
Change in fair value – Series B preferred stock	50,000	-	(50,000)	100%
Other Income (Expense), net	$(9,000)	$(51,000)	$(42,000)	(84)%

There was a decrease in interest expenses paid on the note payable – related party, because the Company’s Chairman and CEO cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 Class B shares at the option exercise price of $0.11 on January 29, 2019 (see Note 9 to the notes to the condensed consolidated financial statements).

There was an increase in interest expense – preferred stock liability of approximately $15,000 relating to the accrued dividend payable to the Series B preferred stock that has been recorded as a liability on the accompanying balance sheets. There was an increase in change in value related to Series B preferred stock (see Note 12 to the notes to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $1.1 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively because of the above-mentioned factors.

For the nine months ended March 31, 2019 and 2018

Revenue

We generated no revenue and incurred operating expenses of approximately $5.1 million and $11.3 million for the nine months ended March 31, 2019 and 2018, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the nine months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$	%

Clinical studies and development research	$1,542,000	$6,164,000	$(4,622,000)	-75%
Officers’ payroll and payroll tax expenses related to R&D Department	466,000	615,000	(149,000)	-24%
Employees payroll and payroll tax expenses related to R&D Department	379,000	784,000	(405,000)	-52%
Stock-based compensation – officers	620,000	1,470,000	(850,000)	-58%
Stock-based compensation – employees	134,000	115,000	19,000	17%
Stock-based compensation – consultants	44,000	80,000	(36,000)	-45%
Depreciation and amortization expenses	278,000	316,000	(38,000)	-12%
Total	$3,463,000	$9,544,000	$(6,081,000)	-64%

Research and development expenses for proprietary programs decreased during the nine months ended March 31, 2019 primarily due to less spending on our programs due to our current lack of working capital. Clinical studies and development expenses will continue to decrease in future reporting periods if there is no increase in the Company’s financial liquidity.

Officers’ payroll decreased during the nine months ended March 31, 2019 because the Company’s President of Research resigned in September 2018, which led to the decrease in officers’ payroll during the nine months ended March 31, 2019.

Employees payroll and payroll tax expenses decreased during the nine months ended March 31, 2019 related to fewer employees engaged in preclinical development after March 31, 2018, which led to the decrease in employees’ payroll during the nine months ended March 31, 2019.

Stock-based compensation - officers decreased during the nine months ended March 31, 2019 because stock-based compensation - officers expenses in 2018 primarily related to the stock-based compensation given to our President and Chief Medical Officer on September 1, 2017 and the stocks and options granted to our new President and Chief Medical Officer on June 27, 2017 that became fully vested and expensed due to the completed clinical trial milestones in December 2017.

Stock-based compensation - employees increased during the nine months ended March 31, 2019 due to the increase vesting in the number of stock awards granted to employees during the nine months ended March 31, 2019 compared with the same period in 2018.

Stock-based compensation - consultants decreased during the nine months ended March 31, 2019 due to less stock awards being granted to consultants during the nine months ended March 31, 2019.

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

Below is a summary of our general and administrative expenses for the nine months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$	%

Insurance and health expense	$376,000	$348,000	$28,000	8%
Rent and utility expense	181,000	191,000	(10,000)	(5)%
Patent write off expense	155,000	-	155,000	100%
Other G&A	230,000	350,000	(120,000)	(34)%
Total	$942,000	$889,000	$53,000	6%

General and administrative expenses increased during the nine months ended March 31, 2019 primarily related to increases in insurance expense and patent write off expenses offset by the decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the nine months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$ %

Officers’ payroll and payroll tax expenses	$367,000	$392,000	$(25,000)	(6)%

Officers’ payroll and payroll tax expenses for the Company was decreased during the nine months ended March 31, 2019 and 2018. The Company previously recorded 10% of payroll and payroll tax expenses paid for Dr. Menon under Officers’ Payroll and Payroll Tax Expenses and recorded 90% of payroll paid to Dr. Menon under Research and Development Expense. The decrease in officers’ payroll and payroll tax expenses for the Company during the nine ended March 31, 2019 and 2018 mainly because of the decrease in the 10% of payroll and payroll tax expenses paid for Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018.

Professional Fees

Below is a summary of our Professional fees for the nine months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$ %

Audit, legal and professional fees	$349,000	$525,000	$(176,000)	(34)%

Professional fees decreased during the nine months ended March 31, 2019 primarily related to decrease in legal fees for less legal review of various contracts in 2018.

Other Income (Expense)

Below is a summary of our other income (expense) for the nine months ended March 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2019 vs. 2018
	2019	2018	$	%

Interest Income	$-	$1,000	$1,000	(100)%
Other Income	40,000	-	(40,000)	100%
Interest expense – debt	(145,000)	(152,000)	(7,000)	(5)%
Interest expense – preferred stock liability	(1,990,000)	-	1,990,000	100%
Change in fair value – Series B preferred stock	50,000	-	(50,000)	100%
Other Income (Expense), net	$(2,045,000)	$(151,000)	$1,894,000	1254%

There was a decrease in interest income of approximately $1,000 relating to the decrease in bank deposits. There was an increase in other income of approximately $40,000 which represented the gain on disposal of lab equipment.

There was a decrease in interest expenses paid on the note payable – related party, because the Company’s Chairman and CEO, cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 Class B shares at the option exercise price of $0.11 on January 29, 2019 (see Note 9 to the notes to the condensed consolidated financial statements).

There was an increase in interest expense – preferred stock liability of approximately $1,990,000 relating to the issuance of Series B preferred stock that has been recorded as a liability on the accompanying balance sheets. There was an increase in change in value related to Series B preferred stock (see Note 12 to the notes to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $7.2 million and $11.5 million for the nine months ended March 31, 2019 and 2018, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of March 31, 2019, we had approximately $0.5 million in cash compared to $2.4 million of cash as of June 30, 2018. On October 5, 2018, the Company entered into a securities purchase agreement with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. Under the securities purchase agreement, the Company also issued to the investors Series 1-2 warrants to purchase up to an additional 8,000 shares of preferred stock for an aggregate purchase price of approximately $7.9 million. The Company received the proceeds from exercise of 1,275 Series 1-2 warrants of approximately $1.3 million during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to March 31, 2019. As of March 31, 2019, 1,227 shares of preferred stock were outstanding and 6,725 Series 1-3 warrants to purchase 6,725 shares of Series B preferred stock were outstanding. On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company has agreed to issue up to an additional 500 shares of Series B preferred stock and warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.5 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed.

We anticipate that future budget expenditures will be approximately $12.5 million for the next twelve months, including approximately $7.5 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this projection.

Our ability to successfully raise sufficient funds through the sale of equity securities, to meet our current and future operating expenditures is uncertain and subject to market conditions generally, the market for our common stock, and our ability to sell our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. If we are unable to raise funds to meet our current and future obligations, we will be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern.

One future potential source of cash available to us in the future is from the issuances of our equity securities, including through our common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) dated September 6, 2017, and the exercise of warrants issued under the October 2018 securities purchase agreement and May 2019 Issuance Agreement. As of date of this report, the conditions for sales under the Aspire Capital purchase agreement are not satisfied and no sales may occur thereunder. In particular, the common stock purchase agreement provides that the Company and Aspire Capital will not effect any sales under the agreement when the closing sales price of our common stock is less than $0.25 per share. In recent months, our common stock has traded below this threshold, and there is substantial uncertainty regarding our continued ability to sell shares under the common stock purchase agreement. In addition, the October 2018 securities purchase agreement prohibits sales under the Aspire Capital purchase agreement through January 10, 2019, with sales thereafter subject to the satisfaction of certain conditions.

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

In the event that we are unable to generate sufficient cash from our Aspire Capital Purchase Agreement or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying condensed consolidated financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

$75 Million Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. The Company filed with the Securities and Exchange Commission (i) a prospectus supplement, dated November 13, 2017, registering up to $30 million of our common stock that have been or may be offered and sold to Aspire Capital from time to time, (ii) a prospectus supplement, dated June 28, 2018, registering $7.0 million of our common stock and warrants to purchase 8.0 million shares of our common stock in a registered direct offering, (iii) a prospectus supplement, dated October 5, 2018, registering $10.0 million of our preferred stock, warrants to purchase preferred stock, and underlying shares of our common stock in a registered direct offering, and (iv) a prospectus supplement, dated May 9, 2019, registering $2.5 million of our preferred stock, warrants to purchase preferred stock, and underlying shares of our common stock in a registered direct offering, leaving approximately $20.5 million available under the Company’s effective shelf registration statement. Depending on the Company’s public float, the Company may not be eligible to utilize Form S-3 for future primary offerings of its securities following the filing of its Annual Reports on Form 10-K in 2019 and 2020. The Company anticipates that in the future, if it were to no longer eligible to use Form S-3, that it may utilize Form S-1 to register the sale of its securities, including through future financing agreements with Aspire Capital.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended March 31, 2019 and 2018 (rounded to nearest thousand):

	Nine Months Ended		Change
	March 31,		Increase/
	2019	2018	(Decrease)
			%
Net cash used in operating activities	$(4,992,000)	$(10,362,000)	(52)%
Net cash used in investing activities	(18,000)	(108,000)	(83)%
Net cash provided by financing activities	3,054,000	7,665,000	(60)%
Net decrease in cash	$(1,956,000)	$(2,805,000)	(30)%

The decrease in net cash used in operating activities of $5.4 million versus the prior-year nine-month period was mainly due to decreases in our losses from operations of $4.3 million, largely attributable to our less spending for research and development expenses.

Our operating activities used cash of $5.0 million and $10.4 million for the nine months ended March 31, 2019 and 2018, respectively. The use of cash in these periods principally resulted from our losses from operations, as adjusted for non-cash charges for stock-based compensation, amortization and depreciation, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities versus the prior-year nine-month period was due to a decrease in patents costs.

Financing activities

During the nine months ended March 31, 2019, we raised approximately $3.2 million in net cash proceeds, from issuance of preferred stock and warrants, offset by purchase of treasury stock of $0.1 million.

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

As of March 31, 2019, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2019, there were 192,132,420 shares of our common stock outstanding. In addition, as of March 31, 2019 there were outstanding stock options, warrants and a convertible note representing the potential issuance of approximately an additional 66.0 million shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

5.1	Opinion of Gary R. Henrie, Esq.	Filed herewith

5.2	Opinion of Hogan Lovells US LLP	Filed herewith

23.1	Consent of Gary R. Henrie, Esq. (included in Exhibit 5.1)	Filed herewith

23.2	Consent of Hogan Lovells US LLP (included in Exhibit 5.2)	Filed herewith

31.1	President and Chief Medical Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	President and Chief Medical Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: May 10, 2019	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

Dated: May 10, 2019	By:	/s/ Arthur P. Bertolino
	Name:	Arthur P. Bertolino
	Title:	President and Chief Medical Officer

