Form 10-K
period 2019-06-30
Innovation Pharmaceuticals Inc.
filed 2019-09-30
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2018 was $16,326,577 (163,265,767 shares), based on the closing price of the registrant’s common stock of $0.10.

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 23, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	211,591,752
Common Stock Class B, $0.0001 par value	909,090

DOCUMENTS INCORPORATED BY REFERENCE

None

INNOVATION PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2019

PART I

PRELIMINARY NOTES

References in this report to “Innovation Pharmaceuticals,” “Company,” “we,” “us,” and “our” refer to Innovation Pharmaceuticals Inc., unless the context requires otherwise. References herein to our common stock refer to our Class A common stock, par value $0.0001 per share, unless the context requires otherwise. The Company’s common stock is traded under the stock symbol “IPIX” on the OTCQB.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2019 refers to the fiscal year ended June 30, 2019.

GLOSSARY OF TERMS

Set forth below are definitions of certain technical terms used in this report that are commonly used in the pharmaceutical and biotechnology industries.

ABSSSI: Acute Bacterial Skin and Skin Structure Infection.

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

EMA: The European Medicines Agency.

FDA: The U.S. Food and Drug Administration.

HNC: Head and Neck Cancer. Head and neck cancer is a term used to define cancer that develops in the mouth, throat, nose, salivary glands, oral cancers or other areas of the head and neck. Most of these cancers are squamous cell carcinomas, or cancers that begin in the lining of the mouth, nose and throat.

IBD: Inflammatory Bowel Disease. An umbrella term for chronic, hard-to-treat conditions of the Gastrointestinal tract, with ulcerative colitis, and Crohn’s disease being common examples of extensive forms of the disease and ulcerative proctitis / proctosigmoiditis being more limited in distribution.

IND: Investigational New Drug. A substance that has been tested in the laboratory and has been approved by the FDA for testing in people.

In-vitro: Refers to the technique of performing a given experiment in a test tube, or, generally, in a controlled environment outside a living organism.

In-vivo: Refers to that which takes place inside an organism. In science, in-vivo refers to experimentation done in or on the living tissue of a whole, living organism as opposed to a partial or dead one. Animal testing and clinical trials are forms of in-vivo research.

NDA: A New Drug Application with the FDA.

OM: Oral Mucositis. Oral Mucositis is a common complication of cancer chemotherapy/ chemoradiation or radiation therapy. Oral mucositis causes the mucosal lining of the mouth to atrophy and break down, forming ulcers.

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

Small Molecule Drug: A medicinal drug compound having a molecular weight of less than 1,000 Daltons, and typically up to 500 Daltons.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; statements relating to potential licensing, partnering or similar arrangements concerning our drug compounds; statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern and our capital needs; our ability to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; our ability to achieve certain future regulatory, development and commercialization milestones under our license agreement with Alfasigma S.p.A.; and compliance with regulatory requirements, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Recent Developments

On May 1, 2019, the Company announced receipt of End-of-Phase 2 Meeting Minutes from the Food and Drug Administration (FDA) to align its Phase 3 oral rinse Brilacidin program for the prevention of severe OM in HNC patients receiving chemoradiation.

On June 6, 2019, the Company announced initiation, in partnership with BDD Pharma, of oral development of Brilacidin in tablet form, utilizing BDD Pharma’s patented OralogiK™ tablet technology, which employs controlled erosion of a time-dependent barrier layer during small intestine transit to provide effective colon targeting.

In June 2019, a scientific abstract presented at the European Hematological Association (EHA) 2019 Annual Meeting was published—”Kevetrin Dampens MYC Expression and Cellular Metabolism in Acute Myeloid Leukemia”—in collaboration with independent cancer researchers.

On July 18, 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), an Italy-based global pharmaceutical company, for worldwide rights to develop Brilacidin for localized treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS).

On September 20, 2019, the Company amended its Articles of Incorporation to increase the number of authorized shares of Class A common stock from 300 million to 600 million, following stockholder approval.

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

In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for UP/UPS. Under the terms of the license agreement, Alfasigma made an initial payment to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first phase III clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. In addition, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the license agreement. Alfasigma is obligated to use commercially reasonable efforts (as defined in the license agreement) to develop, manufacture and commercialize Brilacidin for UP/UPS, and to achieve specified developmental milestones. Alfasigma will be solely responsible for all costs and expenses associated with developing, manufacturing and commercializing Brilacidin for UP/UPS. The license agreement also provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, and a right of first negotiation for Brilacidin in other gastrointestinal indications.

Active Clinical Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis	Phase 2 Study (completed) Phase 3 in preparation
	Inflammatory Bowel Disease	Phase 2 Proof of Concept Study (completed) Phase 1 Safety/toleration/PK of oral dosage form in preparation
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)
Kevetrin	Ovarian Cancer	Phase 2 Study (completed)

We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Milestone payments from our licensee are also dependent on clinical/regulatory milestones. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or efficacy issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

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

Research and development efforts are concentrated on Brilacidin and Kevetrin:

•

Brilacidin is in a new immunomodulatory class with anti-inflammatory and antibiotic properties called defensin-mimetics. Modeled after Host Defense Proteins (HDPs), the “front-line” of defense in the immune system, it is a small, non-peptidic, synthetic molecule that kills pathogens swiftly and thoroughly. Just as important, Brilacidin also functions in a robust immunomodulatory capacity, lessening inflammation and promoting healing.

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

Our Business Strategy

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need. Our strategy is to use our business and scientific expertise to maximize the value of our diverse pipeline. We expect to develop the highest quality data and broadest intellectual property to support our compounds.

We currently own all development and marketing rights to our investigational products, other than the rights granted to Alfasigma for the development, manufacturing and commercialization of locally-administered Brilacidin for UP/UPS. We have begun to strategically partner with other pharmaceutical companies through licensing agreements. In order to successfully develop and market our products, we continue to seek additional partnering with other companies. Prospective partners typically require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

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

Pipeline Summary

Compound: Brilacidin

Brilacidin is in a new class of drugs modeled after defensin-peptides, which represent a front-line of defense in the human immune system. It is a fully synthetic non-peptide small molecule that has anti-bacterial, anti-inflammatory and immunomodulatory properties. The Company has generated anchoring clinical data that are encouraging regarding use of Brilacidin as an anti-inflammatory / immunomodulatory agent for localized treatment of relevant diseases.

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

Key efficacy outcomes were:

•	Reduced incidence of severe OM (primary endpoint)
	•	Placebo 60.0%, reduced to Brilacidin 42.9% (Modified Intent to Treat (mITT) population).
	•	Placebo 60.0%, reduced to Brilacidin 36.8% (Per Protocol (PP) population).

•	Delayed onset of severe OM (secondary endpoint)
	•	For those patients in the Brilacidin group who did experience severe OM, onset occurred generally later during radiation therapy.

•	Reduced duration of severe OM (secondary endpoint)
	•	Severe OM median duration was 0.0 days for Brilacidin (mITT and PP populations), indicating that more than half of all patients on active treatment did not experience severe OM.
	•	Overall severe OM median durations for placebo were 3.0 days and 5.5 days for the mITT and PP populations, respectively.

Brilacidin was more effective in decreasing the incidence of Severe OM in patients receiving the more aggressive chemotherapy regimen – cisplatin administered in a higher concentration (80-100 mg/m2), approximately every 21 days – as compared to lower concentrations of cisplatin (30-40 mg/m2) administered weekly.

•	Reduced incidence of severe OM, 21-day cisplatin regimen subset
	•	Placebo 71.4%, reduced to Brilacidin 25.0% (mITT population) (p=0.048).
	•	Placebo 72.7%, reduced to Brilacidin 14.3% (PP population) (p=0.025).

•	Delayed onset of severe OM, 21-day cisplatin regimen subset
	•	The time to onset of severe OM was delayed with Brilacidin treatment compared to placebo, even more markedly in the 21-day cisplatin regimen subgroup.

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

The Company is incorporating feedback from the FDA and EMA toward finalizing a Phase 3 protocol design to evaluate oral rinse Brilacidin to decrease the incidence of Severe OM in HNC patients receiving chemoradiation. Execution of the Phase 3 program remains subject to available financial resources either directly or through partnering with other companies.

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

Ulcerative proctitis / proctosigmoiditis (UP/UPS)

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

Based on study results, the Company executed a license agreement, granting worldwide rights to Alfasigma S.p.A, an Italy-based global pharmaceutical company, to develop Brilacidin for localized treatment of UP/UPS.

The study in UP/UPS further serves to anchor Brilacidin as a treatment that can be effective with localized delivery techniques.

Ulcerative Colitis (UC)

Brilacidin is also being developed as a treatment in more extensive forms of IBD, with formulation development plans including oral tablets first aimed for the treatment of ulcerative colitis and then Crohn’s disease. The Company has partnered with BDD Pharma for oral development of Brilacidin in tablet form. Initial formulation is underway utilizing BDD Pharma’s patented OralogiK™ tablet technology to achieve selective delivery of Brilacidin to the colon. A first-in-human safety/toleration/PK clinical single-dose escalation trial is anticipated to be conducted later this year to be followed by multidose testing. If an adequate profile is achieved, a placebo-controlled Phase 2 trial in UC patients would be targeted to begin in the second half of calendar year 2020. We aim to design this patient clinical trial to firmly anchor proof-of-concept for treatment of ulcerative colitis towards attracting a partnership deal.

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

The Company has completed a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer titled “Phase 2 study of Kevetrin (thioureidobutyronitrile) in Subjects with Platinum-Resistant/Refractory Ovarian Cancer.” The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in patient ovarian cancer tumor tissue. We are currently focused on the development of an oral formulation of Kevetrin for treating cancer. Pharmacokinetic data collected on Kevetrin during the initial clinical trial demonstrated that the compound has a short half-life of approximately two hours. Kevetrin’s short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily, administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed.

Resources allocated to these activities are, however, currently strategically measured in order to assure that adequate support is available to advance critical clinical trial activities in the Brilacidin programs.

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

Other Compounds Owned by the Company

Prurisol: Based on review of preliminary topline results for its Phase 2b clinical trial, the Company terminated its Prurisol program for treating moderate-to-severe plaque psoriasis, and continues to focus development efforts on advancing its other clinical assets, Kevetrin and Brilacidin, both of which have shown therapeutic potential in treating multiple indications. Further data recently received from the Prurisol trial are consistent with the topline data and confirm that the program termination was warranted.

The Company owns other compounds which have been identified as possible candidates for development for treating diseases including autism (KM 391), arthritis (KM 277), asthma (KM 278), MS/ALS/Parkinson’s (KM 362), cancer (KM 3174), hypertensive emergency (KM 732), and bacterial and fungal infections. Development of these compounds is on hold while the Company focuses its resources on its lead compounds.

INTELLECTUAL PROPERTY

Patents

Set forth below is a description of our patents owned and co-owned, including the current status and jurisdictions in which a patent has been issued or a patent application has been filed.

Categories:

1.	Brilacidin, and related compounds
2.	Arylamide and Salicylamide compounds
3.	Anti-microbial compounds (including anti-Gram negative compounds)
4.	Kevetrin and related compounds

Patent Title	Status	Description

Arylamide Compounds And Compositions And Uses Thereof

United States: issued 11/24/15 and 01/01/19;

Europe: issued 03/04/15;

Japan: issued 05/15/15;

Australia: issued 11/28/13;

China: issued 10/01/14;

Canada: issued 8/9/16;

India: issued 10/23/17

Pending: United States (Other claims)

Patents Expire: 2027

Category 1 Brilacidin compound, compositions, and methods of treating bacterial ophthalmic infections

Synthetic Mimetics Of Host Defense And Uses Thereof	United States: issued 10/02/12; Taiwan: issued 04/01/15 Patents Expire: 2029 and 2030	Category 1 Brilacidin enantiomer, compositions and formulations, and methods of preparation of enantiomer; Methods of preparation of Brilacidin

Host Defense Protein (HDP) Mimetics For Prophylaxis And/Or Treatment Of Inflammatory Diseases of the Gastrointestinal Tract	Pending – United States, Patent Cooperation Treaty (PCT) – National phase entered in Australia, China, Europe and India Japan – Granted	Category 1 Treatment Of Inflammatory Diseases of the Gastrointestinal Tract

Compounds For Use In Treatment Of Mucositis

United States: issued 08/12/14, 10/13/15, 10/4/16, 10/24/17, and 02/19/19;

Europe: issued 10/11/17;

Japan: issued 11/06/15;

Taiwan: issued 2/11/16;

China: issued 04/20/16;

Australia: issued 10/6/16;

Israel: issued 7/31/18

Pending: Canada, Russia, South Korea, United States

Patents Expire: 2032

Category 1 Methods of treating mucositis with Brilacidin and related compounds, and compositions of Brilacidin and palifermin

Cyclic Compounds And Methods Of Making And Using The Same	United States: issued 10/18/16 Patent Expires: 2032	Category 3 Cyclic compounds, compositions, methods of inhibiting the growth of a bacteria, and method of treating a mammal having a bacterial infection

Facially Amphiphilic Polymers As Anti-infective Agents	United States: issued 02/06/07 and 11/18/14 Latest Patent Expires: 2028	Category 1 & 3 - Brilacidin and related compounds; anti-microbial surfactants and related compounds

Facially Amphiphilic Polyaryl And Polyarylalkynyl Polymers And Oligomers And Uses Thereof	United States: issued 07/17/12 and 05/06/14 Latest Patent Expires: 2028	Category 1 & 3

Facially Amphiphilic Polymers And Oligomers And Uses Thereof

United States: issued 08/07/12, 06/04/13, and 01/26/16;

Australia: issued 9/22/16;

Canada: issued 05/20/14;

India: issued 11/10/16;

Japan: issued 03/11/16;

South Korea: issued 03/04/13;

Taiwan: issued 05/21/15

Latest Patent Expires: foreign (2024);

United States (2027)

Category 1 & 2

Nitrile Derivatives and their Pharmaceutical Use and Compositions

United States: issued 12/25/2012,

5/17/16, and

4/4/17

Patent Cooperation Treaty (PCT) - filed

National Phase entered

Other patents allowed or issued: Canada, Europe,

Israel, Japan,

Korea (2 divisional applications), Mexico

Other Applications filed arising from PCT: India, South Korea, Singapore,

Thailand

Other applications filed independent of PCT: Argentina, Taiwan (Granted), Venezuela

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

Impairment of Patents

Compounds with Activity Against Gram-Negative Bacteria and Fungi

As research at the Company is now focused on supporting its clinical trials, we have previously reduced costs associated with the licensing of intellectual property for gram-negative bacteria and anti-fungal compounds by returning our patent portfolio titled “Compounds and Methods for Treating Candidiasis and Aspergillus Infections” back to the university co-licensor. The Company at this time does not have any active gram-negative or anti-fungal programs and therefore has decided not to pay for the maintenance of these patent rights. The carrying value of these abandoned patent as of June 30, 2019 was approximately $154,000. During the fiscal years ended June 30, 2019 and 2018, the Company has recorded patents write off of approximately $154,000 and $163,000, respectively and included these in general and administrative expenses.

Payments Related to Assignment of Compounds

The Company has been assigned all rights, title, and interest to the following eight pharmaceutical compounds: Kevetrin, KM 277, KM 278, KM 362, KM 3174, KM 732, and KM-391. The Company agreed to pay the assignors 5% of net sales of the compounds in countries where composition of matter patents have been issued and 3% of net sales in other countries. Kevetrin, KM 277, KM 278 and KM 362 were acquired by the Company from Dr. Krishna Menon, a former director and executive officer of the Company and currently a principal shareholder of the Company. With regard only to Kevetrin, the allocation of the 5% of net sales would be as follows: 2% to Dr. Menon, 2% to an unaffiliated third party, and 1% to Leo Ehrlich, our CEO. With respect to KM 732, the Company has agreed to pay an individual a fixed payment if the compound is approved for sale in the U.S. For more information about the Company’s approval process relating to related party transactions, see “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

In September 2013, the Company acquired substantially all of the assets of Polymedix Inc, and Polymedix Pharmaceuticals, Inc. (together, “Polymedix”), including Polymedix’s rights to Brilacidin under a patent license agreement with the Trustees of the University of Pennsylvania (“Penn”). Under the terms of the patent license agreement, the Company will pay to Penn a royalty on gross sales of the compounds licensed thereunder ranging from 0.5% to 3.0%, plus certain other payments as provided therein. In addition, the Company will pay Penn 10% of all consideration received from sublicensees.

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

By way of example, the Company contracted with two Contract Drug Manufacturing Organizations, Evonik Corporation and CoreRx, for preparation of Brilacidin commercial-grade drug substance and drug product, respectively.

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

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat cancers and many more in the publicly disclosed development pipeline. The same is true for our other compound in clinical development, Brilacidin. There are many drugs approved to treat various forms of inflammatory bowel diseases, and ABSSSI, and many more in the publicly disclosed development pipeline. However, there is no drug yet to be approved for preventing severe oral mucositis in head and neck cancer patients.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the effectiveness of alternative products, the level of competition and the availability of coverage and adequate reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency, or EMA, or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Our success depends on our ability to identify types of these respective diseases where our drugs have an advantage over existing therapies and those in the publicly disclosed development pipeline.

EMPLOYEES

As of June 30, 2019, the Company had 4 employees. The Company also conducts its operations using contractors and consultants.

CORPORATE INFORMATION

Innovation Pharmaceuticals Inc. was incorporated on August 1, 2005 in the State of Nevada. The Company maintains its corporate headquarters at 100 Cummings Center, Suite 151-B, Beverly, MA 01915. The corporate headquarters are currently used for various administrative functions. The Company’s telephone number is (978) 921-4125. The Company maintains an internet website at www.IPharmInc.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on the Company’s website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

As described in Note 2 of our accompanying consolidated financial statements, our auditors have issued a going concern opinion regarding the Company. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $95.0 million as of June 30, 2019. As of June 30, 2019, we had approximately $0.6 million in cash and current liabilities of $7.3 million, $3.7 million were payables to related parties with no immediate payment terms and $2.9 million was payable to one shareholder who is our former director and officer of the Company (see Note 9. Related Party Transactions and Note 10. Convertible Note Payable - Related Party). The Company’s net cash used in operating activities for the year ended June 30, 2019 was approximately $6.3 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future.

We have been funding our business principally through sales of equity securities, and we expect to continue to fund our business through the sale of additional equity securities. The current primary potential source of cash available to us is proceeds from the exercise of warrants to purchase shares of our Series B preferred stock, which warrants were issued in October 2018 and May 2019. In addition, we may receive payments upon the achievement of milestones pursuant to our license agreement with Alfasigma or similar license agreements in the future. There can be no assurance of the exercise of warrants or the receipt of milestone payments in the future.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is uncertain and subject to market conditions generally, the market for our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. If we are unable to meet our financial obligations, we could be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently have an approximate $0.8 million cash balance in the bank as of the date of this filing, but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $11.5 million in the upcoming fiscal year ending June 30, 2020 to operate our business in accordance with our business plans and budgets.

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

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including costly Phase 2 and Phase 3 clinical trials, and our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations. As of the date of this report, we have already delayed incurring additional expenses for Kevetrin and completing bridging toxicology work for oral dosing. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and further clinical trials for Brilacidin and Kevetrin. This will delay:

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

We currently have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	successful demonstration in clinical trials that our drug candidates, Brilacidin and Kevetrin are safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	the successful commercialization of our product candidates; and

•	market acceptance of our products.

If we do not successfully develop and commercialize at least one of our compounds, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

In our existing or any future potential collaborations or partnerships, we will likely not be able to control all aspects of the development and commercialization of our compounds. This lack of control could subject us to additional risks that could harm our business.

Collaborations or license agreements involving our compounds, including our current license agreement with Alfasigma S.p.A. and any future collaboration or partnering arrangement with other pharmaceutical companies, are subject to numerous risks, which may include:

•	partners have significant discretion in determining the efforts and resources that they will apply to collaborations;

•	partners may not pursue development and commercialization of our compounds or may elect not to continue or renew development or commercialization programs based on clinical study results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	partners may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a product candidate, repeat or conduct new clinical studies, or require a new formulation of a product candidate for clinical testing;

•	partners could independently develop, or develop with third parties, products that compete directly or indirectly with our compounds;

•	a partner with marketing, manufacturing, and distribution rights to one or more compounds may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our partners that would prevent us from collaborating with others;

•	partners may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	partners may not aggressively or adequately pursue litigation concerning our compounds or may settle such litigation on unfavorable terms, as they may have different economic interests than ours, and such decisions could negatively impact any royalties we may receive under our license agreements;

•	disputes may arise between us and a partner that causes the delay or termination of the research, development, or commercialization of our current or future compounds or that results in costly litigation or arbitration that diverts management attention and resources;

•	agreements may be terminated, possibly at-will, without penalty, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable compounds;

•	partners may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and

•	a partner’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

We depend on our license agreement with Alfasigma for the development and commercialization of Brilacidin for localized treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS).

On July 18, 2019, we entered into a license agreement with Alfasigma, under which we granted Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS). Pursuant to the terms of the license agreement, Alfasigma is obligated to use commercially reasonable efforts (as defined in the license agreement) to develop, manufacture and commercialize Brilacidin for UP/UPS, and to achieve specified developmental milestones.

Under the terms of the license agreement, Alfasigma will make payments of up to $24.0 million to the Company based upon the achievement of certain milestones. In addition, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the license agreement.

The right to potential future payments under the license agreement represents a significant portion of the value of the license agreement to us. We cannot be certain that we will receive any future payments under the license agreement, which would adversely affect the trading price of our common stock and our business prospects.

Additionally, if Alfasigma were to breach or terminate the license agreement, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for Brilacidin for UP/UPS and will not be able to, or may be delayed in our efforts to, successfully commercialize Brilacidin for UP/UPS. We may not be able to seek and obtain a viable, alternative collaborator to partner for the development and commercialization of the licensed products on similar terms or at all.

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

We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. We have not previously conducted a Phase 3 or later stage clinical trial such as the Phase 3 clinical trials planned for our most advanced drug candidate. We expect to spend significant amounts to recruit and retain highly quality personnel with clinical development experience.

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

Conducting clinical trials is a complex, time-consuming and expensive process that requires an appropriate number of trial sites and patients to support the product label claims being sought. The length of time, number of trial sites and number of patients required for clinical trials vary substantially according to their type, complexity, novelty and the drug candidate’s intended use, and we may spend several years completing certain trials. The time within which we can complete our clinical trials depends in large part on the ability to enroll eligible patients who meet the enrollment criteria and who are in proximity to the trial sites. We face competition with other clinical trials for eligible patients. As a result, there may be limited availability of eligible patients, which can result in increased development costs, delays in regulatory approvals and associated delays in drug candidates reaching the market. We experienced these issues in our psoriasis and oral mucositis clinical trials.

At any time, we, the FDA or an institutional review board (“IRB”), may temporarily or permanently stop a clinical trial, for a variety of reasons. We may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

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

We learned during our completed Kevetrin Phase 1 study Kevetrin IV was almost completely out of plasma within 24 hours. Therefore, little drug remains for any substantial period of time afterwards. Having the patient receive multiple IV infusions per week is a difficult course of treatment. Therefore, an oral formulations for Kevetrin is needed. There is no assurance we will be successful in developing an oral formulation.

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

At any time, we may decide to discontinue the development of, or to not commercialize, a drug candidate, such as our decision in December 2018 to discontinue the Prurisol psoriasis program. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

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

A number of new drugs and biologics have shown promising results in preclinical studies and initial clinical trials, but subsequently have failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals to initiate commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through preclinical studies and initial clinical trials. As a result, data from our preclinical studies and Phase 1 and Phase 2 clinical trials of our drug candidates Brilacidin and Kevetrin, as well as the results of the past or future internal data reviews, should not be relied upon as predictive or indicative of future clinical results. The results we have previously obtained, as well as any future results, may not predict the future therapeutic benefit of our drug candidates.

In addition, from time-to-time, preliminary or interim data from clinical trials, such as relating to the Brilacidin Phase 2, open-label, Proof-of-Concept (PoC) clinical trial, or potential future clinical trials, may be reported or announced by us or the clinical investigators and medical institutions with which we work. Such data are preliminary and the data from any final analysis may be materially different. Even if final safety and/or efficacy data are positive, significant additional clinical testing will be necessary to advance the future development of our drug candidates. Preliminary or interim results may also not be reproduced in any potential future clinical trials. Accordingly, preliminary or interim data should be considered carefully and with caution.

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

Our clinical trial operations are and will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our drug candidates or we may be criminally prosecuted. If we are unable to complete clinical trials and have our products approved due to our failure to comply with regulatory requirements, we will be unable to commence revenue-generating operations, which could force us to cease operations.

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

Currently, third parties manufacture our drug candidates on our behalf. Third-party manufacturers may lack capacity to meet our needs, go out of business or fail to perform. In addition, supplies of raw materials needed for manufacturing or formulation of clinical supplies may not be available or in short supply. Furthermore, should we obtain FDA or EMA approval for any of our drug candidates, we expect to rely, at least to some extent, on third-party manufacturers for commercial production. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis.

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

Our drug candidates Brilacidin and Kevetrin will require lengthy and costly studies in humans to obtain approval from the FDA before they can be marketed. We cannot predict with any certainty that the study results will be satisfactory to the FDA for approval to ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our compounds and the proprietary compounds of others with which we have entered into licensing agreements. We have filed patent applications and expect to file a number of additional patent applications in the coming years. There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the proprietary compounds owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the proprietary compounds. If any trade secret, know-how or other proprietary information and/or compounds not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

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

We may have to rely substantially upon strategic collaborations for marketing and the commercialization of our drug candidates, and we may rely even more on strategic collaborations for R&D of our other drug candidates. Our business will depend on our ability to sell drugs to both government agencies and to the general pharmaceutical market. We may have to sell our drugs through strategic partnerships with other pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not yet marketed or sold any of our drug candidates.

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

We depend upon the efforts and abilities of our senior management team Leo Ehrlich and Dr. Arthur Bertolino. Leo Ehrlich, the Company’s Chief Executive and Financial Officer presently has no employment agreement with the Company. The loss of a member of the senior management team could have an adverse impact on our business. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel to replace such loss of a member of the senior management team, the inability of which could have an adverse effect on our business and results of operations.

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

For example, with respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline. Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline. The same is true for our compound, Brilacidin. Numerous drugs are already FDA approved for the treatment of IBD and ABSSSI. Although there is presently no drug approved for the prevention and treatment of oral mucositis for head and neck cancers, there are numerous clinical trials in progress and Kepivance is approved for limited use patients with hematologic malignancies.

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

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

Our Series B preferred stock converts into shares of Class A common stock at a discount to the market price of our Class A common stock. As a result, our common stockholders will experience substantial additional dilution when shares of our Series B preferred stock are converted into common stock.

Our Series B preferred stock may be converted at any time at the holder’s option into shares of our common stock at a conversion price equal of the lower of (i) $0.31625 per share and (ii) 85% of the lowest volume weighted average sale prices of our Class A common stock as reported on Bloomberg L.P. on a trading day during the ten trading days prior to and ending on, and including, the conversion date. In addition, the conversion price may be decreased following certain triggering events. Our Series B preferred stock, of which 1,196 shares and warrants to purchase an additional 7,720 shares were outstanding as of June 30, 2019, has substantially similar provisions. As a result, the number of shares of Class A common stock that the holders of our Series B preferred stock will receive upon conversion will increase as our Class A common stock price decreases, and there is no floor to the conversion price, and our common stockholders will experience substantial dilution as shares of our Series B preferred stock are converted into our common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock, which will result in significant additional dilution and downward pressure on our stock price.

As of June 30, 2019, there were 202.4 million shares of our Class A common stock outstanding and 0.9 million shares of our Class B common stock outstanding. In addition, as of June 30, 2019, there were outstanding stock options, warrants and a convertible note representing the potential issuance of approximately an additional 36.3 million shares of our common stock, and 1,196 shares of our Series B preferred stock convertible into approximately 8.3 million shares of our Class A common stock and warrants to purchase an additional 7,720 shares of our Series B preferred stock convertible into approximately 51.6 million shares of our Class A common stock, in each case assuming a conversion price of $0.1615 per share, 85% of the closing price of our Class A common stock on June 28, 2019. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

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

As of June 30, 2019, the last closing price of our Class A Common Stock, as quoted on the OTC, was $0.19 per share. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2019, our directors and executive officers own or control approximately 10% of the outstanding voting power of our common stock, excluding common stock issuable upon the exercise of options or conversion of other instruments. Mr. Leo Ehrlich, our CEO and Chairman, also holds an option to purchase 17,090,910 shares of our Class B common stock, each share of which carries ten votes, compared to one vote for each share of our Class A common stock. If Mr. Ehrlich were to exercise this option, our directors and executive officers own or control approximately 50% of the outstanding voting power of our common stock. Accordingly, our directors and executive officers, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current Company headquarters are located at 100 Cummings Center, Suite 151-B, Beverly, MA 01915. The Company’s lease agreement automatically renewed with Cummings Properties on October 1, 2018. The lease is for a term of five years ending on September 30, 2023, and requires monthly payments of approximately $19,000. We are currently looking to sublease this property.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock symbol is “IPIX” and is quoted on the OTCQB. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Number of Shareholders

As of September 23, 2019, a total of approximately 211,591,752 shares of the Company’s common stock are outstanding and held by approximately 73 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by the Company, our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under current and future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2019 refers to the fiscal year ended June 30, 2019.

Management’s Plan of Operation

The Company devotes most of its efforts and resources on drug development and clinical trials. These trials are evaluating our drug candidates: Brilacidin, for decreasing the incidence of severe oral mucositis as a complication of chemoradiation, for treatment of IBD, and for treatment of skin infections; and Kevetrin, for the treatment of cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process, which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

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

On June 6, 2019, the Company announced initiation, in partnership with BDD Pharma, of oral development of Brilacidin in tablet form, utilizing BDD Pharma’s patented OralogiK™ tablet technology, which employs controlled erosion of a time-dependent barrier layer during small intestine transit to provide effective colon targeting.

On July 18, 2019, the Company entered into a license agreement with Alfasigma S.p,A., an Italy-based global pharmaceutical company, for worldwide rights to develop Brilacidin for localized treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS). Additional strategic alliances and licensing deals across our clinical pipeline remain a primary objective.

On September 20, 2019, the Company amended its Articles of Incorporation to increase the number of authorized shares of Class A common stock from 300 million to 600 million, following stockholder approval.

Set forth below is an overview our research and development efforts on Brilacidin and Kevetrin through the date of this Annual Report on Form 10-K:

Brilacidin

Two trials of topical Brilacidin have been completed: a double-blind Phase 2 clinical trial of Brilacidin for the treatment of Oral Mucositis (OM); and an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of Ulcerative Proctitis/Proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Disease (IBD). Appropriate regulatory and other activities aimed at moving the programs forward into further clinical testing are currently underway.

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

IBD (UP/UPS) study — This Phase 2a trial comprises three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. To obtain maximum value of the Brilacidin-IBD asset, the Company plans to develop the drug candidate as an oral dose (pill or tablet). Planned next steps in the development of Brilacidin for oral delivery include initial clinical testing of a radio (gamma) isotope labeled Brilacidin oral formulation in healthy volunteers to assess targeting, dispersion, safety, toleration, and the pharmacokinetic profile. Following multidose testing, clinical trials in IBD including Ulcerative Colitis, then Crohn’s Disease, would then be planned.

Ulcerative Colitis (UC) — Brilacidin is also being developed as a treatment in more extensive forms of IBD, with formulation development plans including oral tablets first aimed for the treatment of ulcerative colitis and then Crohn’s disease. The Company has partnered with BDD Pharma for oral development of Brilacidin in tablet form. Initial formulation is underway utilizing BDD Pharma’s patented OralogiK™ tablet technology to achieve selective delivery of Brilacidin to the colon. A first-in-human safety/toleration/PK clinical single-dose escalation trial is anticipated to be conducted later this year to be followed by multidose testing. If an adequate profile is achieved, a placebo-controlled Phase 2 trial in UC patients would be targeted to begin in the second half of calendar year 2020. We aim to design this patient clinical trial to firmly anchor proof-of-concept for treatment of ulcerative colitis towards attracting a partnership deal.

As stated above, we see significant opportunities in treating Oral Mucositis and IBD with Brilacidin. These data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

ABSSSI

In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management decided to delay its response to FDA due to the low price per share of our common stock and the approximately $30 million costs required for this study. Our strategy, for now, is to achieve success with other trials and attract partnering opportunities that may provide significant upfront payments and milestone payments, which can then be used to fund the ABSSSI program. We see ABSSSI as the appropriate gateway indication in infectious diseases, enabling potential further studies of Brilacidin’s use for implant coating and biofilm infections.

Expenditures on Brilacidin were approximately $1.3 million and $2.0 million during the year ended June 30, 2019 and 2018, respectively.

Kevetrin

The Company has completed a Phase 2a trial of Kevetrin in treating late-stage Ovarian Cancer. The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in ovarian cancer tumor tissue in patients. Pharmacokinetic data collected on Kevetrin during the Phase 1 clinical trial demonstrated that the compound has a short half-life of approximately two hours. This short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed, with the remainder of this work to be completed when the Company secures additional financial resources. Next steps in the development of Kevetrin include: completing bridging toxicology work for an oral formulation; developing the oral formulation (pill or tablet); requesting an FDA meeting to discuss trial results to date and the design of future trials; and performing a dosing safety study in healthy volunteers once the oral formulation has been developed. Once completed, these steps would likely quickly lead to Phase 2 testing of oral Kevetrin in both solid tumors and leukemias, with ovarian cancer likely continuing to be the lead indication.

Expenditures on Kevetrin were approximately $0.1 million and $0.4 million during the year ended June 30, 2019 and 2018, respectively.

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

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. At June 30, 2019, the Company’s cash amounted to $0.6 million and current liabilities amounted to $7.3 million, of which $3.7 million were payables to related parties with no immediate payment terms and $2.9 million was payable to one shareholder who is our former director and officer of the Company (see Note 9. Related Party Transactions and Note 10. Convertible Note Payable - Related Party). We have no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary FDA approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.5 million for the next twelve months, raise doubt about its ability to continue as a going concern for the next 12 months. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To continue as a going concern, we must secure additional funding to support our current operating plan. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships), such as the license agreement with Alfasigma, and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Significant Accounting Policies and Recent Accounting Pronouncements, to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Impairment of Intangible assets – patents

We review our definite lived intangible assets, patents, for impairment when impairment indicators exist. When impairment indicators exist, we determine if the carrying value of the intangible assets exceeds the related undiscounted cash flows. In cases where the carrying value exceeds the undiscounted cash flows, and the carrying amount is not considered recoverable, the carrying value is written down to its fair value, generally using a discounted cash flow analysis. An impairment loss is recognized for the amount that the intangible assets exceeds their fair value, generally based on discounted cash flow methods and other fair market value indicators. During the fiscal years ended June 30, 2019 and 2018, the Company has written off the Prurisol patent and other patents of approximately $154,000 and $163,000, respectively, which are included in general and administrative expenses (see Note 4. Patents to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K).

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively “CROs.” These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Valuation of Equity Grants

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes-Merton valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes-Merton valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

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

Recently Issued Accounting Pronouncements

See Note 3. Significant Accounting Policies and Recent Accounting Pronouncements to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. Based upon our expected rate of expenditures over the next 12 months, we expect to raise additional capital through, among other things, the sale of equity or debt securities to meet all of our anticipated obligations for our current operations through our fiscal year end of June 30, 2020. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Revenue

We generated no revenue and incurred operating expenses of approximately $6.5 million and $13.9 million for the fiscal years ended June 30, 2019 and 2018, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	Year ended		Change
	June 30,		2019 Vs. 2018
	2019	2018	$	%

Clinical studies and development research	$1,825,000	$7,105,000	(5,280,000)	-74%
Officers’ payroll and payroll tax expenses related to R&D department	619,000	784,000	(165,000)	-21%
Employees payroll and payroll tax expenses related to R&D department	452,000	1,180,000	(728,000)	-62%
Stock-based compensation - officer	844,000	1,610,000	(766,000)	-48%
Stock-based compensation - employee	179,000	156,000	23,000	15%
Stock-based compensation - consultants	53,000	120,000	(67,000)	-56%
Depreciation and amortization expenses	371,000	413,000	(42,000)	-10%
Total	$4,343,000	$11,368,000	(7,025,000)	-62%

Fiscal 2019 compared to Fiscal 2018 – Research and development expenses for proprietary programs decreased during fiscal 2019 primarily due to less spending on our programs due to our current lack of working capital. Clinical studies and development expenses will continue to decrease in future reporting periods if there is no increase in the Company’s financial liquidity.

Officers’ payroll decreased during fiscal 2019 because the Company’s President of Research resigned in September 2018, which led to the decrease in officers’ payroll during fiscal 2019.

Employees payroll and payroll tax expenses decreased during fiscal 2019 related to fewer employees engaged in preclinical development after March 31, 2018, which led to the decrease in employees’ payroll during fiscal 2019.

Stock-based compensation - officers decreased during fiscal 2019 because stock-based compensation - officers expenses in 2018 primarily related to the stock-based compensation given to our President and Chief Medical Officer on September 1, 2017 and the stocks and options granted to our President and Chief Medical Officer on June 27, 2017 that became fully vested and expensed due to the completed clinical trial milestones in December 2017.

Stock-based compensation - employees increased during fiscal 2019 due to an increase in the number of stock awards granted to employees vesting in 2019 compared with 2018.

Stock-based compensation - consultants decreased during fiscal 2019 due to only two stock awards being granted to consultants during fiscal 2019.

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

	Year ended		Change
	June 30,		2019 Vs. 2018
	2019	2018	$	%

Insurance and health expense	$496,000	$474,000	22,000	5%
Patent expenses	158,000	165,000	(7,000)	-4%
Rent and utility expense	263,000	254,000	9,000	4%
Other G&A	265,000	489,000	(224,000)	-46%
Total	$1,182,000	$1,382,000	(200,000)	-14%

Fiscal 2019 compared to Fiscal 2018 - General and administrative expenses decreased during fiscal 2019 primarily related to the decreases in promotion, advertising and office expenses offset by increases in insurance/health and rent/utility expense.

Officers’ payroll and payroll tax expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2019 Vs. 2018
	2019	2018	$ %

Officers’ payroll and payroll tax expenses	$486,000	$517,000	(31,000)	-6%

Fiscal 2019 compared to Fiscal 2018 - Officers’ payroll and payroll tax expenses for the Company decreased during fiscal 2019 compared to fiscal 2018. The Company previously recorded 10% of payroll and payroll tax expenses paid for Dr. Menon under Officers’ Payroll and Payroll Tax Expenses and recorded 90% of payroll paid to Dr. Menon under Research and Development Expense. The decrease in officers’ payroll and payroll tax expenses for the Company during fiscal 2019 was mainly because of the decrease in the 10% of payroll and payroll tax expenses paid for Dr. Menon. Dr. Menon departed the Company on September 18, 2018, and resigned from the Company’s Board of Directors on December 11, 2018.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Year ended		Change
	June 30,		2019 Vs. 2018
	2019	2018	$ %

Audit Fee, legal and professional fees	$440,000	$676,000	(236,000)	-35%

Fiscal 2019 compared to Fiscal 2018 - Professional fees decreased during fiscal 2019 primarily related to decrease in legal fees and other professional fees for less legal review of various contracts in 2019.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	Year ended		Change
	June 30,		2019 Vs. 2018
	2019	2018	$	%

Interest income	-	1,000	(1,000)	-100%
Interest expense – debt	(197,000)	(202,000)	5,000	2%
Interest expense – preferred stock liability	(2,000,000)	-	(2,000,000)	100%
Change in fair value – Series B preferred stock	357,000	-	357,000	100%
Modification of Series B preferred stock terms	(390,000)	-	(390,000)	100%
Financing costs	-	(2,218,000)	2,218,000	100%
Other Income (Expense), net	$(2,230,000)	$(2,419,000)	189,000	8%

Fiscal 2019 compared to Fiscal 2018

There was a decrease in interest income of approximately $1,000 relating to the decrease in bank deposits.

There was a decrease in interest expenses paid on the note payable – related party, because the Company’s Chairman and CEO cancelled $100,000 of debt owed to him by the Company to satisfy the exercise price for the purchase of 909,090 Class B shares at the option exercise price of $0.11 on January 29, 2019 (see Note 10. Convertible Note Payable - Related Party to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K).

There was an increase in interest expense – preferred stock liability of approximately $2,000,000 relating to the issuance of Series B preferred stock that has been recorded as a liability on the accompanying balance sheets. There was an increase in change in value related to the Series B preferred stock (see Note 15. Fair Value Measurement to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K).

There was an increase in other expenses due to the modification of terms for the Series B Preferred Stock of approximately $390,000, related to the Warrant Restructuring and the additional issuance agreement (see Note 14 - Series B 5% Convertible Preferred Stock to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K).

Net Losses

We incurred net losses of $8.7 million and $16.4 million for the fiscal years ended June 30, 2019 and 2018, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2019, we had approximately $0.6 million in cash compared to $2.4 million of cash as of June 30, 2018. The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $0.8 million and is not adequate to fund future operations. We anticipate that future budget expenditures, based upon us obtaining the adequate financial resources to enable us to operate at our budgeted operations, will be approximately a total of $11.5 million for the next twelve months, including approximately $7.5 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this projection.

Therefore, our current projected budgeted average monthly cash flow shortfall is anticipated to average approximately $1 million per month for the next 12 months from the date of the filing of this report. We are working to reduce our projected monthly cash flow shortfall and we are currently seeking new sources of financing to fund our additional research and development work and general and administrative expenses over the next 12 months from the date of this filing. We have the ability to delay incurring certain operating expenses in the next 12 months, which could reduce our cash flow shortfall, if needed.

We do not currently satisfy the requirements for use of Form S-3 for the primary offerings of our securities but we may utilize Form S-1 to register the future issuance of our securities. The current primary potential source of cash available to us is proceeds from the exercise of outstanding warrants to purchase shares of our Series B preferred stock, which warrants we issued in October 2018 and May 2019. In addition, we may receive payments upon the achievement of milestones pursuant to our license agreement with Alfasigma or similar license agreements in the future. There can be no assurance of the exercise of these warrants or the receipt of these milestone payments in the future.

Our ability to successfully raise sufficient funds through the sale of equity securities, to meet our current and future operating expenditures is uncertain and subject to market conditions generally, the market for our common stock, and our ability to sell our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. In addition, we may be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2. Going Concern and Liquidity to the financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern for the next 12 months.

Shelf Registration Statement - Current Status

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $75 million of the Company’s securities. However, the Company does not currently satisfy the conditions for use of Form S-3 for primary offerings of securities, and the Company will not be able to use its effective shelf registration statement to raise capital until the aggregate market value of the Company’s common equity held by non-affiliates equals or exceeds $75 million or the Company lists its common stock on a national securities exchange such as Nasdaq or the NYSE. The Company may utilize Form S-1 to register the sale of its securities, although Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the fiscal years ended June 30, 2019 and 2018 (rounded to nearest thousand):

	Year ended		Change
	June 30,		Increase/
	2019	2018	(Decrease)
			%
Net cash used in operating activities	$(6,332,000)	$(13,278,000)	(52)%
Net cash used in investing activities	(46,000)	(104,000)	(69)%
Net cash provided by financing activities	4,533,000	11,665,000	(61)%
Net decrease in cash	$(1,845,000)	$(1,717,000)	7%

Our total operating activities used cash of $6.3 million and $13.3 million in 2019 and 2018, respectively. The use of cash in these periods principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation, patent amortization and write-off, loss on disposal of equipment, deferred financing costs write-off, modification of Series B convertible preferred stock, change in fair value of preferred stock, interest expense on preferred stock, and depreciation, and changes in our working capital accounts.

Investing activities

In 2019, our total investing activities used cash of $0.05 million, including the investment in patents of $0.09 million and proceeds from the sale of equipment of $0.04 million. In 2018, our total investing activities used cash of $0.1 million, including the investment in patents of $0.1 million and proceeds from the sale of equipment of $0.01 million.

Financing activities

Our total net financing activities provided cash of $4.5 million and $11.7 million in 2019 and 2018, respectively.

In 2019, we raised approximately $4.6 million in net cash proceeds, from issuance of Series B preferred stock and warrants, offset by purchase of treasury stock of $0.1 million.

In 2018, we raised approximately $11.8 million in net cash proceeds from the sale of our stock, including $9.8 million in net proceeds from the sale of 19.3 million shares of our common stock pursuant to common stock purchase agreement with Aspire Capital Fund, LLC at variable prices, and $2 million in net proceeds from the sale of 5,263,158 shares of our common stock to Aspire Capital at $0.38 per share, with 2,736,842 commitment shares and the commitment fee warrants to purchase 8,000,000 shares of common stock (See Note 12. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K). This was offset by purchase of treasury stock of $0.2 million.

Requirement for Additional Working Capital

The Company plans to incur total expenses of approximately $11.5 million for the next 12 months, including approximately $7.5 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without raising additional capital in the next several months. The current primary potential source of cash available to the Company is proceeds from the exercise of warrants to purchase shares of Series B preferred stock, which warrants were issued in October 2018 and May 2019. In addition, the Company may receive payments upon the achievement of milestones pursuant to its license agreement with Alfasigma or similar license agreements in the future. There can be no assurance of the exercise of warrants or the receipt of milestone payments by the Company in the future.

On October 5, 2018, the Company entered into a Securities Purchase Agreement with one multi-family office for the sale of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. Under the Securities Purchase Agreement, the Company also initially issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock for an aggregate purchase price of approximately $7.9 million. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. In addition, the Company agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock.

The Company received the proceeds from the exercise of 2,780 warrants of approximately $2.7 million during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019. As of June 30, 2019, 1,196 shares of preferred stock were outstanding and warrants to purchase 7,720 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 14. Series B 5% convertible preferred stock to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K).

In the event that we are unable to raise sufficient capital, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

Corporate Headquarters

On October 1, 2018, the Company’s lease agreement with Cummings Properties automatically renewed. The lease is for a term of five years ending on September 30, 2023, and requires monthly payments of approximately $19,000. The Company currently uses this leased premise as its Corporate headquarters space. The Company is actively looking for a subtenant for this entire office space. As of June 30, 2019, management determined that there was no cease use write-off required for this office space, pursuant to ASC Topic 420, Exit or Disposal Cost Obligation (“ASC 420”).

As of June 30, 2019, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2020	$228,000
2021	228,000
2022	228,000
2023	228,000
Thereafter	57,000
Total	$969,000

Rent expense, net of lease income, under this operating lease agreement was approximately $244,000 and $210,000 for the fiscal years ended June 30, 2019 and 2018, respectively. As of September 1, 2018, Kard Scientific no longer leases space from the Company (see Note 9. Related Party Transactions).

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $2 million to contract research organizations as of June 30, 2019. Expenses are recognized when services are performed by the contract research organizations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVATION PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Innovation Pharmaceuticals Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Innovation Pharmaceuticals Inc. (the “Company”) as of June 30, 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Farmington, UT

September 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Innovation Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Innovation Pharmaceuticals Inc. (the "Company") as of June 30, 2018, the related statements of operations, stockholders' deficiency and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements") . In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota

September 11, 2018

We have served as the Company's auditor from 2007 to 2018.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND JUNE 30, 2018

(Rounded to nearest thousand except for share data)

	June 30,	June 30,
	2019	2018
ASSETS
Current Assets:
Cash	$579,000	$2,424,000
Prepaid expenses and other current assets	46,000	98,000
Security deposit	-	78,000
Total Current Assets	625,000	2,600,000
Other Assets:
Patent costs - net	3,342,000	3,780,000
Property, plant and equipment - net	1,000	2,000
Deferred offering costs	-	159,000
Security deposit	78,000	-
Total Other Assets	3,421,000	3,941,000
Total Assets	$4,046,000	$6,541,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,504,000, respectively)	$2,127,000	$3,185,000
Accrued expenses - (including related party accruals of approx. $45,000 and $58,000, respectively)	85,000	266,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $3,129,000 and $2,953,000, respectively)	3,162,000	3,219,000
Note payable - related party	1,922,000	2,022,000
Total Current Liabilities	7,296,000	8,692,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 1,196 and 0 shares issued and outstanding at June 30, 2019 and 2018, respectively	879,000	-
Total Liabilities	8,175,000	8,692,000
Commitments and contingencies (Note 8)
Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 300,000,000 shares authorized, 202,631,923 shares and 163,103,927 shares issued as of June 30, 2019 and 2018, respectively, 202,403,705 shares and 163,103,927 shares outstanding as of June 30, 2019 and 2018, respectively.	21,000	17,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 909,090 shares and 0 shares issued and outstanding as of June 30, 2019 and 2018, respectively	-	-
Additional paid-in capital	90,537,000	83,747,000
Accumulated deficit	(94,596,000)	(85,915,000)
Treasury Stock, at cost (228,218 shares and 0 shares as of June 30, 2019 and 2018, respectively)	(91,000)	-
Total Stockholders’ Deficiency	(4,129,000)	(2,151,000)
Total Liabilities and Stockholders’ Deficiency	$4,046,000	$6,541,000

The accompanying notes are an integral part of these consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Rounded to nearest thousand except for shares and per share data)

	For the Years Ended
	June 30,
	2019	2018

Revenues	$-	$-

Operating expenses:
Research and development expenses	4,343,000	11,368,000
General and administrative expenses	1,182,000	1,382,000
Officers’ payroll and payroll tax expenses	486,000	517,000
Professional fees	440,000	676,000
Total operating expenses	6,451,000	13,943,000

Loss from operations	(6,451,000)	(13,943,000)

Other expenses
Interest income	-	1,000
Interest expense – debt	(197,000)	(202,000)
Interest expense – preferred stock	(2,000,000)	-
Change in fair value of preferred stock	357,000	-
Modification of Series B preferred stock terms	(390,000)	-
Financing costs	-	(2,218,000)
Total other expenses	(2,230,000)	(2,419,000)

Loss before provision for income taxes	(8,681,000)	(16,362,000)
Provision for income taxes	-	-
Net loss	$(8,681,000)	$(16,362,000)

Basic and diluted loss per share
attributable to common stockholders	$(0.05)	$(0.11)

Weighted average number of common shares	178,227,405	144,510,021

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Rounded to nearest thousand, except for shares data):

	Common Stock A		Common Stock B		Additional		Treasury Stock
		Par Value		Par Value	Paid-in	Accumulated
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2017	135,274,421	$14,000	-	$-	$68,295,000	$(69,553,000)	262,080	$(220,000)	$(1,464,000)
Shares sold to Aspire Capital under 2015 Agreement at $0.74 - $0.94 range	2,600,000	-	-	-	2,089,000	-	-	-	2,089,000
Shares sold to Aspire Capital under 2017 Agreement at $0.25 - $0.76 range	16,666,666	2,000	-	-	7,746,000	-	-	-	7,748,000
Shares sold to Aspire Capital under 2018 Agreement at a discounted purchase price of $0.29 per share, net	5,263,158	1,000	-	-	1,999,000				2,000,000
Shares issued as commitment fee, 9/6/2017 at $0.715	300,000	-	-	-	215,000	-	-	-	215,000
Shares and warrants issued as commitment fee	2,736,842	-	-	-	2,218,000				2,218,000
Offering cost	-	-	-	-	(283,000)	-	-	-	(283,000)
Shares issued to officer as equity awards at $0.705 - 1.40	-	--	-	-	1,049,000	-	-	-	1,049,000
Shares issued to employees for services at $0.705 - $1.37	-	-	-	-	44,000	-	-	-	44,000
Shares issued to consultant for services at $0.43	12,500	-	-	-	6,000	-	-	-	6,000
Stock options issued to officer as equity awards at $1.39	-	-	-	-	562,000	-	-	-	562,000
Stock options issued to employees for services at $0.705 - $1.37	-	-	-	-	111,000	-	-	-	111,000
Stock options issued to consultant for services at $0.15 - $0.73	-	-	-	-	114,000	-	-	-	114,000
Issuance of vested shares to Officer and employees	556,132	-	-	-	-	-	-	-	-
Withholding and Purchase of 305,792 treasury shares from vested shares issued – at cost	(305,792)	-	-	-	-	-	305,792	(198,000)	(198,000)
Cancellation of all treasury shares	-	-	-	-	(418,000)	-	(567,872)	418,000	-
Net loss	-	-	-	-	-	(16,362,000)	-	-	(16,362,000)
Balance at June 30, 2018	163,103,927	$17,000	-	$-	$83,747,000	$(85,915,000)	-	$-	$(2,151,000)
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	42,000	-	-	-	42,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	132,000	-	-	-	132,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	293,000	-	-	-	293,000
Shares issued to consultant for services at $0.84 - $1.38	-	-	-	-	10,000	-	-	-	10,000
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	51,000	-	-	-	51,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	552,000	-	-	-	552,000
Offering cost	-	-	-	-	(159,000)	-	-	-	(159,000)
Issuance of vested shares to Officer, and Consultant	584,764	-	-	-	-	-	-	-	-
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	-	-	909,090	91	100,000	-	-	-	100,000
Issuance of shares for tax purposes as Treasury Shares	(228,218)	-	-	-	-	-	228,218	(91,000)	(91,000)
Allocating warrants (proportion of value exercised) to Pref Stock Liability	-	-	-	-	(164,000)	-	-	-	(164,000)
Conversion of preferred stocks to common stock	39,171,4501	4,000	-	-	3,064,000	-	-	-	3,068,000
To record underlying Series 1, Series 2 and Series 3 Warrants attached to 2,000 shares Series B Preferred Stock	-	-	-	-	817,000	-	-	-	817,000
To record beneficial conversion feature of Series B preferred stock & warrants discounts	-	-	-	-	1,917,000	-	-	-	1,917,000
5% dividend paid by issuance of preferred stock for Q2-12/31/18	-	-	-	-	17,000	-	-	-	17,000
Reversal of the stock based compensation related to unvested options and shares for employee from 7.1.18-12.31.2018	-	-	-	-	(4,000)	-	-	-	(4,000)
To record issuance of 2,500 warrants Series B Preferred Stock per 5.9.2019 Modification					122,000				122,000
Net loss	-	-	-	-	-	(8,681,000)	-	-	(8,681,000)
Balance at June 30, 2019	202,631,923	21,000	909,090	91	90,537,000	(94,596,000)	228,218	(91,000)	(4,129,000)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

(Rounded to nearest thousand)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,681,000)	$(16,362,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as employee compensation and payment for services	1,076,000	1,886,000
Amortization of patent costs	370,000	385,000
Patent write off	154,000	163,000
Depreciation of equipment	1,000	28,000
(Gain) Loss on disposal of equipment	(40,000)	49,000
Interest expense-preferred stock	2,000,000	-
Deferred financing costs write off	-	2,218,000
Modification of Series B convertible preferred stock terms	(357,000)	-
Change in fair value of preferred stock	390,000	-

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	51,000	239,000
Accounts payable	(1,057,000)	(1,514,000)
Accrued expenses	(182,000)	(445,000)
Accrued officers’ salaries and payroll taxes	(57,000)	75,000
Net cash used in operating activities	(6,332,000)	(13,278,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceeds of property, plant and equipment	40,000	13,000
Patent costs	(86,000)	(117,000)
Net cash used in investing activities	(46,000)	(104,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	11,837,000
Purchase of treasury stock	(91,000)	(172,000)
Proceeds from issuance of Series B Preferred stocks, net of financing costs	1,893,000	-
Proceeds from exercise of warrants	2,731,000	-
Net cash provided by financing activities	4,533,000	11,665,000

NET DECREASE IN CASH	(1,845,000)	(1,717,000)
CASH, BEGINNING OF YEAR	2,424,000	4,141,000
CASH, END OF YEAR	$579,000	$2,424,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$143,000	$171,000
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Purchase of treasury stock offset by subscription receivable	$-	$26,000
Allocating warrants (proportion of value exercised) to preferred stock liability	$164,000	$-
Initial warrant valuation	$817,000	$-
Beneficial conversion features on preferred stock and warrant discounts	$1,917,000	$-
Issuance of 2,500 warrants for preferred stock modification	$122,000	$-
Stock dividend paid by issuance of preferred stock	$17,000	$-
Conversion of Series B Convertible Preferred stock to Common stock	$3,068,000	$-
Cancellation of shareholder debt for the purchase of 909,090 shares of Common Stock Class B shares	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2019 AND 2018

1. Basis of Presentation and Nature of Operations

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

Basis of Consolidation

The consolidated financial statements for 2019 include the accounts of Innovation, a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited Company which was incorporated in 2019. No consolidated accounts were prepared in 2018. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the year ended June 30, 2019 were not significant.

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

We currently own all development and marketing rights to our investigational products, other than the rights granted to Alfasigma S.p.A. in July 2019, as disclosed in Note 17, Subsequent Events, for the development, manufacturing and commercialization of locally-administered Brilacidin for UP/UPS. In order to successfully develop and market our products, we may have to partner with additional companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

Note 2. Going Concern and Liquidity

These financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and continued development of our compounds and our corporate general and administrative expenses. As of June 30, 2019, the Company has an accumulated deficit of approximately $95.0 million, representative of recurring losses since inception. The Company has no sales as it does not have any products in the market and will continue to not have any revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) and/ or other health authorities approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.5 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

At June 30, 2019, the Company’s cash amounted to $0.6 million and current liabilities amounted to $7.3 million, of which $3.7 million were payables to related parties with no immediate payment terms and $2.9 million was payable to one shareholder who is our former director and officer of the Company (see Note 9. Related Party Transactions and Note 10. Convertible Note Payable - Related Party). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the years ended June 30, 2019 was approximately $6.3 million, and current projections indicate that the Company will have continued negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the fiscal years ended June 30, 2019 and 2018, amounted to $8.7 million and $16.4 million, respectively, and we had a working capital deficit of approximately $6.7 million and $6.1 million, respectively, at June 30, 2019 and June 30, 2018.

The Company’s primary sources of liquidity are cash and cash equivalents as well as issuances of its equity securities. On October 5, 2018, the Company entered into a Securities Purchase Agreement with one multi-family office for the sale of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock for aggregate gross proceeds of approximately $2.0 million. Under the Securities Purchase Agreement, the Company also initially issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock for an aggregate purchase price of approximately $7.9 million. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. In addition, the Company agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock.

The Company received the proceeds from the exercise of 2,780 warrants of approximately $2.7 million during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019. As of June 30, 2019, 1,196 shares of preferred stock were outstanding and warrants to purchase 7,720 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed. See Note 14 - Series B 5% convertible preferred stock.

The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $0.8 million. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without raising additional capital in the future. These financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

Cash

Cash consist of bank deposits. There were no cash equivalents at June 30, 2019 and 2018.

Equipment

Equipment is stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Equipment	5 Years

Intangible Assets - Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2019 and 2018, carrying value of patent was approximately $3,342,000 and $3,780,000, respectively. Amortization expense for the fiscal years ended June 30, 2019 and 2018, was approximately $370,000 and $385,000, respectively.

As of June 30, 2019, the Company expensed the costs associated with obtaining patents that have not yet resulted in products or gained market acceptance and the Company has or will let these patents go abandoned. For the fiscal years ended June 30, 2019 and 2018, the Company has charged to operations approximately $4,000 and $2,000, respectively as patent expenses included in general and administrative expenses.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the fiscal years ended June 30, 2019 and 2018, the Company has recorded patents write off of approximately $154,000 and $163,000, respectively and included in general and administrative expenses.

Financial Instruments

The Company’s financial instruments include cash, accounts payable, accrued liabilities and the preferred stock liability. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The fair value hierarchy has the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3 - unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the fiscal years ended June 30, 2019 and 2018, the Company incurred approximately $4,343,000 and $11,368,000 of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits. Approximately $0.3 million is subject to credit risk at June 30, 2019. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors, or collectively “CROs.” These CROs generally bill monthly or quarterly for services performed, or bill based upon milestone achievement. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs, correspondence with the CROs and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.

Valuation of Equity Grants

The Company accounts for all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The Company uses the Black-Scholes-Merton valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. The Company accounts for equity instruments issued to nonemployees by valuing them using the Black-Scholes-Merton valuation model. The measurement of stock-based compensation is subject to periodic adjustments as the underlying equity instruments vest.

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

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the fiscal years ended June 30, 2019 and 2018, because their effect was anti-dilutive (see Note 11 - Weighted Average Shares Outstanding).

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 228,218 shares and 0 shares of treasury stock outstanding, purchased at a total cumulative cost of $91,000 and $0 at June 30, 2019 and June 30, 2018, respectively (see Note 12. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants, is recorded at its acquisition cost and these shares are not considered outstanding.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

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

The components of stock-based compensation related to stock options and restricted stock grants in the Company’s Statement of Operations for the fiscal years ended June 30, 2019 and 2018 are as follows (rounded to nearest thousand):

	Year ended June 30,
	2019	2018
Research and development expenses
Professional fees	$53,000	$120,000
Employees’ bonus	179,000	156,000
Officers’ bonus	844,000	1,610,000
Total stock-based compensation expense	$1,076,000	$1,886,000

Recent Adopted Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the year ended June 30, 2019, did not have any impact on the financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This new pronouncement has been adopted in the fourth quarter of fiscal 2019 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the new standard effective July 1, 2018. The application of this standard did not have a material impact on the Company’s statements of cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. The Company will adopt this new pronouncement beginning July 1, 2019. Interpretations are on-going and could have a material impact on the Company’s implementation. Currently, the Company expects that the adoption of the ASU 2016-02 (Topic 842) Leases will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases, and expects it to have a material impact on our results of operations. We are finalizing our analysis of certain key assumptions that will be utilized at the above transition date, including the potential recording of the future impairment of the right-of-use asset regarding the leasehold for the Company’s headquarters.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	June 30, 2019	June 30, 2018

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,118,000	1,219,000
		5,344,000	5,445,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,765,000)	(1,462,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(237,000)	(203,000)
Total		$3,342,000	$3,780,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense was approximately $370,000 and $385,000 for the fiscal years ended June 30, 2019 and 2018, respectively.

During the fiscal years ended June 30, 2019 and 2018, the Company has written off the Prurisol patent and other patents of approximately $154,000 and $163,000, respectively, and included in general and administrative expenses.

At June 30, 2019, the future amortization period for all patents was approximately 6.18 years to 16.75 years. Future estimated annual amortization expenses are approximately $369,000 for each year from 2020 to 2025, and total of $1,128,000 for the year ending June 30, 2026 and thereafter.

5. Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (rounded to nearest thousand):

	June 30, 2019	June 30, 2018

Testing equipment	$4,000	$4,000
Less: Accumulated depreciation	(3,000)	(2,000)
	$1,000	$2,000

Depreciation expense for the fiscal years ended June 30, 2019 and 2018 was approximately $1,000 and $28,000, respectively.

6. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2019	June 30, 2018

Accrued research and development consulting fees	$40,000	$208,000
Accrued rent (Note 9) - related parties	8,000	10,000
Accrued interest (Note 10) - related parties	37,000	48,000

Total	$85,000	$266,000

7. Accrued Salaries and Payroll Taxes - Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2019	June 30, 2018

Accrued salaries - related parties	$2,999,000	$2,823,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued employee bonuses	-	214,000
Withholding tax - payroll	33,000	52,000

Total	$3,162,000	$3,219,000

8. Commitments and Contingencies

Lease Commitments

Operating Leases – Rental Property

Corporate Headquarters

On October 1, 2018, the Company’s lease agreement with Cummings Properties automatically renewed. The lease is for a term of five years ending on September 30, 2023, and requires monthly payments of approximately $19,000. The Company currently uses this leased premise as its Corporate headquarters space. The Company is actively looking for a subtenant for this entire office space. As of June 30, 2019, management determined that there was no cease use write-off required for this office space, pursuant to ASC Topic 420, Exit or Disposal Cost Obligation (“ASC 420”).

As of June 30, 2019, future minimum lease payments to Cummings Properties required under the non-cancelable operating lease are as follows (rounded to nearest thousand):

Year ending June 30,
2020	$228,000
2021	228,000
2022	228,000
2023	228,000
Thereafter	57,000
Total	$969,000

Rent expense, net of lease income, under this operating lease agreement was approximately $244,000 and $210,000 for the fiscal years ended June 30, 2019 and 2018, respectively. As of September 1, 2018, Kard Scientific no longer leases space from the Company (see Note 9. Related Party Transactions).

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $2 million to contract research organizations as of June 30, 2019. Expenses are recognized when services are performed by the contract research organizations.

9. Related Party Transactions

Office Lease

The Company charged Kard Scientific (“KARD”) $1,800 for space for the two months of July and August, 2018. Dr. Menon, a significant shareholder of the Company and the former President of Research and former director of the Company, also serves as the Chief Operating Officer and Director of Kard Scientific. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. As of September 1, 2018, KARD no longer leases space from the Company.

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At June 30, 2019 and June 30, 2018, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.

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

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

As of June 30, 2019 and June 30, 2018, principal balance of this demand convertible note payable was approximately $1,922,000 and $2,022,000, respectively.

As of June 30, 2019 and June 30, 2018, the balance of accrued interest payable were $37,000 and $48,000, respectively (see Note 6. Accrued Expenses – Related Parties and Other).

As of June 30, 2019 and June 30, 2018, the total outstanding balances of principal and interest were approximately $1,959,000 and $2,070,000, respectively.

11. Weighted Average Shares Outstanding

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	June 30,
	2019	2018
Weighted average shares outstanding-basic	178,227,405	144,510,021
Dilutive options and restricted stock and warrants	-	-
Weighted average shares outstanding-diluted	178,227,405	144,510,021

Antidilutive securities not included:
Stock options	22,669,883	41,643,571
Stock options arising from convertible note payable and interests	3,917,860	4,141,176
Restricted stock grants	1,729,288	1,208,157
Warrants	8,000,000	8,000,000
Convertible preferred stock	8,254,074	-
Total	44,571,105	54,992,904

12. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

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

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, see Note 10.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2017	40,655,245	0.22	3.61	$31,662,730
Granted	1,175,826	0.72	7.44
Exercised	-	-
Forfeited/expired	(187,500)	3.2
Outstanding at June 30, 2018	41,643,571	0.22	2.76	$17,523,113
Granted	1,195,826	0.31	7.64
Exercised	(909,090)	0.11
Forfeited/expired	(19,260,424)	0.21
Outstanding at June 30, 2019	22,669,883	0.24	2.41	$1,340,000
Exercisable at June 30, 2019	21,166,036	$0.23	2.01	$1,324,000
Unvested stock options at June 30, 2019	1,503,847	$0.44	8.01	$16,000

The fair value of options granted for the fiscal years ended June 30, 2019 and 2018 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Year Ended June 30,
	2019	2018
Expected term (in years)	5 - 10	3 - 10
Expected stock price volatility	67.34% - 104.11%	48.26% - 106.01%
Risk-free interest rate	2.51% - 2.86%	2.15% - 2.56%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $1,076,000 and $1,886,000 of total stock-based compensation costs related to equity grant awards for the fiscal years ended June 30, 2019 and 2018, respectively.

The $1,076,000 of stock-based compensation expense for the year ended June 30, 2019 included approximately $465,000 of stock options expense and $611,000 of restricted stock awards.

For the fiscal year ended June 30, 2019

During the year ended June 30, 2019, there were 19,260,424 options granted to employees, consultants and officer expired, of which, 18,000,000 options held by Dr. Krishna Menon were expired in March 2019, i.e. three months after his departure from the board of directors and Company on December 11, 2018.

On February 1, 2019, the Company agreed to issue 400,000 stock options to purchase shares of the Company’s common stock to two consultants for specified services to be provided from February 1, 2019 to January 31, 2020 in accordance with agreements with the two consultants. These options were issued with an exercise price of $0.13 per share and vest 33 1/3% on February 1, 2019, 33 1/3% on August 1, 2019, and 33 1/3% on January 31, 2020. The value of the 400,000 options for two consultants was approximately $30,000. During the year ended June 30, 2019, the Company recorded approximately $18,000 of related stock-based compensation.

On September 1, 2018, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. These options have piggyback registration rights. During the year ended June 30, 2019, the Company recorded approximately $269,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $93,000 of stock option expense and $176,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events. During the year ended June 30, 2019, the Company recorded approximately $24,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $17,000 of stock option expense and $7,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Anne Ponugoti, Associate Director, Clinical Sciences of the Company, 5,000 shares of the Company’s common stock and 5,000 options to purchase common stock with the same vesting periods as the common stock and options issued to Ms. Harness. The total value of the 5,000 shares and 5,000 options were approximately $2,000 each, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the years ended June 30, 2019, the stock-based compensation expense was not significant. Ms. Ponugoti left the Company on January 15, 2019.

Purchase of Treasury Stock

On September 1, 2018, 38,930 restricted shares issued to Ms. Harness vested. The total taxable compensation to Ms. Harness for the 38,930 vested shares was approximately $3,690, based upon the closing stock price on August 31, 2018 of $0.40 a share.

The Company issued 29,658 common shares (net share issuance amount), which was approximately 76% of the 38,930 common shares due to be issued to Ms. Harness. The remaining 9,272 shares of common stock were withheld from Ms. Harness for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

On September 1, 2018, 533,334 restricted shares issued to Dr. Bertolino vested. The total taxable compensation to Dr. Bertolino for the 533,334 vested shares was approximately $87,140, based upon the closing stock price on August 31, 2018 of $0.40 a share.

The Company issued 314,387 common shares (net share issuance amount), which was approximately 59% of the 533,334 common shares due to be issued to Dr. Bertolino. The remaining 218,946 shares of common stock were withheld from Dr. Bertolino for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

There were 228,218 shares and 0 shares of treasury stock outstanding at June 30, 2019 and June 30, 2018, respectively, purchased at a total cumulative cost of $90,830 and $0 at June 30, 2019 and June 30, 2018, respectively.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(597,263)	$0.72
Total shares forfeited	(11,667)	$0.76
Total unvested shares outstanding at June 30, 2019	1,729,288	$0.51

Scheduled vesting for outstanding restricted stock awards at June 30, 2019 is as follows:

	Year Ending June 30,
	2020	2021	2022	Total

Scheduled vesting	1,137,562	572,262	19,464	1,729,288

As of June 30, 2019, there was approximately $0.4 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.3 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.02 years.

For the fiscal year ended June 30, 2018

On May 29, 2018, the Company issued (1) 55,000 stock options to purchase shares of the Company’s common stock which was vested immediately; (2) 50,000 stock shares, (3) additional 3-year 50,000 stock options, and (4) Bonus 3-year 50,000 stock options to a consultant for services rendered, exercisable for 3 years at $0.43 per share of common stock. The Company expensed these equity awards as below:

•	The 55,000 options vested on June 1, 2018. The value of these 55,000 options was approximately $8,000. During the year ended June 30, 2019 and 2018, the Company recorded approximately $0 and $8,000 of stock option expense for this grant, respectively.

•	The 50,000 restricted shares vest in four equal installments on June 1, 2018, December 1, 2018, June 1, 2019 and December 1, 2019. The value of these shares was approximately $22,000. During the year ended June 30, 2019 and 2018, the Company recorded approximately $11,000 and $6,000 of shares award expense for this 50,000 stock shares, respectively.

•	The additional 3-year 50,000 stock options will vest in four equal installments on June 1, 2018, December 1, 2018, June 1, 2019 and December 1, 2019 at an exercise price equal to the closing stock price on the day before vesting The value of the stock options was approximately $8,000. During the year ended June 30, 2019 and 2018, the Company recorded approximately $4,000 and $2,000 of stock option expense for this grant, respectively.

On February 1, 2018, the Company agreed to issue options to purchase 75,000 shares of common stock to each of two consultants for specified services to be provided from February 1, 2018 to January 31, 2019 in accordance with agreements with the consultants. During the year ended June 30, 2019 and 2018, the Company recorded approximately $30,000 and $31,000 of related stock-based compensation, respectively.

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

On September 1, 2017, the Company agreed to grant to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date and the remaining 50% upon the second anniversary of the effective date; (2) shares of the Company’s common stock close above $3.00 per share (as may be adjusted for any stock splits or similar actions); (3) the commencement of trading of shares of the Company’s common stock on a national securities exchange; or (4) upon a change in control of the Company. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options will be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring are met at an earlier date. At June 30, 2018, the Company determined that it was not probable that these accelerated vesting provisions would occur earlier than the scheduled vesting date. During the year ended June 30, 2018, the Company recorded approximately $477,000 of total stock-based compensation. The $477,000 of stock-based compensation expense for the year ended June 30, 2018 included approximately $166,000 of stock option expense and $311,000 of stock awards. During the year ended June 30, 2019, the Company recorded approximately $477,000 of total stock-based compensation. The $477,000 of stock-based compensation expense for the year ended June 30, 2018 included approximately $166,000 of stock option expense and $311,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the year ended June 30, 2019 and 2018, the Company recorded approximately $51,000 and $43,000 of total stock-based compensation, respectively. The $51,000 of stock-based compensation expense for the year ended June 30, 2019 included approximately $37,000 of stock option expense and $14,000 of stock awards. The $43,000 of stock-based compensation expense for the year ended June 30, 2018 included approximately $31,000 of stock option expense and $12,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Anne Ponugoti, under the 2016 Plan, ten-year options to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.705 per share, which shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one-third upon the second anniversary of the effective date, and the remaining one-third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 5,000 stock options were valued at approximately $3,000 and will be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the years ended June 30, 2019 and 2018, the stock-based compensation expense was not significant.

Exercise of options

See Note 10 for stock options exercised for the year ended June 30, 2019.

During the year ended June 30, 2018, there were no stock options exercised.

Stock Warrants Outstanding

Warrants to Purchase 5% convertible preferred stock (“Series B preferred stock”)

On October 5, 2018, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with one multi-family office for the sale of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock (“Series B preferred stock”), for aggregate gross proceeds of approximately $2.0 million. Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock.

The Company received the proceeds from the exercise of 2,780 warrants of approximately $2.7 million during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019. As of June 30, 2019, 1,196 shares of preferred stock were outstanding and warrants to purchase 7,720 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 14. Series B 5% convertible preferred stock to the financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K).

The warrants issued in connection with the Series B preferred stock are deemed to be free standing equity instruments and are recorded in permanent equity (additional paid in capital) based on a relative fair value allocation of proceeds (i.e. warrants’ relative fair value to the Series B preferred stock fair value (without the warrants)) with an offsetting discount to the Series B preferred stock. There were 2,780 Series 1-2 warrants exercised during the year ended June 30, 2019. As of June 30, 2019, 7,720 Series 1-4 warrants to purchase 7,720 preferred stock were outstanding (see Note 14. Series B 5% convertible preferred stock).

The following table summarizes the outstanding Series B preferred stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	-	$-	-	$-

Granted	10,500	982.50	2.00
Exercised	(2,780)	982.50	2.00
Expired	-	-
Outstanding at June 30, 2019	7,720	$985.50	1.21	$752,700

Warrants to Purchase Common Stock

On June 28, 2018, the Company entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which the Company agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent. The Company issued to Aspire Capital warrants to purchase 8,000,000 shares of its common stock exercisable for 5 years at an exercise price of $0.38 per share. The warrants were recorded within stockholders’ deficiency. The fair value of the warrants issued on June 28, 2018 was estimated on the date of issuance using the Black-Scholes-Merton Model that uses assumptions noted in the following table. The value of the warrants issued was approximately $1.7 million.

	Year Ended June 30,
	2019	2018
Expected term (in years)	5 - 10	3
Expected stock price volatility	67.34% - 104.11%	82.36%
Risk-free interest rate	2.51% - 2.86%	2.73%
Expected dividend yield	0	0

The following table summarizes the outstanding common stock warrants:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2017	-	$-	-	$-
Extended	-	-	-
Granted	8,000,000	0.38	5.0
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2018	8,000,000	$0.38	5.0	$-
Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2019	8,000,000	$0.38	4.0	$-

As of June 30, 2019 and 2018, 8,000,000 warrants to purchase shares of the Company’s common stock exercisable for 5 years at an exercise price of $0.38 per share were outstanding.

13. Equity Transactions

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO (See Note 10). As of June 30, 2019, 909,090 shares of Class B common stock were outstanding.

Securities Purchase Agreement Dated June 28, 2018

On June 28, 2018, the Company entered into a securities purchase agreement with Aspire Capital Fund, LLC, pursuant to which the Company sold to Aspire Capital 5,263,158 shares of Class A common stock for a purchase price of $2.0 million, without an underwriter or placement agent. The Company also issued to Aspire Capital 2,736,842 shares of Class A common stock and warrants to purchase 8,000,000 shares of Class A common stock, with such warrants having an exercise price equal to $0.38 per share, as a commitment fee. The securities purchase agreement provided for the sale of up to an additional $5.0 million of the Company’s common stock upon the satisfaction of certain milestones by September 30, 2018, which milestones were not achieved by the Company.

The commitment fee of $2.7 million was allocated to the $2 million offering first based on historical price discounts that Aspire Capital has received, and the balance of the commitment fee was allocated to the $5 million of potential future milestone funding from Aspire Capital. The portion of the commitment fee allocated to the $2 million of initial proceeds was approximately $0.5 million and was effectively netted against the $2 million of initial proceeds, resulting in a discounted purchase price of $0.29 per share. The remaining $2.2 million of the commitment fee was allocated to the future milestone funding and was fully expensed under Other Expenses as of June 30, 2018.

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On September 6, 2017, the Company entered into a purchase agreement with Aspire Capital, which replaced the prior 2015 $30 million Aspire Capital purchase agreement and provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over a 36-month term ending in September 2020. The Company issued 300,000 shares of its Class A common stock to Aspire Capital as a commitment fee. The commitment fee of approximately $215,000 was amortized pro-rata as the funding is received. The amortized amount of the commitment fee of $55,000 was recorded to additional paid-in capital for the year ended June 30, 2018. The remaining $159,000 of the commitment fee was carried on the balance sheet as deferred offering costs and was fully expensed in December 2018. The Company initially registered the sale of shares that Aspire Capital may purchase under the purchase agreement, but the registration of these shares will lapse September 2019 and the Company does not currently intend to effect another registration of the shares issuable under the purchase agreement. In addition, the trading price for the Company’s common stock has not satisfied the minimum $0.25 price condition under the purchase agreement and no sales may occur thereunder (See Note 2. Going Concern and Liquidity).

During the period from September 6, 2017 to June 30, 2019, the Company generated proceeds of approximately $7.7 million under the 2017 purchase agreement with Aspire Capital from the sale of approximately 16.7 million shares of its common stock. During the year ended June 30, 2019, the Company did not sell any shares to Aspire Capital under the purchase agreement.

On March 30, 2015, the Company entered into its prior purchase agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 36-month term of the 2015 purchase agreement. In consideration for entering into the 2015 purchase agreement, the Company issued to Aspire Capital 160,000 shares of its Class A common stock as a commitment fee. The commitment fee of approximately $499,000 was amortized as the funding was received. The unamortized portion of deferred offering costs of $227,000 was recorded to additional paid-in capital in September 2017 when the Company entered into the 2017 purchase agreement described above. During the period from July 1, 2017 to September 5, 2017, the Company generated proceeds of approximately $2.1 million under the 2015 purchase agreement with Aspire Capital from the sale of approximately 2.6 million shares of its common stock.

14. Series B 5% convertible preferred stock

Series B 5% convertible preferred stock purchase agreement

On October 5, 2018, as modified on May 9, 2019 (see Warrant Restructuring and Additional Issuance Agreement as described below), the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock ( “Series B preferred stock” or “preferred stock”), for aggregate gross proceeds of approximately $2.0 million. An initial closing for the sale of 1,250 shares of the Series B preferred stock closed on October 9, 2018, and a second closing for the sale of 750 shares of the Series B preferred stock closed on October 12, 2018. Under the Securities Purchase Agreement, the Company also issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock.

The Series B preferred stock is mandatorily redeemable under certain circumstances and, as such, is presented as a liability on the consolidated balance sheets. The Company has elected to measure the value of its preferred stock using the fair value method with offsetting discounts associated with the fair value allocated to the warrants and for the intrinsic value attributed to the beneficial conversion feature (“BCF”). The fair value of the Series B preferred stock (without the warrants) will be assessed at each subsequent reporting date with changes in fair value recorded in the profit and loss as a separate line item below the “loss from operations” section, in accordance with ASC 480-10-35-5.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of $357,000 under Other (income) expense in the accompanying consolidated Statements of Operations.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock at June 30, 2019 and the total dividends of approximately $42,000 are treated as interest during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019. The approximately $17,000 dividends was paid by issuance of Series B preferred stocks, so the remaining accrued dividends of $25,000 was recorded under Preferred stock liability as of June 30, 2019 and was paid by issuance of Series B preferred stocks subsequent to the balance sheet date.

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

Warrants

Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock.

The Series B Preferred shareholders’ warrants held were modified on May 9, 2019 (see Warrant Restructuring and Additional Issuance Agreement described below in this Note). Pursuant to this warrant restructuring agreement,  the Company had the option to compel these shareholders to exercise each month up to $250,000 of their Series 1 warrants. These warrant holders exercised a total of $250,000 of their warrants, starting from May 2019 through September 2019. In addition, subject to the satisfaction of certain circumstances, the Company may call for cancellation any or all of the warrants following 90 days after their issuance, for a payment in cash equal to 8% of the aggregate exercise price of the warrants being called. The warrants subject to any such call notice will be cancelled 30 days following the Company’s payment of the call fee, provided that the warrant holders have not exercised the warrants prior to cancellation.

Exercise of warrants

During the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019, the Company issued 2,780 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $2.73 million, upon exercise of 2,780 warrants issued by the Company in October 2018.

As of June 30, 2019, Series 1-4 warrants to purchase 7,720 shares of Series B preferred stock were outstanding.

Conversion of preferred stock to common stock

During the years ended June 30, 2019, the two preferred stockholders converted 3,891 shares of Series B preferred stock into 39.2 million shares of common stock.

With regard to conversions, the Company reversed Series B preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $3,068,000 based on the proportion of Series B preferred stock converted relative to the original total issued.

As of June 30, 2019, 1,096 shares of Series B 5% convertible preferred stock were outstanding.

Warrant Restructuring and Additional Issuance Agreement

On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (“Issuance Agreement”) with the Series B investors of its Series B preferred stock and warrants to purchase Series B preferred stock. Pursuant to the Issuance Agreement, the Series B investors have agreed, subject to the conditions set forth therein, to exercise existing warrants to purchase 500 shares of preferred stock and to amend the existing warrants to permit the Company to compel the exercise of up to $400,000 of existing warrants each calendar month commencing June 3, 2019 and ending November 1, 2019, or, if earlier, until the aggregate amount of the forced exercises is $2,000,000. As consideration for the Series B investors entering into the Issuance Agreement, the Company has issued 100 shares of preferred stock and warrants to purchase 2,500 shares of preferred stock (“Series 4 warrants”) to the Series B investors. In addition, the Company extended the termination date for the Series 1 warrants issued in October 2018 by six months, and has agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock.

The warrants were modified in accordance with ASC 470-50 and, as a result, immediately prior to the modification, the Company recognized a loss of approximately $63,000 to change in fair value of preferred stock liabilities under Other (income) expense in the accompanying consolidated Statements of Operations.

Subsequent to the modification, the Company recognized an expense of approximately $294,000 due to the above modification of Series B preferred stock terms in the accompanying consolidated statements of operations

The fair value of the Series B convertible preferred stock is measured in accordance with ASC 820 “Fair Value Measurement,” using “Monte Carlo simulation” modeling, incorporating the following inputs:

	June 30, 2019	May 9, 2019

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.5%	51.9%
Risk-free interest rate	2.18%	2.43%
Expected term of warrants (years)	0.1	0.25
Stock price	$535.12	$535.12
Exercise price	$982.50	$982.50

15. Fair Value Measurement

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019.

Series B 5% convertible preferred stock liability	2019
Balance, beginning of year	$—
Issuance of preferred stock at fair value	1,116,000
Issuance of preferred stock by exercise of 1,275 warrants	2,895,000
Conversion of preferred stock to common stock	(3,068,000)
Change in fair value of preferred stock due to modification of terms	(357,000)
Issuance of 100 shares valued at $535.12 per share Series B Preferred Stock per May 2019 Modification	54,000
Contingent consideration	214,000
5% accrued dividend (1)	25,000
Balance, end of year	$879,000

(1)	The 5% accrued dividend is reported in interest expense—preferred stock.

The total dividends of approximately $42,000 are treated as interest expense – preferred stock during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019. The approximately $17,000 of the Series B preferred stock dividends was paid by issuance of Series B preferred stocks, so the remaining accrued dividends of $25,000 was recorded under Preferred stock liability as of June 30, 2019 and was paid by issuance of Series B preferred stocks subsequent to the balance sheet date.

16. Income Taxes

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

The Company has incurred operating losses since its inception and therefore no tax liabilities have been incurred for the periods presented. The amount of unused tax losses (“NOL”) available for carryforward and to be applied against taxable income in future years totaled approximately $78.39 million at June 30, 2019. The Tax Cuts and Jobs Act changes the rules on NOL carryforwards. The 20-year limitation was eliminated for losses incurred for the 2018 tax year, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80% of taxable income. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.

The income tax provision benefit differs from the amount of tax determined by applying the Federal and States statutory rates as follows:

	June 30, 2019	June 30, 2018
Book income at federal statutory rate	21.00%	28.19%
State income tax, net of federal tax benefit	6.64%	6.02%
Change in valuation allowance	(43.68)%	13.50%
Research and development credit	5.00%	6.95%
Permanent difference	1.05%	-%
Change in Federal Statutory Rate	-%	(54.66)%
Others - net	9.99%	-%
Total	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the fiscal years ended June 30, 2019 and 2018. The components of deferred tax assets as of June 30, 2019 and 2018 are as follows (rounded to nearest thousand):

	June 30, 2019	June 30, 2018
Deferred tax assets:
Net operating loss carry forwards	$21,416,000	$18,010,000
Accrued payroll	807,000	807,000
Stock compensation	2,943,000	2,649,000
Research and development credit	5,193,000	5,088,000
Other	100,000	114,000
	$30,459,000	$26,668,000
Valuation allowance	(30,459,000)	(26,668,000)
Total deferred taxes	$-	$-

17. Subsequent Events

Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS).

Under the terms of the License Agreement, Alfasigma will make an initial payment to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first phase III clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. In addition, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

Equity Transactions

From July 1, 2019 to September 30, 2019, the Company issued 1,045 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of approximately $1.0 million, upon exercise of 1,045 warrants. In addition, there were 890 preferred stock shares converted to approximately 0.9 million shares of common stock.

On September 1, 2019, the Company issued to Dr. Bertolino for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $71,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. These options were issued with an exercise price of $0.132 and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a three year option term. These options have piggyback registration rights.

On September 1, 2019, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. These options were issued with an exercise price of $0.132 and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events.

Increased Capitalization Charter Amendment

On September 20, 2019, the Company amended its Articles of Incorporation to increase the number of authorized shares of Class A common stock from 300 million to 600 million, following stockholder approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

(a) Dismissal of Previous independent registered public accounting firm

On December 13, 2018, the Company dismissed Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm. This dismissal was approved by the Company’s Audit Committee.

Baker Tilly’s reports on the Company’s financial statements as of and for the years ended June 30, 2018 and June 30, 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that Baker Tilly’s report for the year ended June 30, 2018 contained an explanatory paragraph indicating that there was substantial doubt about the ability of the Company to continue as a going concern.

During the fiscal years ended June 30, 2018 and June 30, 2017 and from July 1, 2018 through December 13, 2018, Baker Tilly’s date of dismissal, there were: (i) no disagreements between the Company and Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of Baker Tilly, would have caused Baker Tilly to make reference to the subject matter of the disagreement(s) in their report; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v)(A)-(D) of Regulation S-K).

The Company provided Baker Tilly with a copy of the above disclosure prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested that Baker Tilly furnish the Company with a letter addressed to the SEC stating whether or not Baker Tilly agrees with the above disclosure, and if not, stating the aspects with which Baker Tilly does not agree. A copy of the letter provided by Baker Tilly was attached to a Current Report on Form 8-K filed by the Company on December 18, 2018 as Exhibit 16.1.

(b) New independent registered public accounting firm

On December 17, 2018, the Company, at the direction of the Audit Committee, engaged Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) as the Company’s independent registered public accounting firm. During the fiscal years ended June 30, 2018 and June 30, 2017 and from July 1, 2018 through December 17, 2018, Pinnacle’s date of engagement, neither the Company nor anyone acting on its behalf consulted Pinnacle with respect to either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided by Pinnacle to the Company that Pinnacle concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of June 30, 2019, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

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

Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal control over financial reporting, even if determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following provides information regarding current members of the Company’s Board of Directors (the “Board”), which consists of four members, and the Company’s executive officers. Each director is elected for a term ending at the next annual meeting of stockholders or until his or her successor is elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board.

Name	Age	Position with the Company	Director Since
Leo Ehrlich	61	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Barry Schechter	55	Director	October 2014
Zorik Spektor	62	Director	April 2015
Arthur P. Bertolino	64	President and Chief Medical Officer and Director	January 2019
Jane Harness	50	Sr. Vice President, Clinical Sciences and Portfolio Management	—

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

Arthur P. Bertolino, MD, PhD, MBA, joined the Company as President and Chief Medical Officer in June 2016 and was appointed as a member of the Board in January 2019 . Dr. Bertolino held several key positions at Novartis Institutes for Biomedical Research (“NIBR”) from 2008 to 2013, including Vice President of Dermatology and Vice President & Global Head of Translational Medicine for Dermatology. During his time at NIBR, Dr. Bertolino was integral to the marketing approval of Ilaris (canakinumab) in the United States, European Union and Switzerland. He also led the early clinical program of Cosentyx™ (secukinumab) and late stage supportive submission studies. In addition, Dr. Bertolino held positions as Senior Medical Director and Senior Director of Dermatology at Pfizer, Inc. from 2003 to 2007. Among other accomplishments at Pfizer, he led clinical programs for over a half-dozen new chemical entities involving Phase 1 and Phase 2 studies and contributed to planning for Phase 3 studies. Dr. Bertolino led FDA clinical interactions at entitlement meetings for Pfizer’s dermatology products and served as Pfizer’s dermatology spokesperson. Dr. Bertolino served as Chief Medical Officer and Vice President of Medical Affairs at Peplin, Inc. from 2007 to 2008, where he led Phase 2 programs and designed and drove initial Phase 3 programs that contributed to FDA approval of Picato (ingenol mebutate). Dr. Bertolino also held the position of Executive Vice President and Chief Medical Officer at Revance Therapeutics from 2014 to 2016, where he, among other responsibilities, supervised all aspects of clinical staff and programs and regulatory affairs. Dr. Bertolino earned a BS in Chemistry/Biochemistry from SUNY Stony Brook, an MD and PhD in Pharmacology from The Johns Hopkins University School of Medicine, and an MBA from the University of Michigan Stephen M. Ross School of Business.

The Board has determined that Dr. Bertolino’s extensive knowledge of the Company and its drug candidates and extensive medical knowledge and research experience make him a suitable member of the Company’s Board of Directors.

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

The Board and Committees of the Board

The Company is governed by the Board, which currently consists of four members: Mr. Leo Ehrlich, Dr. Arthur Bertolino, Dr. Barry Schechter, and Dr. Zorik Spektor. The Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is comprised entirely of independent directors. The Board has adopted written charters for each of its committees which are available on the Company’s website at http://www.ipharminc.com. A copy of the Company’s corporate governance guidelines is also available on the Company’s website. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc., 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. All directors are encouraged to attend meetings of stockholders, either in person or remotely, absent an unavoidable and irreconcilable conflict. Each director attended more than 75% of the aggregate number of Board meetings, except Dr. Zorik Spektor and the number of meetings held by all of the committees on which he served.

The Board’s Role in Risk Oversight

The Board has the responsibility to verify that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive and to achieve its objectives.

Audit Committee

The Audit Committee met four times in fiscal year 2019. The Audit Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee is responsible for, among other things:

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

Compensation Committee

The Compensation Committee held one meeting in fiscal 2019. The Compensation Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Nominating and Governance Committee

The Nominating and Governance Committee did not hold any meetings in fiscal 2019. Our Nominating and Governance Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominating and Governance Committee is responsible for, among other things:

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

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.ipharminc.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc, 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915. During the fiscal year ended June 30, 2019, there were no waivers of our Code of Ethics.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2019, other than a Form 4 for each of Dr. Bertolino and Ms. Harness due on September 4, 2018 and filed on September 24, 2018.

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

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Total
Leo Ehrlich	2019	$465,850	$—	$—	$—	$465,850
Chief Executive and Financial Officer	2018	$465,850	$—	$—	$—	$465,850

Arthur P. Bertolino	2019	$440,000	$—	$424,533	$224,677	$1,089,210
President and Chief Medical Officer	2018	$440,000	$176,000	$752,000	$398,954	$1,766,954

Jane Harness	2019	$275,000	$—	$23,241	$62,907	$361,148
Sr. Vice President, Clinical Sciences and Portfolio Management	2018	$275,000	$90,750	$41,168	$111,702	$518,620

_____________

(1)	The June 30, 2018 bonus for Dr. Bertolino has been accrued but is unpaid. The June 30, 2018 bonus for Ms. Harness has been accrued but is unpaid.

(2)

Amounts shown reflect the total grant date fair value of restricted stock and option awards, determined in accordance with ASC 718, made during fiscal years 2018 and 2019. Amounts shown do not represent cash payments made to Dr. Bertolino or Ms. Harness, amounts realized or amounts that may be realized. Refer to Notes 12 to the accompanying financial statements for a discussion on the valuation of the restricted stock and option awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Leo Ehrlich	17,090,910	—	$0.11	12/29/2020	—	—
	2,000,000		$0.51	5/8/2022	—	—

Arthur P. Bertolino(2)	617,839	—	$1.39	6/27/2026	—	—
	308,919	308,920	$0.71	9/1/2027	533,334	$101,333
		617,839	$0.40	9/1/2028	1,066,667	$202,666

Jane Harness(3)	163,377	9,610	$1.37	9/1/2026	19,464	$3,698
	57,662	115,325	$0.71	9/1/2027	38,929	$7,396
		172,987	$0.40	9/1/2028	58,394	$11,094

_____________

(1)	Market value is based on a stock price of $0.19, the closing price of the Company’s common stock on June 28, 2019, and the outstanding number of shares of restricted stock.

(2)

The 2017 unvested stock options vest in two equal annual installments on September 1, 2018 and 2019 or upon the occurrence of certain events. The restricted stock vests in two equal annual installments beginning on September 1, 2018 or upon the occurrence of certain events.

The 2018 unvested stock options vest in two equal annual installments on September 1, 2019 and 2020 or upon the occurrence of certain events. The restricted stock vests in two equal annual installments beginning on September 1, 2019 or upon the occurrence of certain events.

(3)

The unvested 2017 stock options vest in three equal annual installments on September 1, 2018, 2019 and 2020. Remaining unvested 2017 stock options continue to vest monthly in equal portions. Represents shares withheld for payment of tax liability arising as a result of the partial settlement of restricted stock awards that vested. The restricted stock vests in three equal annual installments beginning on September 1, 2018.

The unvested 2018 stock options vest in three equal annual installments on September 1, 2019, 2020 and 2021. Remaining unvested 2018 stock options continue to vest monthly in equal portions. Represents shares withheld for payment of tax liability arising as a result of the partial settlement of restricted stock awards that vested. The restricted stock vests in three equal annual installments beginning on September 1, 2019.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended June 30, 2019. None of Dr. Menon, Mr. Ehrlich or Dr. Bertolino was compensated for his service as a director in 2019.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Dr. Krishna Menon(2)	—	$48,526	(1)	$48,526
Dr. Barry Schechter	$25,000	—		$25,000
Dr. Zorik Spektor	$25,000	—		$25,000
Mr. Mark R. Tobin(3)	$12,500	—		$12,500

(1) Represents salary paid to Dr. Menon.

(2) Dr. Menon resigned as a director on December 11, 2018.

(3) Mr. Tobin resigned as a director on December 31, 2018.

As of June 30, 2019, each of Dr. Schechter and Dr. Spektor held an option to purchase 19,655 shares of the Company’s Class A common stock.

Narrative to Director Compensation Table

Each of our independent directors has entered into agreements with the Company, pursuant to which each director will receive quarterly cash fees in the amount of $6,250, in addition to 20,000 shares of restricted stock upon the successful listing of the Company’s common stock on the Nasdaq Capital Market and options with a five-year term and a Black-Scholes-Merton value of $20,000 on the date of issuance, which options were issued in June 2016. Our inside directors do not receive any additional compensation for the services they provide to us as directors. Directors are reimbursed for out-of-pocket expenses incurred as a result of their participation on our Board and committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of August 8, 2019, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. The address of each of the persons set forth below is in care of Innovation Pharmaceuticals Inc., 100 Cummings Center, Suite 151-B, Beverly, Massachusetts 01915.

Name of Beneficial Owner	Shares Beneficially Owned(1)				% of
	Class A		Class B		Total Voting
	Shares	%	Shares	%	Power(2)
Officers and Directors
Leo Ehrlich(3)	34,159,412	14.9	18,000,000	100	50.1
Arthur P. Bertolino(4)	4,025,524	1.9	—	—	1.9
Barry Schechter(5)	269,665	*	—	—	*
Zorik Spektor(5)	44,665	*	—	—	*
Jane Harness(6)	505,828	*	—	—	*
All current executive officers and directors as a group (5 persons)(7)	39,005,094	16.8	—	—	51.1
5% Stockholders
Krishna Menon(8)	15,043,286	7.3	—	—	7.0

____________

*	Denotes less than 1%.

(1)	“Beneficial owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities or convertible debt convertible into common stock, that are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. For each stockholder, the calculation of percentage of beneficial ownership is based upon 205,620,200 shares of Class A common stock and 909,090 shares of Class B common stock outstanding as of August 8, 2019, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or are exercisable within 60 days of August 8, 2019, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

(2)	Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, voting together as a single class. Each holder of Class B common stock is entitled to ten votes per share of Class B common stock, and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis.

(3)	Includes (i) 7,335,002 shares of Class A common stock held directly by Mr. Ehrlich, (ii) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (iii) 4,072,100 shares of Class A common stock into which a convertible loan and accrued interest in the amount of $2.0 million may be converted at $0.50 per share, (iv) vested options to purchase 2,000,000 shares of Class A common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan, (v) 909,090 shares of Class B common stock held directly by Mr. Ehrlich, and (vi) vested options to purchase 17,090,910 shares of Class B common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(4)	Includes 1,544,597 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of August 8, 2019.

(5)	For each of Messrs. Schechter and Spektor, includes 19,665 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of August 8, 2019.

(6)	Includes 345,974 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of August 8, 2019.

(7)	Includes 26,002,001 shares of Class A common stock and 17,090,910 shares of Class B common stock issuable upon the exercise of stock options, warrants or other conversion rights, or in the case of Class A common stock, upon the conversion of Class B common stock, in each case that are currently exercisable or are exercisable within 60 days of August 8, 2019.

(8)	Consists of 15,043,286 shares of Class A common stock held by the Menon Family Trust, for which Dr. Menon serves as trustee.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	19,509,905	$0.17	19,581,005
Equity compensation plans not approved by stockholders (2)	3,159,978	$0.73	13,464,839
Total	22,669,883	$0.24	33,045,844

__________________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Audit Committee’s charter requires it to approve or ratify certain transactions involving the Company and “related persons,” as defined under the relevant SEC rules. Any transaction with a related person, other than transactions available to all employees generally or involving aggregate amounts of less than $120,000, must be approved or ratified by the Audit Committee. The policy applies to all executive officers, directors and their family members and entities in which any of these individuals has a substantial ownership interest or control. None of such related persons has been involved in any transactions with us since the beginning of fiscal 2019 which are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. For information about transactions with related persons that were entered into before fiscal 2019, see Notes 9 and 10 in the accompanying notes to the financial statements.

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). The Board has determined that the following members of the Board are independent as defined in applicable SEC and Nasdaq rules and regulations, and that each constitutes an “Independent Director” as defined in Nasdaq Listing Rule 5605: Dr. Barry Schechter and Dr. Zorik Spektor.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior fiscal year to Baker Tilly Virchow Krause, LLP (“Baker Tilly”), which served as the Company’s independent registered public accounting firm prior to December 13, 2018, Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah), which served as the Company’s independent registered public accounting firm since December 17, 2018.

The following table sets forth the aggregate fees for professional audit services rendered by Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2019, and fees billed for other services provided by Pinnacle in the fiscal year ended June 30, 2019. No fees were billed to the Company by Pinnacle during the fiscal year ended June 30, 2018. The Board of Directors has approved all of the following fees.

Fiscal year ended June 30, 2018

(Rounded to nearest thousand)	Baker Tilly
1. Audit fees	$193,000
2. Audit-related fees	-
3. Tax fees	-
4. All other fees	-
Totals	$193,000

Fiscal year ended June 30, 2019

(Rounded to nearest thousand)	Pinnacle	Baker Tilly
1. Audit fees	$56,000	$17,000
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	3,000
Totals	$56,000	$20,000

_______________

(1) Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Pinnacle in connection with our statutory and regulatory filings or engagements.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Pinnacle for our financial statements as of and for the year ended June 30, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial statements

See Index to financial statements and Supplemental Data under Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Innovation Pharmaceuticals Inc.	Filed herewith.
3.2	Amended and Restated Bylaws of Innovation Pharmaceuticals Inc.	Exhibit 3.2 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017
3.3	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B 5% Convertible Preferred Stock of Innovation Pharmaceuticals Inc.	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on May 10, 2019
4.1	Description of Class A common stock	Filed herewith.
4.2	Form of Warrant to Purchase Common Stock	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on June 29, 2018
4.3	Form of Series 1-3 Warrant to Purchase Series B Preferred Stock	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on October 5, 2018
4.4	Form of Series 4 Warrant to Purchase Series B Preferred Stock	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on May 10, 2019
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.20 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.2

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix

Exhibit 10.21 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to Cellceutix	Exhibit 10.22 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.4	Material Transfer Agreement With Beth Israel Deaconess	Exhibit 10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014 (File No. 001-37357)
10.5	Agreement dated August 28, 2014 between Cellceutix Corporation and Aruda, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.6	Amendment among Cellceutix Corporation, Wayne Aruda and Aruda Inc.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.7	Exclusive License Agreement, dated July 18, 2019, between the Company and Alfasigma S.p.A.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 22, 2019
10.8	Common Stock Purchase Agreement, dated as of September 6, 2017, between the Company and Aspire Capital Fund, LLC	Exhibit 10.6 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
10.9	Registration Rights Agreement, dated as of September 6, 2017, between the Company and Aspire Capital Fund, LLC	Exhibit 10.7 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
10.10	Securities Purchase Agreement, dated October 5, 2018, between the Company and the investors party thereto.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 9, 2018
10.11	Form of Warrant Restructuring and Additional Issuance Agreement, dated May 9, 2019, between the Company and the investors party thereto.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 10, 2019

10.12	Demand Unsecured Note between Cellceutix Corporation and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011(File No. 001-37357)
10.13*	Employment Agreement between the Company and Dr. Arthur P. Bertolino.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.14*	Form of executive employment agreement	Exhibit 10.1 to the Form 10-Q of the Company for the quarterly period ended September 30, 2016 filed on November 9, 2016 (File No. 001-37357)
10.15*	Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011 (File No. 001-37357)
10.16*	Form of Non-qualified Stock Option Agreement for the Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 10.16 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
10.17*	Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.18*	Form of Incentive Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.19*	Form of Non-qualified Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.20*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.21*	Form of Restricted Stock Award Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.22*	Form of Restricted Stock Award Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
21.1	Subsidiaries of Innovation Pharmaceuticals Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	President of Research Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
31.2	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	President of Research Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Cash Flows, (v) the Statements of Equity and (vi) related notes

Filed herewith
____________

* Identifies a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovation Pharmaceuticals Inc.
(Registrant)

Date: September 30, 2019	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary)

Date: September 30, 2019	By:	/s/ Arthur P. Bertolino
	Name:	Arthur P. Bertolino
	Title:	President and Chief Medical Officer

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

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 30, 2019
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Arthur P. Bertolino	President, Chief Medical Officer and Director	September 30, 2019
Arthur P. Bertolino

/s/ Barry Schechter	Director	September 30, 2019
Barry Schechter

/s/ Zorik Spektor	Director	September 30, 2019
Zorik Spektor

