Form 10-Q
period 2019-09-30
Innovation Pharmaceuticals Inc.
filed 2019-11-13
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	212,369,124
Common Stock Class B, $0.0001 par value	909,090

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended September 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Rounded to nearest thousand except for shares data)

	September 30,	June 30,
	2019	2019
ASSETS
Current Assets:
Cash	$910,000	$579,000
Prepaid expenses and other current assets	57,000	46,000
Total Current Assets	967,000	625,000
Other Assets:
Patent costs - net	3,270,000	3,342,000
Property, plant and equipment -net	-	1,000
Security deposit	78,000	78,000
Total Other Assets	3,348,000	3,421,000
Total Assets	$4,315,000	$4,046,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,498,000 and $1,511,000, respectively)	$2,143,000	$2,127,000
Accrued expenses - (including related party accruals of approx. $42,000 and $45,000, respectively)	82,000	85,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $3,129,000 and $3,129,000, respectively)	3,201,000	3,162,000
Operating lease current liability	120,000	-
Note payable - related party	1,922,000	1,922,000
Total Current Liabilities	7,468,000	7,296,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 1,584 and 1,196 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	868,000	879,000
Operating lease long term liability	523,000	-
Total Liabilities	8,859,000	8,175,000
Commitments and contingencies (Note 9)
Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 600,000,000 shares and 300,000,000 shares authorized, as of September 30, 2019 and June 30, 2019, respectively, 213,028,572 shares and 202,860,141 shares issued as of September 30, 2019 and June 30, 2019, respectively, 212,369,124 shares and 202,631,923 shares outstanding as of September 30, 2019 and June 30, 2019, respectively	22,000	21,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 909,090 shares and 909,090 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	-	-
Additional paid-in capital	91,726,000	90,537,000
Accumulated deficit	(96,146,000)	(94,596,000)
Treasury Stock, at cost (659,448 shares and 228,218 shares as of September 30, 2019 and June 30, 2019, respectively)	(146,000)	(91,000)
Total Stockholders’ Deficiency	(4,544,000)	(4,129,000)
Total Liabilities and Stockholders’ Deficiency	$4,315,000	$4,046,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2019	2018
Revenues
Licensing income	$400,000	$-

Operating expenses:
Research and development expenses	803,000	1,357,000
General and administrative expenses	265,000	260,000
Officers’ payroll and payroll tax expenses	118,000	123,000
Professional fees	155,000	259,000
Total operating expenses	1,341,000	1,999,000

Loss from operations	(941,000)	(1,999,000)

Other income (expense)
Interest expense	(48,000)	(51,000)
Interest expense- preferred stock	(20,000)	-
Change in fair value of preferred stock	102,000	-
Impairment expense of operating lease	(643,000)	-
Total other expense - net	(609,000)	(51,000)

Loss before provision for income taxes	(1,550,000)	(2,050,000)
Provision for income taxes	-	-

Net loss	$(1,550,000)	$(2,050,000)

Basic and diluted loss per share attributable to common stockholders	$(0.01)	$(0.01)

Weighted average number of common shares	205,666,583	163,284,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three Months Ended September 30, 2018

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2018	163,103,927	$17,000	-	$-	$83,747,000	$(85,915,000)	-	$-	$(2,151,000)

Shares issued to consultant for services at $0.84 - $1.38	-	-	-	-	3,000	-	-	-	3,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	112,000	-	-	-	112,000
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	10,000	-	-	-	10,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	60,000	-	-	-	60,000
Issuance of 572,264 shares to Officer and employee	572,264	-	-	-	-	-	-	-	-
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	12,000	-	-	-	12,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	32,000	-	-	-	32,000
Net loss for the three months ended 9/30/2018	-	-	-	-		(2,050,000)	-	-	(2,050,000)
Balance at September 30, 2018	163,676,191	$17,000	-	$-	$83,976,000	$(87,965,000)	-	$-	$(3,972,000)

For the Three Months Ended September 30, 2019

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2019	202,631,923	$21,000	909,090	$-	$90,537,000	$(94,596,000)	228,218	$(91,000)	$(4,129,000)

Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	65,000	-	-	-	65,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	124,000	-	-	-	124,000
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	28,000	-	-	-	28,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	10,000	-	-	-	10,000
Shares issued to consultant for services at $0.43	-	-	-	-	3,000	-	-	-	3,000
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	6,000	-	-	-	6,000
Issuance of 12,500 shares to Consultant	12,500	-	-	-	-	-	-	-	-
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	-	-	-	-	-	-	-	-
Issuance of shares for tax purposes as Treasury Shares	(421,611)	-	-	-	-	-	421,611	(54,000)	(54,000)
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	-	-	-	-	-	-	-	-
Issuance of shares for tax purposes as Treasury Shares	(9,619)	-	-	-	-	-	9,619	(1,000)	(1,000)
Conversion of 890 preferred stocks to 9,030,870 common stock	9,030,870	1,000	-	-	475,000	-	-	-	476,000
Excess of exercise price of 1,045 warrants over fair value	-	-	-	-	478,000	-	-	-	478,000
Net loss for the 3 months ended 9/30/2019 - unaudited	-	-	-	-	-	(1,550,000)	-	-	(1,550,000)

Balance at September 30, 2019	212,369,124	$22,000	909,090	$-	$91,726,000	$(96,146,000)	659,448	$(146,000)	$(4,544,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,550,000)	$(2,050,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as compensation	236,000	229,000
Amortization of patent costs	93,000	94,000
Interest expense-preferred stock	20,000	-
Change in fair value of preferred stock	(102,000)	-
Impairment expense of operating lease	643,000	-
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	(11,000)	43,000
Accounts payable	16,000	(395,000)
Accrued expenses	(3,000)	(92,000)
Accrued officers’ salaries and payroll taxes	38,000	72,000

Net cash used in operating activities	(620,000)	(2,099,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(21,000)	(19,000)

Net cash used in investing activities	(21,000)	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,027,000	-
Purchase of treasury stock	(55,000)	-

Net cash provided by financing activities	972,000	-

NET DECREASE IN CASH	331,000	(2,118,000)

CASH, BEGINNING OF PERIOD	579,000	2,424,000

CASH, END OF PERIOD	$910,000	$306,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$51,000	$63,000
Cash paid for tax	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Conversion of Series B Convertible Preferred stock to Common stock	$476,000	$-
Excess of exercise price of 1,045 warrants over fair value	$478,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Note 1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2019, included in our Annual Report on Form 10-K for the year ended June 30, 2019.

In the opinion of the management of Innovation Pharmaceuticals Inc., all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company,” “we,” “us” or “our” mean Innovation Pharmaceuticals Inc.

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

The Company is a clinical stage biopharmaceutical company. The Company’s common stock is quoted on OTCQB, symbol “IPIX.”

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation, a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the three months ended September 30, 2019 and 2018 were not significant.

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Brilacidin and Kevetrin, and advancing them as quickly as possible along the regulatory pathway. We aim to develop the highest quality data and broadest intellectual property to support our compounds. We discontinued our Prurisol psoriasis program.

We currently own all development and marketing rights to our products, other than the rights granted to Alfasigma S.p.A. in July 2019, for the development, manufacturing and commercialization of locally-administered Brilacidin for UP/UPS. In order to successfully develop and market our products, we may have to partner with additional companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

Note 2. Going Concern and Liquidity

These financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and development of our compounds and our corporate general and administrative expenses. As of September 30, 2019, the Company has an accumulated deficit of approximately $96.1 million, representative of recurring losses since inception. The Company earned $0.4 million as an initial upfront payment under the terms of the License Agreement with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). The Company does not currently have any products on the market and will continue to not have significant revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) and/ or other health authorities approval, or generates income from the licensing of its drugs. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.5 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

As of September 30, 2019, the Company’s cash amounted to $0.9 million and current liabilities amounted to $7.5 million, of which $3.5 million were payables to related parties with no immediate payment terms and $2.9 million was payable to one shareholder who is our former director and officer of the Company (see Note 10. Related Party Transactions and Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements). The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the three months ended September 30, 2019 was approximately $0.6 million, and current projections indicate that the Company will continue to have negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the three months ended September 30, 2019 and 2018, amounted to $1.6 million and $2.1 million, respectively, and we had a working capital deficit of approximately $6.5 million and $6.7 million, respectively at September 30, 2019 and June 30, 2019.

The Company’s primary sources of liquidity are cash and cash equivalents as well as issuances of its equity securities. During the three months ended September 30, 2019, the Company issued 1,045 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $1.0 million, upon exercise of 1,045 warrants. As of September 30, 2019, Series 1-4 warrants to purchase 6,675 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to to the condensed consolidated financial statements).

The amount of cash and cash equivalents at September 30, 2019 is approximately $0.9 million. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without raising additional capital in the future. These financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

Basic Loss per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares and unvested restricted stock. Common share equivalents of 52,456,967 and 56,271,542 shares of common stock were excluded from the computation of diluted loss per share for the three months ended September 30, 2019 and 2018, respectively, because we incurred net losses for the three months ended September 30, 2019 and 2018, and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 659,448 shares and 228,218 shares of treasury stock outstanding, purchased at a total cumulative cost of $146,000 and $91,000 as of September 30, 2019 and June 30, 2019, respectively (see Note 12. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding to the condensed consolidated financial statements).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants, is recorded at its acquisition cost and these shares are not considered outstanding.

Revenue Recognition

On July 1, 2019, the Company adopted the new accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of July 1, 2019. The adoption of ASC Topic 606 did not have impact on the Company’s consolidated financial statements or cash flows, for the Company had no revenue and no contracts which were not completed as of July 1, 2019.

The Company has acquired and further developed license rights to Functional Intellectual Property (“functional IP”) that it licenses to customers for defined license periods. A functional IP license is a license to intellectual property that has significant standalone functionality that does not include supporting or maintaining the intellectual property during the license period. The Company’s patented drug formulas have significant standalone functionality in the form of their abilities to treat a disease or condition. Further, there is no expectation that the Company will undertake any activities to change the functionality of the drug formulas during the license periods (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).

Under the terms of the License Agreement, Alfasigma made an initial non-refundable payment of $0.4 million to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first phase III clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. In addition, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration.

To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract, including whether they are distinct in the context of the contract;

(iii)	determine the transaction price, including the constraint on variable consideration;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. If a promised good or service is not distinct, it is combined with other performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The terms of the Company’s licensing agreement include the following:

(i)	up-front fees;

(ii)	milestone payments related to the achievement of development, regulatory, or commercial goals; and

(iii)	royalties on net sales of licensed products.

License of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If not distinct, the license is combined with other performance obligations in the contract. For licenses that are combined with other performance obligations, the Company assesses the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service. If the milestone payment is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the amount is allocated to all performance obligations using the relative standalone selling price method. The Company also evaluates the milestone to determine whether they are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated, otherwise, such amounts are constrained and excluded from the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the transaction price. Any such adjustments to the transaction price are allocated to the performance obligations on the same basis as at contract inception. Amounts allocated to a satisfied performance obligation shall be recognized as revenue, or as a reduction of revenue, in the period in which the transaction price changes.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) in accordance with the royalty recognition constraint.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50. Effective July 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

The Company followed the accounting guidance in ASC 505-50-30-11 until July 1, 2019 which provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.	The date at which the counterparty’s performance is complete.

Upon the adoption of ASU 2018-07, the Company measured the fair value of equity instruments for nonemployee based payment awards on the grant date.

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months ended September 30, 2019 and 2018 are as follows (rounded to nearest thousand):

	Three months ended September 30
	2019	2018
Research and development expenses
Professional fees	$9,000	$13,000
Employees’ bonus	38,000	44,000
Officers’ bonus	189,000	172,000
Total stock-based compensation expense	$236,000	$229,000

Recent Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. This new pronouncement has been adopted in the first quarter of fiscal 2020 and did not have a material effect on the Company’s financial position, results of operations or cash flows.

Prior to July 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on July 1, 2019 resulted in the recognition of operating lease right-of-use assets of approximately $670,000, lease liabilities for operating leases of approximately $670,000, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. The Company determined that the operating lease right-of-use asset is impaired as of September 30, 2019, and it recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 at September 30, 2019 (see Note 8. Operating Lease to the condensed consolidated financial statements).

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	September 30, 2019	June 30, 2019

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,139,000	1,118,000
		5,365,000	5,344,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,841,000)	(1,765,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(254,000)	(237,000)
Total		$3,270,000	$3,342,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2019 and 2018 was approximately $93,000 and $94,000, respectively.

At September 30, 2019, the future amortization period for all patents was approximately 5.93 years to 16.75 years. Future estimated annual amortization expenses are approximately $278,000 for the year ending June 30, 2020, $371,000 for each year from 2021 to 2024, and total of $1,508,000 for the year ending June 30, 2025 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2019	June 30, 2019

Accrued research and development consulting fees	$40,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	34,000	37,000

Total	$82,000	$85,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2019	June 30, 2019

Accrued salaries - related parties	$2,999,000	$2,999,000
Accrued payroll taxes - related parties	130,000	130,000
Withholding tax – payroll & other taxes	72,000	33,000

Total	$3,201,000	$3,162,000

7. Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS).

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first phase III clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

8. Operating Leases

The Company renewed a 60-month lease to lease approximately 12,500 square feet of office space on October 1, 2018 for an additional 5 years with an automatic extension for additional successive periods of 5 years unless written notice is given not more than 12 months or less than 6 months prior to the expiration of the then current lease period. Base monthly rent is approximately $19,000 per month, subject to annual changes in the consumer price index, plus operating expenses. A deposit of $78,000 was paid at the commencement of the lease. This office space serves as the Company’s principal executive offices.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives. Our variable lease payments primarily consist of maintenance and other operating expenses from our real estate leases. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components. We have elected to account for these lease and non-lease components as a single lease component. We are also electing not to apply the recognition requirements to short-term leases of twelve months or less and instead will recognize lease payments as expense on a straight-line basis over the lease term.

The Company determined that the operating lease right-of-use asset is fully impaired as of September 30, 2019 because of the Company’s current lack of working capital (see Note 2. Going Concern and Liquidity to the condensed consolidated financial statements) resulting in its limited usage of the leased office. The Company has been unable to enter into a sub-lease agreement for this leased office as of September 30, 2019. As such, the Company recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 at September 30, 2019.

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$56,000
Variable lease cost	2,000
$58,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2019	$58,000
Weighted average remaining lease term – operating leases (in years)	3.92 years
Average discount rate – operating leases	18.00%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Short-term operating lease liabilities	$120,000
Long-term operating lease liabilities	523,000
Total operating lease liabilities	$643,000

The following table provides maturities of the Company’s lease liabilities at September 30, 2019 as follows:

Fiscal Year Ending June 30,	Operating Leases
2020 (remaining 9 months)	$168,000
2021	223,000
2022	223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	897,000
Less: Imputed interest/present value discount	(254,000)
Present value of lease liabilities	$643,000

Lease expenses were approximately $58,000 and $56,000 during the three months ended September 30, 2019 and 2018, respectively.

9. Commitments and Contingencies

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $2 million to contract research organizations as of September 30, 2019. Expenses are recognized when services are performed by the contract research organizations.

10. Related Party Transactions

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

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At September 30, 2019 and June 30, 2019, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. The Company is now reviewing these charges.

Other related party transactions are disclosed in Note 11 below.

11. Convertible Note Payable - Related Party

The Ehrlich Promissory Note C is an unsecured demand note with Mr. Ehrlich, the Company’s Chairman and CEO, that originated in 2010, bears 9% simple interest per annum and is convertible into the Company’s Class A common stock at $0.50 per share.

On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan of approximately $2,022,000 and agreed to change the interest rate from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten years from the date of issuance.

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

As of September 30, 2019 and June 30, 2019, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,922,000 after the above mentioned cancellation of debt of $100,000 to satisfy the exercise price of his option on January 29, 2019.

During the three months ended September 30, 2019 and 2018, the Company accrued interest of $48,000 and $52,000 to Mr. Ehrlich, respectively and paid the interests in cash of $51,000 and $63,000 to Mr. Ehrlich, respectively. As of September 30, 2019 and June 30, 2019, the balance of accrued interest payable were $34,000 and $37,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other to the condensed consolidated financial statements).

As of September 30, 2019 and June 30, 2019, the total outstanding balances of principal and interest were approximately $1,955,000 and $1,959,000, respectively.

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

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	41,643,571	$0.22	2.76	$17,523,113
Granted	1,195,826	$0.31	7.64
Exercised	(909,090)	$0.11
Forfeited/expired	(19,260,424)	$0.21
Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	790,826	$0.13	10.0
Exercised	-	$-	-
Forfeited/expired	(7,500)	$1.38	0
Outstanding at September 30, 2019	23,453,209	$0.24	2.42	$-
Exercisable at September 30, 2019	22,034,643	$0.24	2.00	$-
Unvested stock options at September 30, 2019	1,418,566	$0.23	8.95	$-

The fair value of options granted for the three months ended September 30, 2019 and 2018 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Three months ended September 30,
	2019	2018
Expected term (in years)	10	10
Expected stock price volatility	92.21%	104.11%
Risk-free interest rate	1.50%	2.86%
Expected dividend yield	0	0

Stock-Based Compensation

The Company recognized approximately $236,000 and $229,000 of total stock-based compensation costs related to equity grant awards for the three months ended September 30, 2019 and 2018, respectively.

The $236,000 of stock-based compensation expense for the three months ended September 30, 2019 included approximately $140,000 of stock options expense and $96,000 of restricted stock awards.

During the three months ended September 30, 2019 and 2018

On September 1, 2019, the Company issued to Dr. Bertolino for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $71,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. These options were issued with an exercise price of $0.132 and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. During the three months ended September 30, 2019, the Company recorded approximately $8,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $3,000 of stock option expense and $5,000 of stock awards.

On September 1, 2019, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. These options were issued with an exercise price of $0.132 and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events. During the three months ended September 30, 2019, the Company recorded approximately $1,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $1,000 of stock option expense.

On September 1, 2018, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. During the three months ended September 30, 2019, the Company recorded approximately $82,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $28,000 of stock option expense and $54,000 of stock awards. During the three months ended September 30, 2018, the Company recorded approximately $26,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $9,000 of stock option expense and $17,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events. During the three months ended September 30, 2019, the Company recorded approximately $7,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $5,000 of stock option expense and $2,000 of stock awards. During the three months ended September 30, 2018, the Company recorded approximately $2,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $1,000 of stock option expense and $1,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date and the remaining 50% upon the second anniversary of the effective date; (2) shares of the Company’s common stock close above $3.00 per share (as may be adjusted for any stock splits or similar actions); (3) the commencement of trading of shares of the Company’s common stock on a national securities exchange; or (4) upon a change in control of the Company. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options were planned to be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring were met at an earlier date. At June 30, 2018, the Company determined that it was not probable that these accelerated vesting provisions would occur earlier than the scheduled vesting date. During the three months ended September 30, 2019, the Company recorded approximately $99,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $34,000 of stock option expense and $65,000 of stock awards. During the three months ended September 30, 2018, the Company recorded approximately $146,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $51,000 of stock option expense and $95,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options were planned to be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the three months ended September 30, 2019, the Company recorded approximately $13,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $10,000 of stock option expense and $3,000 of stock awards. During the three months ended September 30, 2018, the Company recorded approximately $13,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $10,000 of stock option expense and $3,000 of stock awards.

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Company 2016 Equity Incentive Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which were amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They were amortized over 3 years to September 1, 2019. During the three months ended September 30, 2019, the Company recorded approximately $17,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $12,000 of stock option expense and $5,000 of stock awards. During the three months ended September 30, 2018, the Company recorded approximately $25,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $18,000 of stock option expense and $7,000 of stock awards.

During the three months ended September 30, 2019, the Company recorded approximately $9,000 of stock-based compensation expense to consultants in connection with the foregoing equity awards including approximately $6,000 of stock option expense and $3,000 of stock awards. During the three months ended September 30, 2018, the Company recorded approximately $13,000 of stock-based compensation expense to consultants in connection with the foregoing equity awards including approximately $10,000 of stock option expense and $3,000 of stock awards.

Purchase of Treasury Stock

On September 1, 2019, 58,394 restricted shares issued to Ms. Harness vested. The total taxable compensation to Ms. Harness for the 58,394 vested shares was approximately $1,222, based upon the closing stock price on August 31, 2019 of $0.13 a share. The Company issued 48,775 common shares (net share issuance amount), to Ms. Harness. The remaining 9,619 shares of common stock were withheld from Ms. Harness for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

On September 1, 2019, 1,066,667 restricted shares issued to Dr. Bertolino vested. The total taxable compensation to Dr. Bertolino for the 1,066,667 vested shares was approximately $53,545, based upon the closing stock price on August 30, 2019 of $0.13 a share. The Company issued 645,056 common shares (net share issuance amount), to Dr. Bertolino. The remaining 421,611 shares of common stock were withheld from Dr. Bertolino for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

On September 1, 2018, 38,930 restricted shares issued to Ms. Harness vested. The total taxable compensation to Ms. Harness for the 38,930 vested shares was approximately $3,690, based upon the closing stock price on August 31, 2018 of $0.40 a share. The Company issued 29,658 common shares (net share issuance amount), to Ms. Harness. The remaining 9,272 shares of common stock were withheld from Ms. Harness for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

On September 1, 2018, 533,334 restricted shares issued to Dr. Bertolino vested. The total taxable compensation to Dr. Bertolino for the 533,334 vested shares was approximately $87,140, based upon the closing stock price on August 31, 2018 of $0.40 a share. The Company issued 314,387 common shares (net share issuance amount), to Dr. Bertolino. The remaining 218,946 shares of common stock were withheld from Dr. Bertolino for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

There were 659,448 shares and 228,218 shares of treasury stock outstanding, purchased at a total cumulative cost of $146,000 and $91,000 as of September 30, 2019 and June 30, 2019, respectively.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(597,263)	$0.72
Total shares forfeited	(11,667)	$0.76
Total unvested shares outstanding at June 30, 2019	1,729,288	$0.51

Total shares granted	1,125,061	$0.13
Total shares vested	(1,125,061)	$0.57
Total shares forfeited	-	$-
Total unvested shares outstanding at September 30, 2019	1,729,288	$0.23

Scheduled vesting for outstanding restricted stock awards at September 30, 2019 is as follows:

	Year Ending June 30,
	2020	2021	2022	2023	Total
Scheduled vesting	12,500	1,125,062	572,262	19,464	1,729,288

As of September 30, 2019, there was approximately $0.4 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.3 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.37 years.

Exercise of options

During the three months ended September 30, 2019 and 2018, there were no stock options exercised.

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

During the three months ended September 30, 2019, the Company issued 1,045 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $1.0 million, upon exercise of 1,045 warrants. As of September 30, 2019, Series 1-4 warrants to purchase 6,675 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the condensed consolidated financial statements).

The following table summarizes the outstanding Series B preferred stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	-	$-	-	$-

Granted	10,500	982.50	2.00
Exercised	(2,780)	982.50	2.00
Expired	-	-
Outstanding at June 30, 2019	7,720	$985.50	1.21	$752,700

Granted	-	-	-
Exercised	(1,045)	982.50	1.43
Expired	-	-
Outstanding at September30, 2019	6,675	$985.50	1.06	$650,813

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

	Year Ended June 30,
	2019	2018
Expected term (in years)	5 - 10	3
Expected stock price volatility	67.34% - 104.11%	82.36%
Risk-free interest rate	2.51% - 2.86%	2.73%
Expected dividend yield	0	0

The following table summarizes the outstanding common stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	8,000,000	$0.38	5.0	$-

Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2019	8,000,000	$0.38	4.0	$-

Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2019	8,000,000	$0.38	4.0	$-

As of September 30, 2019 and June 30, 2019, 8,000,000 warrants to purchase shares of the Company’s common stock exercisable for 5 years at an exercise price of $0.38 per share were outstanding.

13. Equity Transactions

Class B common stock

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO (See Note 11. Convertible Note Payable to the condensed consolidated financial statements). As of September 30, 2019 and June 30, 2019, 909,090 shares of Class B common stock were outstanding.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of $102,000 and $0 under Other (income) expense in the accompanying consolidated Statements of Operations for the three months ended September 30, 2019 and 2018, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock at September 30, 2019 and June 30, 2019

The total dividends of approximately $42,000 are treated as interest during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019. The approximately $17,000 dividends was paid by issuance of Series B preferred stocks, so the remaining accrued dividends of $25,000 was recorded under Preferred stock liability as of June 30, 2019 and was paid by issuance of Series B preferred stocks subsequent to the balance sheet date.

The total dividends of approximately $20,000 are treated as interest expense – preferred stock during the three months ended September 30, 2019. The approximately $24,000 of the Series B preferred stock dividends was paid by issuance of Series B preferred stocks, so the remaining accrued dividends of $21,000 was included at Preferred stock liability as of September 30, 2019.

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

Warrants

Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of September 30, 2019.

The Series B Preferred shareholders’ warrants held were modified on May 9, 2019 (see Warrant Restructuring and Additional Issuance Agreement described below). Pursuant to this warrant restructuring agreement, the Company had the option to compel these shareholders to exercise each month up to $400,000 of their Series 1 warrants. These warrant holders exercised a total of approximately $2.5 million of their Series 1 to 4 warrants, starting from May 2019 through September 2019. In addition, subject to the satisfaction of certain circumstances, the Company may call for cancellation any or all of the warrants following 90 days after their issuance, for a payment in cash equal to 8% of the aggregate exercise price of the warrants being called. The warrants subject to any such call notice will be cancelled 30 days following the Company’s payment of the call fee, provided that the warrant holders have not exercised the warrants prior to cancellation.

Conversion of preferred stock to common stock

During the year ended June 30, 2019, the two preferred stockholders converted 3,891 shares of Series B preferred stock into 39.2 million shares of common stock. With regard to conversions, the Company reversed Series B preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $3,068,000 based on the proportion of Series B preferred stock converted relative to the original total issued. As of June 30, 2019, 1,096 shares of Series B 5% convertible preferred stock were outstanding.

During the three months ended September 30, 2019, the two preferred stockholders converted 890 shares of Series B preferred stock into 9.0 million shares of common stock. As of September 30, 2019, 1,584 shares of Series B 5% convertible preferred stock were outstanding.

Warrant Restructuring and Additional Issuance Agreement

On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (“Issuance Agreement”) with the Series B investors of its Series B preferred stock and warrants to purchase Series B preferred stock. Pursuant to the Issuance Agreement, the Series B investors have agreed, subject to the conditions set forth therein, to exercise existing warrants to purchase 500 shares of preferred stock and to amend the existing warrants to permit the Company to compel the exercise of up to $400,000 of existing warrants each calendar month commencing June 3, 2019 and ending November 1, 2019, or, if earlier, until the aggregate amount of the forced exercises is $2,000,000. As consideration for the Series B investors entering into the Issuance Agreement, the Company has issued 100 shares of preferred stock and warrants to purchase 2,500 shares of preferred stock (“Series 4 warrants”) to the Series B investors. In addition, the Company extended the termination date for the Series 1 warrants issued in October 2018 by six months, and has agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of September 30, 2019.

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

14. Fair Value Measurement

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019 and September 30, 2019.

Series B 5% convertible preferred stock liability
Balance, July 1, 2018	$—
Issuance of preferred stock at fair value	1,116,000
Issuance of preferred stock by exercise of warrants	2,895,000
Conversion of preferred stock to common stock	(3,068,000)
Change in fair value of preferred stock due to modification of terms	(357,000)
Issuance of 100 shares valued at $535.12 per share Series B Preferred Stock per May 2019 Modification	54,000
Contingent consideration of 400 extra shares	214,000
5% accrued dividend (1)	25,000
Balance, June 30, 2019	$879,000

Issuance of preferred stock through accrued dividend, valued at fair value	12,000
Issuance of preferred stock by exercise of warrants	559,000
Conversion of preferred stock to common stock	(476,000)
Change in fair value of preferred stock due to modification of terms	(102,000)
5% accrued dividend (1)	20,000
Settlement of accrued dividend by issuance of PS	(24,000)
Balance, September 30, 2019	$868,000

(1)	The 5% accrued dividend is reported in interest expense—preferred stock.

The total dividends of approximately $20,000 are treated as interest expense – preferred stock during the three months ended September 30, 2019. The approximately $24,000 of the Series B preferred stock dividends was paid by issuance of Series B preferred stocks, so the remaining accrued dividends of $21,000 was included at Preferred stock liability as of September 30, 2019.

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

We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Milestone payments from our licensee are also dependent on clinical/regulatory milestones. We are actively engaged in business development for partnering our drug for IBD and OM. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety or efficacy issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate for several years, if ever.

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

IBD (UP/UPS) study —(see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). This Phase 2a trial comprises three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. To obtain maximum value of the Brilacidin-IBD asset, the Company plans to develop the drug candidate as an oral dose (pill or tablet). Planned next steps in the development of Brilacidin for oral delivery include initial clinical testing of a radio (gamma) isotope labeled Brilacidin oral formulation in healthy volunteers to assess targeting, dispersion, safety, toleration, and the pharmacokinetic profile. Following multidose testing, clinical trials in IBD including Ulcerative Colitis, then Crohn’s Disease, would then be planned.

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

Expenditures on Brilacidin were approximately $0.2 million and $0.4 million during the quarter ended September 30, 2019 and 2018, respectively.

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

Expenditures on Kevetrin were insignificant during the both quarters ended September 30, 2019 and 2018.

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

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2019, the Company’s cash amounted to $0.9 million and as of the date of this report, the Company’s current cash amounted to approximately $0.3 million, and current liabilities amounted to $7.5 million, of which $3.5 million were payables to related parties with no immediate payment terms and $2.9 million was payable to one shareholder who is our former director and officer of the Company (see Note 10. Related Party Transactions and Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements). The Company’s only revenue during the three months ended September 30, 2019 is $0.4 million under the terms of the License Agreement with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). We have no product sales as we do not have any products in the market and will continue to not have significant revenues until we begin to market our products after we have obtained the necessary FDA approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.5 million for the next twelve months, raise doubt about its ability to continue as a going concern for the next 12 months. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Please see Note 3 of the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part II, Item 7, “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended June 30, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended June 30, 2019.

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

For the three months ended September 30, 2019 and 2018

Revenue

We generated revenue of $0.4 million and $0 million for the three months ended September 30, 2019 and 2018, respectively. Revenue during the three months ended September 30, 2019 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).

We incurred operating expenses of approximately $1.3 million and $2.0 million for the three months ended September 30, 2019 and 2018, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2019 vs. 2018
	2019	2018	$	%

Clinical studies and development research	$290,000	$617,000	(327,000)	(53)%
Officers’ payroll and payroll tax expenses related to R&D Department	114,000	233,000	(119,000)	(51)%
Employees payroll and payroll tax expenses related to R&D Department	70,000	184,000	(114,000)	(62)%
Stock-based compensation - officers	189,000	172,000	17,000	10%
Stock-based compensation - employees	38,000	44,000	(6,000)	(14)%
Stock-based compensation - consultants	9,000	13,000	(4,000)	(31)%
Depreciation and amortization expenses	93,000	94,000	(1,000)	(1)%
Total	$803,000	$1,357,000	(554,000)	(41)%

Research and development expenses for proprietary programs decreased during the three months ended September 30, 2019 primarily due to less spending on our programs. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Officers’ payroll decreased during the three months ended September 30, 2019 because the Company’s President of Research resigned in September 2018, which led to the decrease in officers’ payroll during the quarter ended September 30, 2019.

Employees payroll and payroll tax expenses decreased during the three months ended September 30, 2019 related to fewer employees engaged in preclinical development, which led to the decrease in employees’ payroll during the quarter ended September 30, 2019.

Stock-based compensation - officers increased during the three months ended September 30, 2019 primarily because of lower stock-based compensation expense for an award granted to our President and Chief Medical Officer on September 1, 2018 compared to an award granted on September 1, 2019.

Stock-based compensation - employees decreased during the three months ended September 30, 2019 due to valuation of stock awards vesting being lower to employees during the quarter ended September 30, 2019 compared with the same period in 2018.

Stock-based compensation - consultants decreased during the three months ended September 30, 2019 due to less stock awards were granted to consultants during the quarter ended September 30, 2019 compared with the same period in 2018.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2019 vs. 2018
	2019	2018	$	%

Insurance and health expense	$128,000	$131,000	(3,000)	(2)%
Rent and utility expense	59,000	61,000	(2,000)	(3)%
Other G&A	78,000	68,000	10,000	15%
Total	$265,000	$260,000	5,000	2%

General and administrative expenses increased during the three months ended September 30, 2019 primarily related to the increases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2019 vs. 2018
	2019	2018	$ %

Officers’ payroll and payroll tax expenses	$118,000	$123,000	(5,000)	(2)%

Officers’ payroll and payroll tax expenses for the Company slightly decreased during the three months ended September 30, 2019.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2019 vs. 2018
	2019	2018	$ %

Audit, legal and professional fees	$155,000	259,000	(104,000)	(40)%

Professional fees decreased during the three months ended September 30, 2019 primarily related to decrease in legal fees and other professional fees for less legal review of various contracts in 2019.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Three months ended		Change
	September 30,		2019 vs. 2018
	2019	2018	$	%

Interest expense – debt	(48,000)	(51,000)	(3,000)	6%
Interest expense – preferred stock liability	(20,000)	-	20,000	-%
Change in fair value – Series B preferred stock	102,000	-	(102,000)	-%
Impairment expense of operating lease	(643,000)	-	643,000	-%
Other Income (Expense), net	$(609,000)	$(51,000)	$558,000	(1,094)%

There was a decrease in interest income of approximately $1,000 relating to the decrease in bank deposits.

There was a decrease in interest expenses paid on the note payable – related party, because the decrease in the note payable due to the Company’s Chairman and CEO since January 29, 2019 (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was an increase in interest expense – preferred stock liability of approximately 20,000 relating to the 5% dividend accrued for the Series B preferred stock for the three months ended September 30, 2019. There was an increase in change in value related to the Series B preferred stock (see Note 14. Fair Value Measurement to the condensed consolidated financial statements).

There was an increase in impairment expense of operating lease of approximately $643,000, related to the operating lease right-of-use asset (see Note 8 – Operating Leases to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $1.6 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of September 30, 2019, we had approximately $0.9 million in cash compared to $0.6 million of cash as of June 30, 2019. The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $0.3 million and is not adequate to fund our operations. We anticipate that future budget expenditures, based upon us obtaining the adequate financial resources to enable us to operate at our budgeted operations, will be approximately a total of $11.5 million for the next twelve months, including approximately $7.5 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this projection.

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

Our ability to successfully raise sufficient funds through the sale of equity securities, to meet our current and future operating expenditures is uncertain and subject to market conditions generally, the market for our common stock, and our ability to sell our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. In addition, we may be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2. Going Concern and Liquidity to the financial statements included elsewhere in this report for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern for the next 12 months.

The Company does not currently satisfy the conditions for use of Form S-3 for primary offerings of securities, and the Company will not be able to use a registration statement on Form S-3 to raise capital until the aggregate market value of the Company’s common equity held by non-affiliates equals or exceeds $75 million or the Company lists its common stock on a national securities exchange such as Nasdaq or the NYSE. The Company will utilize Form S-1 to register the sale of its securities, although Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures (rounded to nearest thousand):

	Three Months Ended		Change
	September 30,		Increase/
	2019	2018	(Decrease)
			%
Net cash used in operating activities	$(620,000)	$(2,099,000)	(70)%
Net cash used in investing activities	(21,000)	(19,000)	(11)%
Net cash provided by financing activities	972,000	-	-%
Net decrease in cash	$331,000	$(2,118,000)	(116)%

The decrease in net cash used in operating activities of $1.5 million versus the prior-year three-month period was mainly due to decreases in our losses from operations of $0.4 million, largely attributable to increase in initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements) and less spending for research and development expenses.

Our operating activities used cash of $0.6 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively. The use of cash in these periods principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation, patent amortization change in fair value of preferred stock, interest expense on preferred stock, impairment expense of operating lease, and changes in our working capital accounts.

Investing activities

The increase in net cash used in investing activities versus the prior-year three-month period was due to an increase in patent costs.

Financing activities

During the three months ended September 30, 2019 and 2018, our total net financing activities provided cash of $1.0 million and $0, respectively.

During the three months ended September 30, 2019, we raised approximately $1.0 million in net cash proceeds, from issuance of Series B preferred stock and exercise of warrants, offset by purchase of treasury stock of $0.1 million.

During the three months ended September 30, 2018, we did not have any financing activity.

Requirement for Additional Working Capital

The Company, dependent on its future sale of its securities, plans to incur total expenses of approximately $11.5 million for the next 12 months, including approximately $7.5 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

During the three months ended September 30, 2019, the Company issued 1,045 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $1.0 million, upon exercise of 1,045 warrants. As of September 30, 2019, Series 1-4 warrants to purchase 6,675 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Commitments and Contingencies

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $2 million to contract research organizations as of September 30, 2019. Expenses are recognized when services are performed by the contract research organizations.

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

As of September 30, 2019, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2019, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Articles of Incorporation of Innovation Pharmaceuticals Inc.	Exhibit 3.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019

10.1	Exclusive License Agreement, dated July 18, 2019, between the Company and Alfasigma S.p.A.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 22, 2019

31.1	President and Chief Medical Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	President and Chief Medical Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: November 13, 2019	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

Dated: November 13, 2019	By:	/s/ Arthur P. Bertolino
	Name:	Arthur P. Bertolino
	Title:	President and Chief Medical Officer

