Form 10-Q
period 2019-12-31
Innovation Pharmaceuticals Inc.
filed 2020-02-13
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-37357

INNOVATION PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

301 Edgewater Place - Suite 100

Wakefield, MA 01880

(Address of principal executive offices, Zip Code)

(978) 921-4125

(Registrant’s telephone number, including area code)

100 Cummings Center, Suite 151-B

Beverly, MA 01915

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 8, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	230,017,069
Common Stock Class B, $0.0001 par value	909,090

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended December 31, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND JUNE 30, 2019

(Unaudited)

(Rounded to nearest thousand except for shares data)

	December 31,	June 30,
	2019	2019
ASSETS
Current Assets:
Cash	$187,000	$579,000
Prepaid expenses and other current assets	29,000	46,000
Total Current Assets	216,000	625,000
Other Assets:
Patent costs - net	3,201,000	3,342,000
Property, plant and equipment -net	-	1,000
Security deposit	78,000	78,000
Total Other Assets	3,279,000	3,421,000
Total Assets	$3,495,000	$4,046,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,285,000	$2,127,000
Accrued expenses - (including related party accruals of approx. $75,000 and $45,000, respectively)	120,000	85,000
Accrued salaries and payroll taxes -(including related party accrued salaries of approx. $3,282,000 and $3,129,000, respectively)	3,358,000	3,162,000
Operating lease current liability	126,000	-
Note payable - related party	1,922,000	1,922,000
Total Current Liabilities	7,811,000	7,296,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 1,440 and 1,196 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	812,000	879,000
Operating lease long term liability	489,000	-
Total Liabilities	9,112,000	8,175,000
Commitments and contingencies (Note 9)
Stockholders’ Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 600,000,000 shares and 300,000,000 shares authorized, as of December 31, 2019 and June 30, 2019, respectively, 219,211,111 shares and 202,860,141 shares issued as of December 31, 2019 and June 30, 2019, respectively, 218,551,663 shares and 202,631,923 shares outstanding as of December 31, 2019 and June 30, 2019, respectively	22,000	21,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 909,090 shares and 909,090 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	-	-
Additional paid-in capital	93,278,000	90,537,000
Accumulated deficit	(98,771,000)	(94,596,000)
Treasury Stock, at cost (659,448 shares and 228,218 shares as of December 31, 2019 and June 30, 2019, respectively)	(146,000)	(91,000)
Total Stockholders’ Deficiency	(5,617,000)	(4,129,000)
Total Liabilities and Stockholders’ Deficiency	$3,495,000	$4,046,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$-	$-	$400,000	$-

Operating expenses:
Research and development expenses	806,000	1,399,000	1,609,000	2,756,000
General and administrative expenses	354,000	432,000	619,000	692,000
Officers’ payroll and payroll tax expenses	118,000	118,000	236,000	241,000
Professional fees	67,000	45,000	222,000	304,000

Total operating expenses	1,345,000	1,994,000	2,686,000	3,993,000

Loss from operations	(1,345,000)	(1,994,000)	(2,286,000)	(3,993,000)

Other income (expense)
Other income	-	40,000	-	40,000
Interest expense – debt	(48,000)	(50,000)	(96,000)	(101,000)
Interest expense – preferred stock liability	(20,000)	(1,975,000)	(40,000)	(1,975,000)
Change in fair value of preferred stock	-	-	102,000	-
Warrants modification expense	(1,212,000)	-	(1,212,000)	-
Impairment expense of operating lease	-	-	(643,000)	-
Other expense, net	(1,280,000)	(1,985,000)	(1,889,000)	(2,036,000)

Loss before provision for income taxes	(2,625,000)	(3,979,000)	(4,175,000)	(6,029,000)
Provision for income taxes	-	-	-	-

Net loss	$(2,625,000)	$(3,979,000)	$(4,175,000)	$(6,029,000)

Basic and diluted loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares	214,073,575	170,541,226	209,925,208	166,912,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Six Months Ended December 31, 2018

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2018	163,103,927	$17,000	-	$-	$83,747,000	$(85,915,000)	-	$-	$(2,151,000)

Shares issued to consultant for services at $0.84 - $1.38	-	-	-	-	3,000	-	-	-	3,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	112,000	-	-	-	112,000
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	10,000	-	-	-	10,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	60,000	-	-	-	60,000
Issuance of 572,264 shares to Officer and employee	572,264	-	-	-	-	-	-	-	-
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	12,000	-	-	-	12,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	32,000	-	-	-	32,000
Net loss for the three months ended 9/30/2018	-	-	-	-		(2,050,000)	-	-	(2,050,000)
Balance at September 30, 2018	163,676,191	$17,000	-	$-	$83,976,000	$(87,965,000)	-	$-	$(3,972,000)

Shares issued to consultant for services at $0.84 - $1.38	-	-	-	-	2,000	-	-	-	2,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	148,000	-	-	-	148,000
Stock options issued to consultant for services at $0.43 - $0.73	-	-	-	-	10,000	-	-	-	10,000
Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	78,000	-	-	-	78,000
Issuance of 533,334 shares to Officer & 218,946 shares were withheld for tax purposes as Treasury shares, so net issuance was 314,387 shares	(218,946)	-	-	-	-	-	218,946	(87,000)	(87,000)
Issuance of 38,930 shares to employee, 9,272 shares were withheld for tax purposes as Treasury shares, so net issuance was 29,658 shares	(9,272)	-	-	-	-	-	9,272	(4,000)	(4,000)
Issuance of 12,500 shares to Consultant	12,500	-	-	-	-	-	-	-	-
Conversion of 1,310 preferred stocks to 12,808,388 common stock	12,808,388	1,000	-	-	(1,000)	-	-	-	-
Offering cost for Q2-2019	-	-			(159,000)				(159,000)
To record underlying Series 1, Series 2 and Series 3 Warrants attached to 2000 shares Series B Preferred Stock	-	-	-	-	817,000	-	-	-	817,000
To record beneficial conversion feature of Series B preferred stock & warrants discounts	-	-	-	-	1,917,000	-	-	-	1,917,000
Transfer of the related preferred stock liability to APIC	-	-	-	-	963,000	-	-	-	963,000
Allocating warrants (proportion of value exercised) to Pref Stock Liability	-	-	-	-	(20,000)	-	-	-	(20,000)
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	15,000	-	-	-	15,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	34,000	-	-	-	34,000
Net loss for the three months ended 12/31/2018	-	-	-	-		(3,979,000)	-	-	(3,979,000)
Balance at December 31, 2018	176,268,861	$18,000	-	$-	$87,780,000	$(91,944,000)	228,218	$(91,000)	$(4,237,000)

For the Six Months Ended December 31, 2019

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2019	202,631,923	$21,000	909,090	$-	$90,537,000	$(94,596,000)	228,218	$(91,000)	$(4,129,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	65,000	-	-	-	65,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	124,000	-	-	-	124,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	28,000	-	-	-	28,000
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	10,000	-	-	-	10,000
Stock options issued to consultant for services at $0.43	-	-	-	-	6,000	-	-	-	6,000
Shares issued to consultant for services at $0.43 - $0.73	-	-	-	-	3,000	-	-	-	3,000
Issuance of 12,500 shares to Consultant	12,500	-	-	-	-	-	-	-	-
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	-	-	-	-	-	-	-	-
Issuance of shares for tax purposes as Treasury Shares	(421,611)	-	-	-	-	-	421,611	(54,000)	(54,000)
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	-	-	-	-	-	-	-	-
Issuance of shares for tax purposes as Treasury Shares	(9,619)	-	-	-	-	-	9,619	(1,000)	(1,000)
Conversion of 890 preferred stocks to 9,030,870 common stock	9,030,870	1,000	-	-	475,000	-	-	-	476,000
Excess of exercise price of 1,045 warrants over fair value	-	-	-	-	478,000	-	-	-	478,000
Net loss for the 3 months ended 9/30/2019	-	-	-	-	-	(1,550,000)	-	-	(1,550,000)

Balance at September 30, 2019	212,369,124	$22,000	909,090	$-	$91,726,000	$(96,146,000)	659,448	$(146,000)	$(4,544,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	37,000	-	-	-	37,000
Shares issued to officer as equity awards at $0.398 to $0.705	-	-	-	-	71,000	-	-	-	71,000
Stock options issued to employee for services at $0.398 - $1.37	-	-	-	-	16,000	-	-	-	16,000
Shares issued to employee for services at $0.398 - $1.37	-	-	-	-	6,000	-	-	-	6,000
Stock options issued to consultant for services at $0.43	-	-	-	-	6,000	-	-	-	6,000
Shares issued to consultant for services at $0.43 - $0.73	-	-	-	-	2,000	-	-	-	2,000
Conversion of 291 preferred stocks to 6,182,539 common stock	6,182,539	-	-	-	156,000	-	-	-	156,000
Excess of exercise price of 147 warrants over fair value	-	-	-	-	46,000	-	-	-	46,000
Warrants Modification expense					1,212,000				1,212,000
Net loss for the 3 months ended 12/31/2019	-	-	-	-	-	(2,625,000)	-	-	(2,625,000)

Balance at December 31, 2019	218,551,663	$22,000	909,090	$-	$93,278,000	$(98,771,000)	659,448	$(146,000)	$(5,617,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

(Rounded to nearest thousand)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,175,000)	$(6,029,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as compensation	374,000	516,000
Amortization of patent costs	186,000	185,000
Patent write off	-	155,000
Depreciation of equipment	1,000	1,000
(Gain) loss on disposal of equipment	-	(40,000)
Interest expense-preferred stock	40,000	1,975,000
Change in fair value of preferred stock	(102,000)	-
Warrants modification expense	1,212,000	-
Impairment expense of operating lease	643,000	-
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	17,000	(6,000)
Accounts payable	158,000	(738,000)
Accrued expenses	35,000	64,000
Accrued officers’ salaries and payroll taxes	195,000	(56,000)
Operating lease liability	(28,000)	-

Net cash used in operating activities	(1,444,000)	(3,973,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceeds of property, plant and equipment	-	40,000
Patent costs	(45,000)	(36,000)

Net cash used in investing activities	(45,000)	4,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,152,000	-
Purchase of treasury stock	(55,000)	(91,000)
Proceeds from issuance of preferred stocks and warrants, net of financing costs	-	2,384,000

Net cash provided by financing activities	1,097,000	2,293,000

NET DECREASE IN CASH	(392,000)	(1,676,000)

CASH, BEGINNING OF PERIOD	579,000	2,424,000

CASH, END OF PERIOD	$187,000	$748,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$66,000	$114,000
Cash paid for tax	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Conversion of Series B Convertible Preferred stock to Common stock	$632,000	$-
Excess of exercise price of 1,192 warrants over fair value	$524,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation, a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the six months ended December 31, 2019 and 2018 were not significant.

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline. We will do this by focusing initially on our lead compounds, Brilacidin and Kevetrin, and advancing them as quickly as possible along the regulatory pathway. We aim to develop the highest quality data and broadest intellectual property to support our compounds. We discontinued our Prurisol psoriasis program in late 2018.

We currently own all development and marketing rights to our products, other than the rights granted to Alfasigma S.p.A. in July 2019 for the development, manufacturing and commercialization of locally-administered Brilacidin for UP/UPS. In order to successfully develop and market our products, we may have to partner with additional companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

Note 2. Going Concern and Liquidity

These condensed consolidated financial statements have been prepared on the assumption that the Company is a going concern, which contemplates the realization of its assets and the settlement of its liabilities in the normal course of operations.

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and development of our compounds and our corporate general and administrative expenses. As of December 31, 2019, the Company has an accumulated deficit of approximately $98.8 million, representative of recurring losses since inception. The Company earned $0.4 million as an initial upfront payment under the terms of the License Agreement with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). The Company does not currently have any products on the market and will continue to not have significant revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) and/ or other health authorities approval, or generates income from the licensing of its drugs. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.5 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

As of December 31, 2019, the Company’s cash amounted to $0.2 million and current liabilities amounted to $7.8 million. The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the six months ended December 31, 2019 was approximately $1.4 million, and current projections indicate that the Company will continue to have negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the six months ended December 31, 2019 and 2018, amounted to $4.2 million and $6.0 million, respectively, and we had a working capital deficit of approximately $7.6 million and $6.7 million, respectively at December 31, 2019 and June 30, 2019.

The Company’s primary sources of liquidity are cash and cash equivalents as well as issuances of its equity securities. During the six months ended December 31, 2019, the Company issued 1,192 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $1.2 million, upon exercise of 1,192 warrants. As of December 31, 2019, Series 1-4 warrants to purchase 6,528 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the condensed consolidated financial statements).

The amount of cash and cash equivalents at December 31, 2019 is approximately $0.2 million. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without raising additional capital in the future. These condensed consolidated financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

Basic Loss per Share

Basic and diluted loss per share is computed based on the weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares, unvested restricted stock and Series B Convertible Preferred Stock at a conversion price at approximately $0.04 and $0.09 per share for the six months ended December 31, 2019 and 2018, respectively. Common share equivalents of 72.4 million shares and 70.1 million shares of common stock were excluded from the computation of diluted loss per share for the six months ended December 31, 2019 and 2018, respectively, because we incurred net losses for the six months ended December 31, 2019 and 2018, and the effect of including these potential common shares in the net loss per share calculations would be antidilutive and are therefore not included in the calculations.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 659,448 shares and 228,218 shares of treasury stock outstanding, purchased at a total cumulative cost of $146,000 and $91,000 as of December 31, 2019 and June 30, 2019, respectively (see Note 12. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding to the condensed consolidated financial statements).

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

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and six months ended December 31, 2019 and 2018 are as follows (rounded to nearest thousand):

	Three months ended December 31		Six months ended December 31
	2019	2018	2019	2018
Stock-based compensation expense
Professional fees	$7,000	$12,000	$16,000	$25,000
Employees’ bonus	22,000	49,000	60,000	93,000
Officers’ bonus	109,000	226,000	298,000	398,000
Total stock-based compensation expense	$138,000	$287,000	$374,000	$516,000

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

Prior to July 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on July 1, 2019 resulted in the recognition of operating lease right-of-use assets of approximately $670,000, lease liabilities for operating leases of approximately $670,000, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. The Company determined that the operating lease right-of-use asset is impaired as of September 30, 2019, and it recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since September 30, 2019 (see Note 8. Operating Lease to the condensed consolidated financial statements).

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	December 31, 2019	June 30, 2019

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,163,000	1,118,000
		5,389,000	5,344,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,917,000)	(1,765,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(271,000)	(237,000)
Total		$3,201,000	$3,342,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended December 31, 2019 and 2018 was approximately $93,000 and $92,000, respectively and was approximately $186,000, and $185,000 for the six months ended December 31, 2019 and 2018, respectively.

During the six months ended December 31, 2019 and 2018, the Company has written off the Prurisol patent and other patents of approximately $0 and $155,000, respectively and included in general and administrative expenses.

At December 31, 2019, the future amortization period for all patents was approximately 5.68 years to 16.75 years. Future estimated annual amortization expenses are approximately $186,000 for the year ending June 30, 2020, $372,000 for each year from 2021 to 2024, and total of $1,527,000 for the year ending June 30, 2025 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2019	June 30, 2019

Accrued research and development consulting fees	$45,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	67,000	37,000

Total	$120,000	$85,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2019	June 30, 2019

Accrued salaries - related parties	$2,725,000	$2,999,000
Accrued salaries – ex- President and Chief Medical Officer	425,000	-
Accrued payroll taxes - related parties	132,000	130,000
Accrued salaries	29,000	-
Withholding tax – payroll & other taxes	47,000	33,000

Total	$3,358,000	$3,162,000

The Company has accrued payroll to Dr. Krishna Menon, ex-President of Research of approximately $1,443,000 for his past services with the Company, and this amount was included in Accrued salaries – related parties. Dr. Krishna Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Krishna Menon resigned from the Company’s Board of Directors on December 11, 2018. Dr. Menon, on behalf of himself and Kard Scientific, a company controlled by the Menon family, Dr. Krishna Menon, Anita Menon, Rajah Menon, and Doret Menon, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

The Company determined that the operating lease right-of-use asset is fully impaired on September 30, 2019 because of the Company’s current lack of working capital (see Note 2. Going Concern and Liquidity to the condensed consolidated financial statements) resulting in its limited usage of the leased office. The Company has been unable to enter into a sub-lease agreement for this leased office on September 30, 2019. As such, the Company recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since September 30, 2019. The Company vacated the leased office space as of December 31, 2019, and in January 2020 the Company initiated a lawsuit against the leasor relating to an automatic extension of the lease for the office space and related matters (see Note 15. Subsequent Events to the condensed consolidated financial statements).

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$84,000
Variable lease cost	4,000
$88,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 31, 2019	$112,000
Weighted average remaining lease term – operating leases (in years)	3.67 years
Average discount rate – operating leases	18.00%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Short-term operating lease liabilities	$126,000
Long-term operating lease liabilities	489,000
Total operating lease liabilities	$615,000

The following table provides maturities of the Company’s lease liabilities at December 31, 2019 as follows:

Fiscal Year Ending June 30,	Operating Leases
2020 (remaining 9 months)	$112,000
2021	223,000
2022	223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	841,000
Less: Imputed interest/present value discount	(226,000)
Present value of lease liabilities	$615,000

Operating lease cost for the three months and the six months ended December 31, 2019 was approximately $28,000 and $84,000, respectively. Rent expense, net of lease income, under this operating lease agreement was approximately $54,000 and $107,000 for the three months and the six months ended December 31, 2018, respectively.

9. Commitments and Contingencies

Contractual Commitments

The Company has total non-cancelable contractual minimum commitments of approximately $2 million to contract research organizations as of December 31, 2019. Expenses are recognized when services are performed by the contract research organizations.

Contingent Liability - Disputed Invoices

As described in Note 8, the Company has accrued payroll to Dr. Krishna Menon, ex-President of Research of approximately $1,443,000 for his past services with the Company, and this amount was included in accrued salaries and payroll taxes. As described in Note 10, the Company has a payable to KARD of approximately $1,486,000 for its research and development expenses and this amount was included in accounts payable. KARD is a company owned by Dr. Krishna Menon. Dr. Krishna Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Krishna Menon resigned from the Company’s Board of Directors on December 11, 2018. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

All of the above disputed invoices were reflected as current liabilities as of December 31, 2019.

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

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At December 31, 2019 and June 30, 2019, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

As of December 31, 2019 and June 30, 2019, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,922,000 after the above mentioned cancellation of debt of $100,000 to satisfy the exercise price of his option on January 29, 2019.

During the six months ended December 31, 2019 and 2018, the Company accrued interest of $96,000 and $101,000 to Mr. Ehrlich, respectively and paid the interests in cash of $66,000 and $114,000 to Mr. Ehrlich, respectively. As of December 31, 2019 and June 30, 2019, the balance of accrued interest payable were $67,000 and $36,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other to the condensed consolidated financial statements).

As of December 31, 2019 and June 30, 2019, the total outstanding balances of principal and interest were approximately $1,989,000 and $1,959,000, respectively.

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

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	41,643,571	$0.22	2.76	$17,523,113
Granted	1,195,826	$0.31	7.64
Exercised	(909,090)	$0.11
Forfeited/expired	(19,260,424)	$0.21
Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	790,826	$0.13	10.0
Exercised	-	$-	-
Forfeited/expired	(387,165)	$0.70	-
Outstanding at December 31, 2019	23,073,544	$0.23	2.17	$-
Exercisable at December 31, 2019	21,667,478	$0.23	1.74	$-
Unvested stock options at December 31, 2019	1,406,066	$0.23	8.76	$-

Stock-Based Compensation

The Company recognized approximately $374,000 and $516,000 of total stock-based compensation costs related to equity grant awards for the six months ended December 31, 2019 and 2018, respectively.

The $374,000 of stock-based compensation expense for the six months ended December 31, 2019 included approximately $158,000 of stock options expense and $216,000 of restricted stock awards.

During the six months ended December 31, 2019 and 2018

On September 1, 2019, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company,for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $71,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. These options were issued with an exercise price of $0.132 and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. During the six months ended December 31, 2019, the Company recorded approximately $35,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $12,000 of stock option expense and $23,000 of stock awards. On December 19, 2019, Arthur P. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company, effective immediately.

On September 1, 2019, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. These options were issued with an exercise price of $0.132 and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events. During the six months ended December 31, 2019, the Company recorded approximately $3,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $2,000 of stock option expense and $1,000 of stock awards.

On September 1, 2018, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, for his services rendered 1,066,667 shares of common stock, vesting 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 50% upon the first anniversary of the grant date and 50% upon the second anniversary of the grant date, with acceleration as defined in award agreement, with a ten year option term. During the six months ended December 31, 2019, the Company recorded approximately $164,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $57,000 of stock option expense and $107,000 of stock awards. During the six months ended December 31, 2018, the Company recorded approximately $26,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $9,000 of stock option expense and $17,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock, 33 1/3% vesting upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date and 33 1/3% upon the third anniversary of the grant date, with acceleration in certain circumstances as provided in the award agreement. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. These options were issued with an exercise price of $0.40 per share and vest 33 1/3% upon the first anniversary of the grant date, 33 1/3% upon the second anniversary of the grant date, and 33 1/3% upon the third anniversary of the grant date, with acceleration of vesting upon certain events. During the six months ended December 31, 2019, the Company recorded approximately $14,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $11,000 of stock option expense and $3,000 of stock awards. During the six months ended December 31, 2018, the Company recorded approximately $2,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $1,000 of stock option expense and $1,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) 50% upon the first anniversary of the effective date and the remaining 50% upon the second anniversary of the effective date; (2) shares of the Company’s common stock close above $3.00 per share (as may be adjusted for any stock splits or similar actions); (3) the commencement of trading of shares of the Company’s common stock on a national securities exchange; or (4) upon a change in control of the Company. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options were planned to be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring were met at an earlier date. At June 30, 2018, the Company determined that it was not probable that these accelerated vesting provisions would occur earlier than the scheduled vesting date. During the six months ended December 31, 2019, the Company recorded approximately $99,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $34,000 of stock option expense and $65,000 of stock awards. During the six months ended December 31, 2018, the Company recorded approximately $146,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $51,000 of stock option expense and $95,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. Both shares and options shall vest upon the earliest to occur of the following: (1) one third upon the first anniversary of the effective date, one third upon the second anniversary of the effective date, and the remaining one third upon the third anniversary of the effective date; or (2) upon a change in control of the Company. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options were planned to be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the six months ended December 31, 2019, the Company recorded approximately $26,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $19,000 of stock option expense and $7,000 of stock awards. During the six months ended December 31, 2018, the Company recorded approximately $13,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $10,000 of stock option expense and $3,000 of stock awards.

On September 1, 2016, the Company and Jane Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Company 2016 Equity Incentive Plan (i) 58,394 shares of restricted stock, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, one third (33 1/3%) upon the second anniversary of the effective date, and the remaining one third (33 1/3%) upon the third anniversary of the effective date; or (2) upon a Change in Control (as defined in the employment agreement) of the Company. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share, which shall vest upon the earliest to occur of the following: (1) one third (33 1/3%) upon the first anniversary of the effective date, and the remaining balance vesting monthly in equal portions over the following 24 months; and (2) upon a Change in Control (as defined in the employment agreement) of the Company. The 58,394 shares were valued at approximately $80,000, which were amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They were amortized over 3 years to September 1, 2019. During the six months ended December 31, 2019, the Company recorded approximately $17,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $12,000 of stock option expense and $5,000 of stock awards. During the six months ended December 31, 2018, the Company recorded approximately $25,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $18,000 of stock option expense and $7,000 of stock awards.

During the six months ended December 31, 2019, the Company recorded approximately $9,000 of stock-based compensation expense to consultants including approximately $6,000 of stock option expense and $3,000 of stock awards. During the six months ended December 31, 2018, the Company recorded approximately $13,000 of stock-based compensation expense to consultants including approximately $10,000 of stock option expense and $3,000 of stock awards.

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

There were 659,448 shares and 228,218 shares held in treasury, purchased at a total cumulative cost of $146,000 and $91,000 as of December 31, 2019 and June 30, 2019, respectively.

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(597,263)	$0.72
Total shares forfeited	(11,667)	$0.76
Total unvested shares outstanding at June 30, 2019	1,729,288	$0.51

Total shares granted	1,125,061	$0.13
Total shares vested	(1,137,561)	$0.56
Total shares forfeited	-	$-
Total unvested shares outstanding at December 31, 2019	1,716,788	$0.23

Scheduled vesting for outstanding restricted stock awards at December 31, 2019 is as follows:

	Year Ending December 31,
	2020	2021	2022	2023	Total

Scheduled vesting	-	1,125,062	572,262	19,464	1,716,788

As of December 31, 2019, there was approximately $0.3 million of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $0.2 million of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.17 years.

Exercise of options

During the six months ended December 31, 2019 and 2018, there were no stock options exercised.

Stock Warrants Outstanding

Warrants to Purchase 5% convertible preferred stock (“Series B preferred stock”)

On October 5, 2018, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with one multi-family office for the sale of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock (“Series B preferred stock”), for aggregate gross proceeds of approximately $2.0 million. Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock. On December 26, 2019, the Company extended the termination date for each series of warrants to December 31, 2021 (see Note 13. Equity Transactions to the condensed consolidated financial statements).

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

During the six months ended December 31, 2019, the Company issued 1,192 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $1.2 million, upon exercise of 1,192 warrants. As of December 31, 2019, Series 1-4 warrants to purchase 6,528 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the condensed consolidated financial statements).

The following table summarizes the outstanding Series B preferred stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	-	$-	-	$-

Granted	10,500	982.50	2.00
Exercised	(2,780)	982.50	2.00
Expired	-	-
Outstanding at June 30, 2019	7,720	$985.50	1.21	$752,700

Granted	-	-	-
Exercised	(1,192)	966.16	1.43
Expired	-	-
Outstanding at September 30, 2019	6,528	$850.00	2.00	$1,501,440

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

	Year Ended June 30,
	2019	2018
Expected term (in years)	5 - 10	3
Expected stock price volatility	67.34% - 104.11%	82.36%
Risk-free interest rate	2.51% - 2.86%	2.73%
Expected dividend yield	0	0

The following table summarizes the outstanding common stock warrants:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	8,000,000	$0.38	5.0	$-

Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2019	8,000,000	$0.38	4.0	$-

Extended	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2019	8,000,000	$0.38	3.5	$-

As of December 31, 2019 and June 30, 2019, 8,000,000 warrants to purchase shares of the Company’s common stock exercisable for 5 years at an exercise price of $0.38 per share were outstanding.

13. Equity Transactions

Class B common stock

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO (See Note 11. Convertible Note Payable to the condensed consolidated financial statements). As of December 31, 2019 and June 30, 2019, 909,090 shares of Class B common stock were outstanding.

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

The Series B preferred stock is mandatorily redeemable under certain circumstances and, as such, is presented as a liability on the condensed consolidated balance sheets. The Company has elected to measure the value of its preferred stock using the fair value method with offsetting discounts associated with the fair value allocated to the warrants and for the intrinsic value attributed to the beneficial conversion feature (“BCF”). The fair value of the Series B preferred stock (without the warrants) will be assessed at each subsequent reporting date with changes in fair value recorded in the profit and loss as a separate line item below the “loss from operations” section, in accordance with ASC 480-10-35-5.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of $102,000 and $0 under Other (income) expense in the accompanying condensed consolidated Statements of Operations for the six months ended December 31, 2019 and 2018, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock at December 31, 2019 and June 30, 2019

The total dividends of approximately $42,000 are treated as interest during the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019. The approximately $17,000 dividends was paid by issuance of Series B preferred stocks, so the remaining accrued dividends of $25,000 was recorded under Preferred stock liability as of June 30, 2019 and was paid by issuance of Series B preferred stocks subsequent to the balance sheet date.

The total dividends of approximately $20,000 are treated as interest expense – preferred stock during the six months ended December 31, 2019. The approximately $24,000 of the Series B preferred stock dividends was paid by issuance of Series B preferred stocks, so the remaining accrued dividends of $21,000 was included at Preferred stock liability as of December 31, 2019.

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

Warrants

Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of December 31, 2019. On December 26, 2019, the Company extended the termination date for each series of warrants to December 31, 2021 (see below).

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

Conversion of preferred stock to common stock

During the year ended June 30, 2019, the two preferred stockholders converted 3,891 shares of Series B preferred stock into 39.2 million shares of common stock. With regard to conversions, the Company reversed Series B preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $3,068,000 based on the proportion of Series B preferred stock converted relative to the original total issued. As of June 30, 2019, 1,196 shares of Series B 5% convertible preferred stock were outstanding.

During the six months ended December 31, 2019, the two preferred stockholders converted 1,181 shares of Series B preferred stock into 15.0 million shares of common stock. As of December 31, 2019, 1,440 shares of Series B 5% convertible preferred stock were outstanding.

Warrant Amendment Agreement and Extension of Warrant Terms

On December 26, 2019, the Company entered into a Warrant Amendment Agreement with the holders of the warrants to purchase our Series B preferred stock, pursuant to which we have amended the warrants as follows: (i) to extend the termination date for each warrant to December 31, 2021, and (ii) to adjust the exercise price of each warrant from $982.50 to $850.00 per share of Series B preferred stock. The warrants modification expense of $1,212,000 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.05 per share, which was the market price on December 26, 2019. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	1.64%
Average expected life-years	2
Expected volatility	99.03%
Expected dividends	0%

Warrant Restructuring and Additional Issuance Agreement

On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (“Issuance Agreement”) with the Series B investors of its Series B preferred stock and warrants to purchase Series B preferred stock. Pursuant to the Issuance Agreement, the Series B investors have agreed, subject to the conditions set forth therein, to exercise existing warrants to purchase 500 shares of preferred stock and to amend the existing warrants to permit the Company to compel the exercise of up to $400,000 of existing warrants each calendar month commencing June 3, 2019 and ending November 1, 2019, or, if earlier, until the aggregate amount of the forced exercises is $2,000,000. As consideration for the Series B investors entering into the Issuance Agreement, the Company has issued 100 shares of preferred stock and warrants to purchase 2,500 shares of preferred stock (“Series 4 warrants”) to the Series B investors. In addition, the Company extended the termination date for the Series 1 warrants issued in October 2018 by six months, and has agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of December 31, 2019.

The warrants were modified in accordance with ASC 470-50 and, as a result, immediately prior to the modification, the Company recognized a loss of approximately $63,000 to change in fair value of preferred stock liabilities under Other (income) expense in the accompanying condensed consolidated Statements of Operations.

Subsequent to the modification, the Company recognized an expense of approximately $294,000 due to the above modification of Series B preferred stock terms in the accompanying condensed consolidated statements of operations

The fair value of the Series B convertible preferred stock is measured in accordance with ASC 820 “Fair Value Measurement,” using “Monte Carlo simulation” modeling, incorporating the following inputs:

	June 30, 2019	May 9, 2019

Expected dividend yield	0.00%	0.00%
Expected stock-price volatility	54.5%	51.9%
Risk-free interest rate	2.18%	2.43%
Expected term of warrants (years)	0.1	0.25
Stock price	$535.12	$535.12
Exercise price ( modified on December 26, 2019 as above stated)	$850.00	$982.50

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019 and December 31, 2019.

Series B 5% convertible preferred stock liability
Balance, July 1, 2018	$—
Issuance of preferred stock at fair value	1,116,000
Issuance of preferred stock by exercise of warrants	2,895,000
Conversion of preferred stock to common stock	(3,068,000)
Change in fair value of preferred stock due to modification of terms	(357,000)
Issuance of 100 shares valued at $535.12 per share Series B Preferred Stock per May 2019 Modification	54,000
Contingent consideration of 400 extra shares	214,000
5% accrued dividend (1)	25,000
Balance, June 30, 2019	$879,000

Issuance of preferred stock through accrued dividend, valued at fair value	12,000
Issuance of preferred stock by exercise of warrants	639,000
Conversion of preferred stock to common stock	(632,000)
Change in fair value of preferred stock due to modification of terms	(102,000)
5% accrued dividend (1)	40,000
Settlement of accrued dividend by issuance of PS	(24,000)
Balance, December 31, 2019	$812,000

(1)	The 5% accrued dividend is reported in interest expense—preferred stock.

The total dividends of approximately $40,000 and $25,000 are treated as interest expense – preferred stock during the six months ended December 31, 2019 and during the year ended June 30, 2019, respectively. The Series B preferred stock dividends of $24,000 was paid by issuance of Series B preferred stocks, and the remaining accrued dividends of $41,000 was included at Preferred stock liability as of December 31, 2019.

15. Subsequent Event

From January 1, 2020 to date of the issuance of these financial statements, the Company issued 300 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of approximately $255,000, upon exercise of 300 warrants. In addition, there were 570 preferred stock shares converted to approximately 12.4 million shares of common stock.

On January 22, 2020, the Company filed a complaint against Cummings Properties, LLC in the Superior Court of the Commonwealth of Massachusetts (C.A. No. 20-77CV00101), seeking, among other things, declaratory relief that the lease for the Company’s prior principal executive offices did not automatically extend for an additional five years from September 2018, return of the Company’s security deposit, and damages. This action is in the preliminary stages and the Company is currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

The Company has evaluated events subsequent to December 31, 2019 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

Recent Developments

On May 1, 2019, the Company announced receipt of End-of-Phase 2 Meeting Minutes from the Food and Drug Administration (FDA) to align its Phase 3 oral rinse Brilacidin program for the prevention of severe Oral Mucositis (OM) in Head and Neck Cancer (HNC) patients receiving chemoradiation.

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

On December 19, 2019, Dr. Arthur Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company.

In January 2020, the Company completed dosing to subjects in its Phase 1 trial administering oral Brilacidin utilizing delayed release OralogiK™ tablet technology, targeting delivery directly to the colon, being developed for treatment of ulcerative colitis.

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

In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for UP/UPS. Under the terms of the license agreement, Alfasigma made an initial payment of $0.4 million to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first phase III clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. In addition, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the license agreement. Alfasigma is obligated to use commercially reasonable efforts (as defined in the license agreement) to develop, manufacture and commercialize Brilacidin for UP/UPS, and to achieve specified developmental milestones. Alfasigma will be solely responsible for all costs and expenses associated with developing, manufacturing and commercializing Brilacidin for UP/UPS. The license agreement also provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, and a right of first negotiation for Brilacidin in other gastrointestinal indications.

Active Clinical Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis (OM)	Phase 2 Study (completed) Phase 3 in preparation
	Inflammatory Bowel Disease (IBD)	Phase 2 Proof of Concept Study (completed) Phase 1 Safety/toleration/PK of oral dosage form in preparation
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)
Kevetrin	Ovarian Cancer	Phase 2 Study (completed)

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

Set forth below is an overview of our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Quarterly Report on Form 10-Q is submitted:

Brilacidin

Two trials of topical/locally administered Brilacidin have been completed: a double-blind Phase 2 clinical trial of Brilacidin for the treatment of Oral Mucositis (OM); and an open-label Phase 2 Proof-of-Concept (P-o-C) trial of Brilacidin for the treatment of Ulcerative Proctitis/Proctosigmoiditis (UP/UPS), two types of Inflammatory Bowel Disease (IBD). Brilacidin for the treatment of UP/UPS has been licensed to Alphasigma. Appropriate regulatory and other activities aimed at moving the OM program forward into further clinical testing are currently underway.

Topical Administration (Oral Mucositis; IBD,UP/UPS)

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

IBD, UP/UPS study —(see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). This Phase 2a trial comprises three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. Future development work with locally-administered Brilacidin for UP/UPS will be conducted by Alfasigma.

Oral Administration: (IBD,UC)

To obtain maximum value of the Brilacidin-IBD asset, the Company is developing the drug candidate for oral dosing.

IBD, Ulcerative Colitis (UC) — Brilacidin is also being developed as a treatment in more extensive forms of IBD, with formulation development plans including oral tablets first aimed for the treatment of ulcerative colitis and then Crohn’s disease. The Company has partnered with BDD Pharma for oral development of Brilacidin in tablet form utilizing BDD Pharma’s patented OralogiK™ tablet technology to achieve selective delivery of Brilacidin to the colon. Initial clinical testing in a Phase 1 single-dose escalation trial was conducted in January 2020, which tested a radio (gamma) isotope labeled Brilacidin oral formulation in healthy volunteers to assess targeting, dispersion, safety, toleration, and the pharmacokinetic profile. Following multidose testing in healthy volunteers, a placebo-controlled Phase 2 clinical trial in UC patients would be targeted to begin in the second half of calendar year 2020. We aim to design this patient clinical trial to firmly anchor proof-of-concept for treatment of ulcerative colitis.

As stated above, we see significant opportunities in treating Oral Mucositis and IBD with Brilacidin. The clinical data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

Intravenous administration: ABSSSI

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

Expenditures on Brilacidin were approximately $0.2 million and $0.7 million during the three months ended December 31, 2019 and 2018, respectively, and approximately $0.4 million and $1.1 million during the six months ended December 31, 2019 and 2018, respectively.

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

Expenditures on Kevetrin were insignificant during the both the quarters and six months ended December 31, 2019 and 2018.

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

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had approximately $0.2 million in cash compared to $0.6 million of cash as of June 30, 2019. The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $0.4 million and is not adequate to fund our operations. The Company’s only revenue during the six months ended December 31, 2019 is $0.4 million under the terms of the License Agreement with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). We have no product sales as we do not have any products in the market and will continue to not have significant revenues until we begin to market our products after we have obtained the necessary FDA approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.5 million for the next twelve months, raise doubt about its ability to continue as a going concern for the next 12 months. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended December 31, 2019 and 2018

Revenue

We generated no revenue for the three months ended December 31, 2019 and 2018, respectively.

We incurred operating expenses of approximately $1.3 million and $2.0 million for the three months ended December 31, 2019 and 2018, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$	%

Clinical studies and development research	$386,000	$797,000	(411,000)	-52%
Officers’ payroll and payroll tax expenses related to R&D Department	118,000	113,000	5,000	4%
Employees payroll and payroll tax expenses related to R&D Department	70,000	111,000	(41,000)	-37%
Stock-based compensation - officers	109,000	226,000	(117,000)	-52%
Stock-based compensation - employees	22,000	49,000	(27,000)	-55%
Stock-based compensation - consultants	7,000	12,000	(5,000)	-42%
Depreciation and amortization expenses	94,000	91,000	3,000	3%
Total	$806,000	$1,399,000	(593,000)	-42%

Research and development expenses for proprietary programs decreased during the three months ended December 31, 2019 primarily due to less spending on our programs. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Officers’ payroll increased during the three months ended December 31, 2019 primarily due to the increase in officers’ payroll tax expense during the three months ended December 31, 2019. On December 19, 2019, Arthur P. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company, effective immediately.

Employees payroll and payroll tax expenses decreased during the three months ended December 31, 2019 related to fewer employees engaged in preclinical development, which led to the decrease in employees’ payroll during the three months ended December 31, 2019.

Stock-based compensation - officers decreased during the three months ended December 31, 2019 primarily because of lower stock-based compensation expense for an award granted to our President and Chief Medical Officer on September 1, 2018 compared to an award granted on September 1, 2019.

Stock-based compensation - employees decreased during the three months ended December 31, 2019 due to valuation of stock awards vesting being lower to employees during the quarter ended December 31, 2019 compared with the same period in 2018.

Stock-based compensation - consultants decreased during the three months ended December 31, 2019 due to less stock awards were granted to consultants during the quarter ended December 31, 2019 compared with the same period in 2018.

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

Below is a summary of our general and administrative expenses for the three months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$	%

Insurance and health expense	$124,000	$124,000	-	0%
Rent and utility expense	30,000	61,000	(31,000)	-51%
Other G&A	200,000	247,000	(47,000)	-19%
Total	$354,000	$432,000	(78,000)	-18%

General and administrative expenses decreased during the three months ended December 31, 2019 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$ %

Officers’ payroll and payroll tax expenses	$118,000	$118,000	-	0%

There was no change in the officers’ payroll and payroll tax expenses during the three months ended December 31, 2019.

Professional Fees

Below is a summary of our Professional fees for the three months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$ %

Audit, legal and professional fees	$67,000	45,000	22,000	49%

Professional fees increased during the three months ended December 31, 2019 primarily related to increase in legal fees and other professional fees for more legal review of various contracts in 2019.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$	%

Other Income	$-	40,000	$(40,000)	-100%
Interest expense-debt	(48,000)	(50,000)	2,000	-4%
Interest expense-preferred stock liability	(20,000)	(1,975,000)	1,955,000	-99%
Warrants modification expense	(1,212,000)	-	(1,212,000)	-%
Other Income (Expense), net	$(1,280,000)	(1,985,000)	705,000	-36%

Other income decreased during the three months ended December 31, 2019 due to no disposal of lab equipment during the quarter ended December 31, 2019 compared with the same period in 2018.

There was a decrease in interest expenses paid on the note payable – related party, because the decrease in the note payable due to the Company’s Chairman and CEO since January 29, 2019 (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was a decrease in interest expense – preferred stock liability of approximately $1,975,000 relating to the issuance of Series B preferred stock that has been recorded as a liability on the accompanying balance sheets. The interest expense – preferred stock liability of approximately $20,000 during the three months ended December 31, 2019 represented the 5% dividend accrued for the Series B preferred stock for the three months ended December 31, 2019.

There was an increase in warrants modification expense of approximately $1,212,000 relating to the extension of the termination date for each warrant to December 31, 2021 (see 13. Equity Transactions to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $2.6 million and $4.0 million for the three months ended December 31, 2019 and 2018, respectively because of the above-mentioned factors.

For the six months ended December 31, 2019 and 2018

Revenue

We generated revenue of $0.4 million and $0 million for the six months ended December 31, 2019 and 2018, respectively. Revenue during the six months ended December 31, 2019 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).

We incurred operating expenses of approximately $2.7 million and $4.0 million for the six months ended December 31, 2019 and 2018, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the six months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$	%

Clinical studies and development research	$676,000	$1,414,000	(738,000)	-52%
Officers’ payroll and payroll tax expenses related to R&D Department	232,000	346,000	(114,000)	-33%
Employees payroll and payroll tax expenses related to R&D Department	140,000	295,000	(155,000)	-53%
Stock-based compensation - officers	298,000	398,000	(100,000)	-25%
Stock-based compensation - employees	60,000	93,000	(33,000)	-35%
Stock-based compensation - consultants	16,000	25,000	(9,000)	0%
Depreciation and amortization expenses	187,000	185,000	2,000	1%
Total	$1,609,000	$2,756,000	(1,147,000)	-42%

Research and development expenses for proprietary programs decreased during the six months ended December 31, 2019 primarily due to less spending on our programs. Clinical studies and development expenses may decrease in future reporting periods depending on the Company’s current and future financial liquidity.

Officers’ payroll decreased during the six months ended December 31, 2019 because the Company’s President of Research resigned in September 2018, which led to the decrease in officers’ payroll during the six months ended December 31, 2019.

Employees payroll and payroll tax expenses decreased during the six months ended December 31, 2019 related to fewer employees engaged in preclinical development, which led to the decrease in employees’ payroll during the six months ended December 31, 2019.

Stock-based compensation - officers decreased during the six months ended December 31, 2019 primarily because of lower stock-based compensation expense for an award granted to our President and Chief Medical Officer on September 1, 2018 compared to an award granted on September 1, 2019.

Stock-based compensation - employees decreased during the six months ended December 31, 2019 due to valuation of stock awards vesting being lower to employees during the six months ended December 31, 2019 compared with the same period in 2018.

Stock-based compensation - consultants decreased during the six months ended December 31, 2019 due to less stock awards were granted to consultants during the six months ended December 31, 2019 compared with the same period in 2018.

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

Below is a summary of our general and administrative expenses for the six months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$	%

Insurance and health expense	$252,000	$255,000	(3,000)	-1%
Rent and utility expense	68,000	122,000	(54,000)	-44%
Other G&A	299,000	315,000	(16,000)	-5%
Total	$619,000	$692,000	(73,000)	-11%

General and administrative expenses decreased during the six months ended December 31, 2019 primarily related to decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the six months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$ %

Officers’ payroll and payroll tax expenses	$236,000	$241,000	(5,000)	-2%

Officers’ payroll and payroll tax expenses for the Company slightly decreased during the six months ended December 31, 2019.

Professional Fees

Below is a summary of our Professional fees for the six months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$ %

Audit, legal and professional fees	$222,000	304,000	(82,000)	-27%

Professional fees decreased during the six months ended December 31, 2019 primarily related to higher legal fees and other professional fees in connection with negotiation of the Securities Purchase Agreement executed in October 2019, partially offset by increased legal review of various contracts in 2019.

Other Income (Expense)

Below is a summary of our other income (expense) for the six months ended December 31, 2019 and 2018, respectively (rounded to nearest thousand):

	For the Six months ended		Change
	December 31,		2019 vs. 2018
	2019	2018	$	%

Other income	-	40,000	(40,000)	-100%
Interest expense – debt	(96,000)	(101,000)	5,000	-5%
Interest expense – preferred stock liability	(40,000)	(1,975,000)	1,935,000	-98%
Change in fair value of preferred stock liability	102,000	-	102,000	-%
Impairment expense of operating lease	(643,000)	-	(643,000)	-%
Warrants modification expense	(1,212,000)	-	(1,212,000)	-%
Other Income (Expense), net	$(1,889,000)	$(2,036,000)	$147,000	-7%

Other income decreased during the six months ended December 31, 2019 due to no disposal of lab equipment during the six months ended December 31, 2019 compared with the same period in 2018.

There was a decrease in interest expenses paid on the note payable – related party, because the decrease in the note payable due to the Company’s Chairman and CEO since January 29, 2019 (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was a decrease in interest expense – preferred stock liability of approximately $1,975,000 relating to the issuance of Series B preferred stock that has been recorded as a liability on the accompanying balance sheets. The interest expense – preferred stock liability of approximately $20,000 during the six months ended December 31, 2019 represented the 5% dividend accrued for the Series B preferred stock for the six months ended December 31, 2019.

There was an increase in change in value related to the Series B preferred stock (see Note 14. Fair Value Measurement to the condensed consolidated financial statements).

There was an increase in impairment expense of operating lease of approximately $643,000, related to the operating lease right-of-use asset (see Note 8 – Operating Leases to the condensed consolidated financial statements).

There was an increase in warrants modification expense of approximately $1,212,000 relating to the extension of the termination date for each warrant to December 31, 2021 (see 13. Equity Transactions to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $4.2 million and $6.0 million for the six months ended December 31, 2019 and 2018, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of December 31, 2019, we had approximately $0.2 million in cash compared to $0.6 million of cash as of June 30, 2019. The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $0.4 million and is not adequate to fund our operations. We anticipate that future budget expenditures, based upon us obtaining the adequate financial resources to enable us to operate at our budgeted operations, will be approximately a total of $11.5 million for the next twelve months, including approximately $7.5 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this projection.

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

Our ability to successfully raise sufficient funds through the sale of equity securities, and to meet our current and future operating expenditures is uncertain and subject to market conditions generally, the market for our common stock, and our ability to sell our common stock and other risks. These factors, among others, raise substantial doubt about our ability to continue as a going concern for the next 12 months. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. In addition, we may be forced to cease all operations, in which event investors may lose their entire investment in the Company. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2. Going Concern and Liquidity to the condensed consolidated financial statements included elsewhere in this report for a further discussion of our liquidity and the conditions and events which raise substantial doubt regarding our ability to continue as a going concern for the next 12 months.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures (rounded to nearest thousand):

	Six Months Ended		Change
	December 31,		Increase/
	2019	2018	(Decrease)
			%
Net cash used in operating activities	$(1,444,000)	$(3,973,000)	(64)%
Net cash provided by investing activities	(45,000)	4,000	(1225)%
Net cash provided by financing activities	1,097,000	2,293,000	(52)%
Net decrease in cash	$(392,000)	$(1,676,000)	(77)%

The decrease in net cash used in operating activities of $2.5 million versus the prior-year six-month period was mainly due to decreases in our losses from operations of $3.4 million, largely attributable to increase in initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements) and less spending for research and development expenses.

Our operating activities used cash of $1.4 million and $4.0 million for the six months ended December 31, 2019 and 2018, respectively. The use of cash in these periods principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation, patent amortization change in fair value of preferred stock, interest expense on preferred stock, impairment expense of operating lease, and changes in our working capital accounts.

Investing activities

The decrease in net cash provided by investing activities versus the prior-year six-month period was due to decrease in sales proceeds of property, plant and equipment.

Financing activities

During the six months ended December 31, 2019 and 2018, our total net financing activities provided cash of $1.1 million and $2.3 million, respectively.

During the six months ended December 31, 2019 and 2018, we raised approximately $1.2 million and $2.4 million in net cash proceeds from exercise of warrants and from issuance of Series B preferred stock and exercise of warrants, respectively.

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

During the six months ended December 31, 2019, the Company issued 1,192 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $1.2 million, upon exercise of 1,192 warrants. As of December 31, 2019, Series 1-4 warrants to purchase 6,528 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Commitments and Contingencies

Please see Note 9 to the condensed consolidated financial statements, Commitments and Contingencies, for a discussion of recent contractual commitments and contingent liability - disputed invoices.

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

As of December 31, 2019, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2019, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 22, 2020, the Company filed a complaint against Cummings Properties, LLC in the Superior Court of the Commonwealth of Massachusetts (C.A. No. 20-77CV00101), seeking, among other things, declaratory relief that the lease for the Company’s prior principal executive offices did not automatically extend for an additional five years from September 2018, return of the Company’s security deposit, and damages. This action is in the preliminary stages and the Company is currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
10.1	Form of Warrant Amendment Agreement, dated December 26, 2019, between the Company and each investor party thereto.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 26, 2019

31.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: February 13, 2020	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

