Form 10-Q
period 2020-03-31
Innovation Pharmaceuticals Inc.
filed 2020-05-14
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	292,754,152
Common Stock Class B, $0.0001 par value	1,818,180

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended March 31, 2020

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; statements relating to potential licensing, partnering or similar arrangements concerning our drug compounds; statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications such as, among others, COVID-19; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern and our capital needs; our ability to fund and successfully progress internal research and development efforts and to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; our ability to achieve certain future regulatory, development and commercialization milestones under our license agreement with Alfasigma S.p.A.; the development of treatments or vaccines relating to the COVID-19 pandemic by other entities; and compliance with regulatory requirements, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND JUNE 30, 2019

(Unaudited)

(Rounded to nearest thousand except for shares data)

	March 31,	June 30,
	2020	2019
ASSETS
Current Assets:
Cash	$775,000	$579,000
Prepaid expenses and other current assets	36,000	46,000
Total Current Assets	811,000	625,000
Other Assets:
Patent costs - net	3,120,000	3,342,000
Property, plant and equipment - net	—	1,000
Security deposit	78,000	78,000
Total Other Assets	3,198,000	3,421,000
Total Assets	$4,009,000	4,046,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,498,000 and $1,511,000, respectively)	$2,320,000	$2,127,000
Accrued expenses - (including related party accruals of approx. $78,000 and $45,000, respectively)	118,000	85,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $3,329,000 and $3,129,000, respectively)	3,434,000	3,162,000
Operating lease - current portion	132,000	-
Note payable - related party	1,822,000	1,922,000
Total Current Liabilities	7,826,000	7,296,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 350 and 1,196 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	200,000	879,000
Operating lease - non-current portion	454,000	-
Total Liabilities	8,480,000	8,175,000
Commitments and contingencies (Note 9)
Stockholders' Deficiency
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common stock - Class A, $0.0001 par value, 600,000,000 shares and 300,000,000 shares authorized, as of March 31, 2020 and June 30, 2019, respectively, 267,408,840 shares and 202,860,141 shares issued as of March 31, 2020 and June 30, 2019, respectively, 266,749,392 shares and 202,631,923 shares outstanding as of March 31, 2020 and June 30, 2019, respectively	27,000	21,000
Common stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 1,818,180 shares and 909,090 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	—	—
Additional paid-in capital	95,414,000	90,537,000
Accumulated deficit	(99,766,000)	(94,596,000)
Treasury stock, at cost (659,448 shares and 228,218 shares as of March 31, 2020 and June 30, 2019, respectively)	(146,000)	(91,000)
Total Stockholders' Deficiency	(4,471,000)	(4,129,000)
Total Liabilities and Stockholders' Deficiency	$4,009,000	$4,046,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$—	$—	$400,000	$—

Operating expenses:
Research and development expenses	276,000	707,000	1,885,000	3,463,000
General and administrative expenses	461,000	250,000	1,080,000	942,000
Officers' payroll and payroll tax expenses	131,000	126,000	367,000	367,000
Professional fees	57,000	45,000	279,000	349,000

Total operating expenses	925,000	1,128,000	3,611,000	5,121,000

Net loss from operations	(925,000)	(1,128,000)	(3,211,000)	(5,121,000)

Other income (expense)
Other income	—	—	—	40,000
Change in fair value of preferred stock	—	50,000	102,000	50,000
Interest expense – debt	(59,000)	(44,000)	(155,000)	(145,000)
Interest expense – preferred stock liability	(11,000)	(15,000)	(51,000)	(1,990,000)
Warrants modification expense	—	—	(1,212,000)	—
Impairment expense of operating lease	—	—	(643,000)	—
Total other income (expense)	(70,000)	9,000	(1,959,000)	(2,045,000)

Loss before provision for income taxes	(995,000)	(1,137,000)	(5,170,000)	(7,166,000)
Provision for income taxes	—	—	—	—

Net loss	$(995,000)	$(1,137,000)	$(5,170,000)	$(7,166,000)

Basic and diluted loss per share attributable to common stockholders	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Basic and diluted weighted average number of common shares	238,835,390	182,556,203	219,491,850	172,051,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2019

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Nine Months Ended March 31, 2019

	Common Stock A		Common Stock B		Additional		Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2018	163,103,927	$17,000	—	$—	$83,747,000	$(85,915,000)	—	$—	$(2,151,000)

Shares issued to consultant for services at $0.84 - $1.38	—	—	—	—	3,000	—	—	—	3,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	112,000	—	—	—	112,000
Stock options issued to consultant for services at $0.43 - $0.73	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	60,000	—	—	—	60,000
Issuance of 572,264 shares to Officer and employee	572,264	—	—	—	—	—	—	—	—
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	12,000	—	—	—	12,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	32,000	—	—	—	32,000
Net loss for the three months ended 9/30/2018	—	—	—	—	—	(2,050,000)	—	—	(2,050,000)
Balance at September 30, 2018	163,676,191	$17,000	—	$—	$83,976,000	$(87,965,000)	—	$—	$(3,972,000)

Shares issued to consultant for services at $0.84 - $1.38	—	—	—	—	2,000	—	—	—	2,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	148,000	—	—	—	148,000
Stock options issued to consultant for services at $0.43 - $0.73	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	78,000	—	—	—	78,000
Issuance of 533,334 shares to Officer & 218,946 shares were withheld for tax purposes as Treasury shares, so net issuance was 314,387 shares	(218,946)	—	—	—	—	—	218,946	(87,000)	(87,000)
Issuance of 38,930 shares to employee, 9,272 shares were withheld for tax purposes as Treasury shares, so net issuance was 29,658 shares	(9,272)	—	—	—	—	—	9,272	(4,000)	(4,000)
Issuance of 12,500 shares to Consultant	12,500	—	—	—	—	—	—	—	—
Conversion of 1,310 preferred stocks to 12,808,388 common stock	12,808,388	1,000	—	—	(1,000)	—	—	—	—
Offering cost for Q2-2019	—	—	—	—	(159,000)	—	—	—	(159,000)
To record underlying Series 1, Series 2 and Series 3 Warrants attached to 2,000 shares Series B Preferred Stock	—	—	—	—	817,000	—	—	—	817,000
To record beneficial conversion feature of Series B preferred stock & warrants discounts	—	—	—	—	1,917,000	—	—	—	1,917,000
Transfer of the related preferred stock liability to APIC	—	—	—	—	963,000	—	—	—	963,000
Allocating warrants (proportion of value exercised) to Pref Stock Liability	—	—	—	—	(20,000)	—	—	—	(20,000)
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	15,000	—	—	—	15,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	34,000	—	—	—	34,000
Net loss for the three months ended 12/31/2018	—	—	—	—	—	(3,979,000)	—	—	(3,979,000)
Balance at December 31, 2018	176,268,861	$18,000	—	$—	$87,780,000	$(91,944,000)	228,218	$(91,000)	$(4,237,000)

Shares issued to consultant for services at $0.84 - $1.38	—	—	—	—	2,000	—	—	—	2,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	145,000	—	—	—	145,000
Stock options issued to consultant for services at $0.43 - $0.73	—	—	—	—	17,000	—	—	—	17,000
Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	77,000	—	—	—	77,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	12,000	—	—	—	12,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	33,000	—	—	—	33,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	—	—	909,090	—	100,000	—	—	—	100,000
5% dividend paid by issuance of preferred stock	—	—	—	—	17,000	—	—	—	17,000
Conversion of 954 preferred stocks to 11,306,457 common stock	11,306,457	1,000	—	—	(1,000)	—	—	—	—
Transfer of the related preferred stock liability to APIC	—	—	—	—	735,000	—	—	—	735,000
Allocating warrants (proportion of value exercised) to Pref Stock Liability	—	—	—	—	(45,000)	—	—	—	(45,000)
Reversal of the stock based compensation related to unvested options and shares	—	—	—	—	(4,000)	—	—	—	(4,000)
Net loss for the three months ended 3/31/2019	—	—	—	—	—	(1,137,000)	—	—	(1,137,000)

Balance at March 31, 2019	187,575,318	$19,000	909,090	$—	$88,868,000	$(93,081,000)	228,218	$(91,000)	$(4,285,000)

For the Nine Months Ended March 31, 2020

	Common Stock A		Common Stock B		Additional		Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2019	202,631,923	$21,000	909,090	$—	$90,537,000	$(94,596,000)	228,218	$(91,000)	$(4,129,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	65,000	—	—	—	65,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	124,000	—	—	—	124,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	28,000	—	—	—	28,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.43	—	—	—	—	6,000	—	—	—	6,000
Shares issued to consultant for services at $0.43 - $0.73	—	—	—	—	3,000	—	—	—	3,000
Issuance of 12,500 shares to Consultant	12,500	—	—	—	—	—	—	—	—
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(421,611)	—	—	—	—	—	421,611	(54,000)	(54,000)
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(9,619)	—	—	—	—	—	9,619	(1,000)	(1,000)
Conversion of 890 preferred stocks to 9,030,870 common stock	9,030,870	1,000	—	—	475,000	—	—	—	476,000
Excess of exercise price of 1,045 warrants over fair value	—	—	—	—	478,000	—	—	—	478,000
Net loss for the three months ended 9/30/2019	—	—	—	—	—	(1,550,000)	—	—	(1,550,000)

Balance at September 30, 2019	212,369,124	$22,000	909,090	$—	$91,726,000	$(96,146,000)	659,448	$(146,000)	$(4,544,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	37,000	—	—	—	37,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	71,000	—	—	—	71,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	16,000	—	—	—	16,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	6,000	—	—	—	6,000
Stock options issued to consultant for services at $0.43	—	—	—	—	6,000	—	—	—	6,000
Shares issued to consultant for services at $0.43 - $0.73	—	—	—	—	2,000	—	—	—	2,000
Conversion of 291 preferred stocks to 6,182,539 common stock	6,182,539	—	—	—	156,000	—	—	—	156,000
Excess of exercise price of 147 warrants over fair value	—	—	—	—	46,000	—	—	—	46,000
Warrants Modification expense	—	—	—	—	1,212,000	—	—	—	1,212,000
Net loss for the three months ended 12/31/2019	—	—	—	—	—	(2,625,000)	—	—	(2,625,000)

Balance at December 31, 2019	218,551,663	$22,000	909,090	$—	$93,278,000	$(98,771,000)	659,448	$(146,000)	$(5,617,000)

Stock Options issued to employee for services at $0.398 to $1.37	—	—	—	—	16,000	—	—	—	16,000
Shares issued to employee for services at $0.132 to $0.705	—	—	—	—	6,000	—	—	—	6,000
Stock Options issued to consultants for services at $0.089 to $0.127	—	—	—	—	14,000	—	—	—	14,000
Stock Options issued to directors for services at $0.1	—	—	—	—	103,000	—	—	—	103,000
Shares issued to directors for services at $0.1	—	—	—	—	40,000	—	—	—	40,000
To reverse the option expense & stock awards granted for officer Art - Q3-2020	—	—	—	—	(86,000)	—	—	—	(86,000)
To reverse the option expense & stock awards granted for officer- Q3-2020	—	—	—	—	(165,000)	—	—	—	(165,000)
Conversion of 2,884 preferred stocks to 48,197,729 common stock	48,197,729	5,000	—	—	1,538,000	—	—	—	1,543,000
Excess of exercise price of 2,945 warrants over fair value	—	—	—	—	552,000	—	—	—	552,000
To adjust the 41 Pref stock from $982.5 to $535.12	—	—	—	—	18,000	—	—	—	18,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	—	—	909,090	—	100,000	—	—	—	100,000
Net loss for the three months ended 3/31/2020	—	—	—	—	—	(995,000)	—	—	(995,000)

Balance at March 31, 2020	266,749,392	$27,000	1,818,180	$—	$95,414,000	$(99,766,000)	659,448	$(146,000)	$(4,471,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,170,000)	$(7,166,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock and stock options issued as compensation	302,000	798,000
Amortization of patent costs	279,000	277,000
Patent write-off	—	155,000
Depreciation of equipment	1,000	1,000
Gain on disposal of equipment	—	(40,000)
Interest expense-preferred stock	51,000	1,990,000
Change in fair value of preferred stock	(102,000)	(50,000)
Warrants modification expense	1,212,000	—
Impairment expense of operating lease	643,000	—
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	10,000	43,000
Accounts payable	193,000	(930,000)
Accrued expenses	33,000	(25,000)
Accrued officers' salaries and payroll taxes	272,000	(45,000)
Operating lease liability	(58,000)	—

Net cash used in operating activities	(2,334,000)	(4,992,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceeds of property, plant and equipment	—	40,000
Patent costs	(57,000)	(58,000)

Net cash used in investing activities	(57,000)	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2,642,000	1,253,000
Purchase of treasury stock	(55,000)	(91,000)
Proceeds from issuance of preferred stocks and warrants, net of financing costs	—	1,892,000

Net cash provided by financing activities	2,587,000	3,054,000

NET INCREASE (DECREASE) IN CASH	196,000	(1,956,000)
CASH, BEGINNING OF PERIOD	579,000	2,424,000
CASH, END OF PERIOD	$775,000	$468,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$111,000	$128,000
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Commitment shares issued as deferred offering costs	$—	$(159,000)
Allocating warrants (proportion of value exercised) to preferred stock liability	$—	$(65,000)
Initial warrant valuation	$1,212,000	817,000
Beneficial conversion features on preferred stock and warrant discounts	$—	$1,917,000
Stock dividend paid by issuance of preferred stock	$—	$17,000
Conversion of Series B Convertible Preferred stock to Common stock	$2,169,000	$1,698,000
Excess of exercise price of warrants at $850-$950 over fair value of $535	$1,094,000	$—
Cancellation of shareholder debt for the purchase of 909,090 shares of Common stock Class B shares	$100,000	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation, a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the three and nine months ended March 31, 2020 and 2019 were not significant.

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

We have incurred recurring losses since inception and expect to continue to incur losses as a result of costs and expenses related to our research and development of our compounds and our corporate general and administrative expenses. As of March 31, 2020, the Company has an accumulated deficit of approximately $99.8 million, representative of recurring losses since inception. The Company earned $0.4 million as an initial upfront payment under the terms of the License Agreement with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).  The Company does not currently have any products on the market and will continue to not have significant revenues until it begins to market its products after it has obtained the necessary Federal Drug Administration (the “FDA”) and/ or other health authorities’ approval, or generates income from the licensing of its drugs. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.5 million for the next twelve months, raise substantial doubt about its ability to continue as a going concern.

As of March 31, 2020, the Company’s cash amounted to $0.8 million and current liabilities amounted to $7.8 million. The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the nine months ended March 31, 2020 was approximately $2.3 million, and current projections indicate that the Company will continue to have negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the nine months ended March 31, 2020 and 2019, amounted to $5.2 million and $7.2 million, respectively, and we had a working capital deficit of approximately $7.0 million and $6.7 million, respectively, at March 31, 2020 and June 30, 2019.

The Company’s primary sources of liquidity are cash and cash equivalents as well as issuances of its equity securities. During the nine months ended March 31, 2020, the Company issued 2,945 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $2.6 million, upon exercise of 2,945 warrants. As of March 31, 2020, Series 1-4 warrants to purchase 4,775 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the condensed consolidated financial statements).

The amount of cash and cash equivalents at March 31, 2020 is approximately $0.8 million. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without raising additional capital in the future. These condensed consolidated financial statements do not include any adjustments related to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

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

Basic Loss per Share

Basic and diluted loss per share is computed based on the weighted average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, convertible notes payable underlying shares, unvested restricted stock and Series B Convertible Preferred Stock at a conversion price at approximately $0.07 and $0.04 per share for the nine months ended March 31, 2020 and 2019, respectively. Common share equivalents of 38 million shares and 66 million shares of common stock were excluded from the computation of diluted loss per share for the nine months ended March 31, 2020 and 2019, respectively, because we incurred net losses for the nine months ended March 31, 2020 and 2019, and the effect of including these potential common shares in the net loss per share calculations would be antidilutive and are therefore not included in the calculations.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 659,448 shares and 228,218 shares of treasury stock outstanding, purchased at a total cumulative cost of $146,000 and $91,000 as of March 31, 2020 and June 30, 2019, respectively (see Note 13. Equity Transactions to the condensed consolidated financial statements).

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

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. ‘tax regulations’. Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.  Effective July 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	March 31, 2020	June 30, 2019

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,175,000	1,118,000
		5,401,000	5,344,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(1,993,000)	(1,765,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(288,000)	(237,000)
Total		$3,120,000	$3,342,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended March 31, 2020 and 2019 was approximately $93,000 and $92,000, respectively, and was approximately $279,000, and $277,000 for the nine months ended March 31, 2020 and 2019, respectively.

During the nine months ended March 31, 2020 and 2019, the Company has written off the Prurisol patent and other patents of approximately $0 and $155,000, respectively and included in general and administrative expenses.

At March 31, 2020, the future amortization period for all patents was approximately 5.43 years to 16.75 years. Future estimated amortization expenses are approximately $93,000 for the year ending June 30, 2020, $373,000 for each year from 2021 to 2024, and total of $1,535,000 for the year ending June 30, 2025 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2020	June 30, 2019

Accrued research and development consulting fees	$40,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	70,000	37,000

Total	$118,000	$85,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2020	June 30, 2019

Accrued salaries - related parties	$2,764,000	$2,647,000
Accrued salaries – ex- President and Chief Medical Officer	425,000	352,000
Accrued payroll taxes - related parties	140,000	130,000
Accrued salaries	30,000	—
Withholding tax – payroll & other taxes	75,000	33,000

Total	$3,434,000	$3,162,000

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

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first phase III clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time AlfaSigma has not commenced a Phase 1 clini cal trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

The Company generated revenue of $0.4 million and $0.0 million for the nine months ended March 31, 2020 and 2019, respectively. Revenue during the nine months ended March 31, 2020 represented the initial non-refundable payment of $0.4 million received from Alfasigma.

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

The Company determined that the operating lease right-of-use asset is fully impaired on September 30, 2019 because of the Company’s current lack of working capital (see Note 2. Going Concern and Liquidity to the condensed consolidated financial statements) resulting in its limited usage of the leased office. The Company has been unable to enter into a sub-lease agreement for this leased office on September 30, 2019.  As such, the Company recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since September 30, 2019. The Company vacated the leased office space in December 2019, and in January 2020 the Company initiated a lawsuit against the lessor relating to an automatic extension of the lease for the office space and related matters (See Note 9).

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended March 31, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$92,000
Variable lease cost	6,000
$98,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2020	$174,000
Weighted average remaining lease term – operating leases (in years)	3.42
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2020
Operating leases
Short-term operating lease liabilities	$132,000
Long-term operating lease liabilities	454,000

Total operating lease liabilities	$586,000

The following table provides maturities of the Company’s lease liabilities at March 31, 2020 as follows:

Operating Leases
Fiscal Year Ending June 30,
2020 (remaining 3 months)	$56,000
2021	223,000
2022	223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	785,000
Less: Imputed interest/present value discount	(199,000)

Present value of lease liabilities	$586,000

Operating lease cost for the three months and the nine months ended March 31, 2020 was approximately $26,000 and $92,000, respectively. Rent expense, net of lease income, under this operating lease agreement was approximately $58,000 and $168,000 for the three months and the nine months ended March 31, 2019, respectively.

9. Commitments and Contingencies

Litigation

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $2.0 million to contract research organizations as of March 31, 2020. Expenses are recognized when services are performed by the contract research organizations.

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

All of the above disputed invoices were reflected as current liabilities as of March 31, 2020.

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

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At March 31, 2020 and June 30, 2019, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable.  Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

Share Issuance

On February 23, 2020, the Company issued (i) options for the purchase of 500,000 shares of Class A common stock at an exercise price of $0.10 per share, which is 110% of the previous per share closing price of $0.09 on February 21, 2020, and (ii) 500,000 shares of Class A common stock to each member of the Company’s Board of Directors, consisting of Leo Ehrlich, Barry Schechter and Zorik Spektor.

Other related party transactions are disclosed in Note 11 below.

11. Convertible Note Payable - Related Party

The Ehrlich Promissory Note C is an unsecured demand note with Mr. Ehrlich, the Company’s Chairman and CEO, that originated in 2010, bears 9% simple interest per annum and is convertible into the Company’s Class A common stock at $0.50 per share.

On December 29, 2010, the Company issued 18,000,000 Equity Incentive Options to Mr. Ehrlich, which are exercisable at $0.11 per share. On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan of approximately $2,022,000 and agreed to change the interest rate from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten years from the date of issuance.

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

As of March 31, 2020 and June 30, 2019, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,822,000 and $1,922,000, respectively.

During the nine months ended March 31, 2020 and 2019, the Company accrued interest of $144,000 and $145,000 to Mr. Ehrlich, respectively and paid the interests in cash of $111,000 and $128,000 to Mr. Ehrlich, respectively.

As of March 31, 2020 and June 30, 2019, the balance of accrued interest payable were $70,000 and $36,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other to the condensed consolidated financial statements).

As of March 31, 2020 and June 30, 2019, the total outstanding balances of principal and interest were approximately $1,892,000 and $1,959,000, respectively.

12. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

Stock-based Compensation – Stock Options

2016 Equity Incentive Plan

On February 23, 2020, the Board of Directors approved an amendment to Section 4.1 of the Corporation’s 2016 Equity Incentive Plan to increase the annual limit on the number of awards under such Plan to outside directors from 250,000 to 1,500,000.

On June 30, 2016, the Board of Directors adopted the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan became effective upon adoption by the Board of Directors on June 30, 2016.

Up to 20,000,000 shares of the Company’s Class A common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan).

Stock Options

The fair value of options granted for the nine months ended March 31, 2020 and 2019 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Nine Months Ended March 31,
	2020	2019
Expected term (in years)	3 - 10	5-10
Expected stock price volatility	73.68% to 92.21%	67.34% to 104.11%
Risk-free interest rate	0.41% to 1.50%	2.51% to 2.86%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and nine months ended March 31, 2020 and 2019 are as follows (rounded to nearest thousand):

	Three months ended March 31		Nine months ended March 31
	2020	2019	2020	2019
Stock-based compensation – officers	—	222,000	297,000	620,000
Stock-based compensation – employees	22,000	41,000	82,000	134,000
Stock-based compensation – consultants	14,000	19,000	31,000	44,000
Reversal of forfeited stock-based compensation	(251,000)	—	(251,000)	—
– included in Research and Development expenses	(215,000)	282,000	159,000	798,000

Stock-based compensation – officers – included in General and Administration expenses	143,000	—	143,000	—
Total Stock-based compensation, net	(72,000)	282,000	302,000	798,000

During the nine months ended March 31, 2020 and 2019

On February 23, 2020, the Company issued 500,000 options each to our Chairman and CEO and two other Board members, which are exercisable for 10 years at $0.10 per share of common stock. The total value of these options to purchase 1,500,000 shares was approximately $103,000 and we recognized approximately $103,000 of stock-based compensation costs and charged to additional paid-in capital as of March 31, 2020. The assumptions we used in the Black Scholes option-pricing model were disclosed above.  On the same date, the Company also issued 500,000 Class A Common shares each to our Chairman and CEO and two other Board members (See Note 13).

On March 30, 2020, the Company issued 250,000 options to a consultant for his one year contract and exercisable for 3 years at $0.086 per share of common stock. The total value of these 250,000 shares of stock option was approximately $12,000 and we recognized approximately $12,000 of stock-based compensation costs and charged to additional paid-in capital as of March 31, 2020. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On September 1, 2019, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, 1,066,667 shares of common stock. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $71,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. Due to the fact that Dr. Bertolino resigned on December 19, 2019, the Company recorded the forfeiture of his options and shares after 60 days of his resignation. During the nine months ended March 30, 2020, the Company reversed the stock-based compensation expenses of approximately $35,000 based on the amount of those unvested options and stock awards we expensed in the prior two quarters of the current year.

On September 1, 2019, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the nine months ended March 31, 2020, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards.

On September 1, 2018, the Company issued to Dr. Bertolino 1,066,667 shares of common stock. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. As above mentioned of Dr. Bertolino’s resignation on December 19, 2019, the Company recorded the forfeiture of his options and shares after 60 days of his resignation. During the nine months ended March 30, 2020, the Company reversed the stock-based compensation expenses of approximately $216,000 based on the amount of those unvested options and stock awards we expensed in the prior two quarters of the current year and prior years.  During the nine months ended March 31, 2020, the Company recorded approximately $52,000 of During the nine months ended March 31, 2019, the Company recorded approximately $188,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $65,000 of stock option expense and $123,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the nine months ended March 31, 2020, the Company recorded approximately $22,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $16,000 of stock option expense and $6,000 of stock awards. During the nine months ended March 31, 2019, the Company recorded approximately $17,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $12,000 of stock option expense and $5,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Dr. Bertolino under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options were planned to be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring were met at an earlier date.. During the nine months ended March 31, 2020, the Company recorded approximately $99,000 of stock-based compensation expense in connection with the forfeiture of the foregoing equity awards, including approximately $34,000 of stock option expense and $65,000 of stock awards. During the nine months ended March 31, 2019, the Company recorded approximately $432,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $150,000 of stock option expense and $282,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Harness under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options were planned to be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the nine months ended March 31, 2020, the Company recorded approximately $38,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $28,000 of stock option expense and $10,000 of stock awards. During the nine months ended March 31, 2019, the Company recorded approximately $38,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $28,000 of stock option expense and $10,000 of stock awards.

On September 1, 2016, the Company and Ms. Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Company 2016 Equity Incentive Plan 58,394 shares of restricted stock. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share. The 58,394 shares were valued at approximately $80,000, which were amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They were amortized over 3 years to September 1, 2019. During the nine months ended March 31, 2020, the Company recorded approximately $17,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $12,000 of stock option expense and $5,000 of stock awards. During the nine months ended March 31, 2019, the Company recorded approximately $75,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $55,000 of stock option expense and $20,000 of stock awards.

During the nine months ended March 31, 2020, the Company recorded approximately $18,000 of stock-based compensation expense to two consultants including approximately $13,000 of stock option expense and $5,000 of stock awards. During the nine months ended March 31, 2019, the Company recorded approximately $44,000 of stock-based compensation expense to consultants including approximately $36,000 of stock option expense and $8,000 of stock awards.

Exercise of options

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his 909,090 options, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his 909,090 options, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

Forfeiture of options

Dr. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company on December 19, 2019. During the three months ended March 31, 2020, all his 2,858,521 options he held were forfeited, representing the options he was granted since June 27, 2016 to September 1, 2019.  The Company reversed the $251,000 of unvested options and shares that were expensed in the current year and prior years.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	41,643,571	$0.22	2.76	$17,523,113
Granted	1,195,826	$0.31	7.64	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(19,260,424)	$0.21	—	—
Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	2,540,826	$0.08	9.32	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(2,858,521)	$0.66	—	—
Outstanding at March 31, 2020	21,443,098	$0.18	1.85	$380,836
Exercisable at March 31, 2020	19,597,124	$0.18	1.12	$335,836
Unvested stock options at March 31, 2020	1,845,974	$0.14	9.69	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(597,263)	$0.72
Total shares forfeited	(11,667)	$0.76
Total unvested shares outstanding at June 30, 2019	1,729,288	$0.51

Total shares granted	2,625,061	$0.11
Total shares vested	(1,137,561)	$0.56
Total shares forfeited	(1,600,001)	$0.22
Total unvested shares outstanding at March 31, 2020	1,616,787	$0.11

Scheduled vesting for outstanding restricted stock awards at March 31, 2020 is as follows:

	Year Ending June 30,
	2020	2021	2022	2023	Total

Scheduled vesting	1,500,000	58,394	38,929	19,464	1,616,787

As of March 31, 2020, there was approximately $118,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $111,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 0.48 years.

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

Exercise of Warrants to Purchase 5% convertible preferred stock

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

During the nine months ended March 31, 2020, the Company issued 2,945 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $2.6 million, upon exercise of 2,945 warrants. As of March 31, 2020, Series 1-4 warrants to purchase 4,775 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the condensed consolidated financial statements).

The following table summarizes the outstanding Series B preferred stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	—	$—	—	$—
				—
Granted	10,500	982.50	2.00	—
Exercised	(2,780)	982.50	2.00	—
Expired	-	-		—
Outstanding at June 30, 2019	7,720	$985.50	1.21	$752,700

Granted	—	—	—	—
Exercised	(2,945)	897.02	3.11	—
Expired				—
Outstanding at March 31, 2020	4,775	850.00	1.75	4,224,839

Warrants to Purchase Common Stock

On June 28, 2018, the Company entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC, pursuant to which the Company agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent. The Company issued to Aspire Capital warrants to purchase 8,000,000 shares of its common stock exercisable for 5 years at an exercise price of $0.38 per share. The warrants were recorded within stockholders’ deficiency. The fair value of the warrants issued on June 28, 2018 was estimated on the date of issuance using the Black-Scholes-Merton Model.  The value of the warrants issued was approximately $1.7 million.  Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	2.73%
Average expected life-years	5
Expected volatility	52.77%
Expected dividends	0%

The following table summarizes the outstanding common stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	8,000,000	$0.38	5.00	$—

Extended	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2019	8,000,000	$0.38	4.00	$—

Extended	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2020	8,000,000	$0.38	3.25	$—

As of March 31, 2020 and June 30, 2019, 8,000,000 warrants to purchase shares of the Company’s common stock exercisable for 5 years at an exercise price of $0.38 per share were outstanding.

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

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (See Note 11. Convertible Note Payable to the condensed consolidated financial statements).

As of March 31, 2020 and June 30, 2019, the total outstanding number of Class B common stock were 1,818,180 shares and 909,090 shares, respectively.

Class A Common Stock

On February 23, 2020, the Company issued 500,000 options each to our Chairman and CEO and two other Board members (see Note 12) and the Company also issued 500,000 shares of Class A common stock each to our Chairman and CEO and two other Board members, which shares will vest on June 30, 2020. The total value of these 1,500,000 shares was approximately $135,000 and we recognized approximately $40,000 of stock-based compensation costs and charged to additional paid-in capital as of March 31, 2020 and will recognize the remaining balance of $95,000 as of June 30, 2020.

Series B 5% convertible preferred stock purchase agreement

On October 5, 2018, as modified on May 9, 2019 (see Warrant Restructuring and Additional Issuance Agreement as described below), the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock (“Series B preferred stock” or “preferred stock”), for aggregate gross proceeds of approximately $2.0 million. An initial closing for the sale of 1,250 shares of the Series B preferred stock closed on October 9, 2018, and a second closing for the sale of 750 shares of the Series B preferred stock closed on October 12, 2018. Under the Securities Purchase Agreement, the Company also issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of approximately $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of approximately $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of approximately $102,000 and $50,000 under Other (income) expense in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2020 and 2019, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock at March 31, 2020 and June 30, 2019.

The total dividends of approximately $52,000 and $32,000 are treated as interest expense – preferred stock during the nine months ended March 31, 2020 and 2019, respectively. Balance of accrued dividends of $12,000 and $24,000 was included at Preferred stock liability as of March 31, 2020 and June 30, 2019.

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

Warrants

Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of March 31, 2020. On December 26, 2019, the Company extended the termination date for each series of warrants to December 31, 2021 (see below).

The Series B Preferred shareholders’ warrants held were modified on May 9, 2019 (see Warrant Restructuring and Additional Issuance Agreement described below). Pursuant to this warrant restructuring agreement,  the Company had the option to compel these shareholders to exercise each month up to $400,000 of their Series 1 warrants. These warrant holders exercised a total of approximately $4.1 million of their Series 1 to 4 warrants, starting from May 2019 through March 2020. In addition, subject to the satisfaction of certain circumstances, the Company may call for cancellation any or all of the warrants following 90 days after their issuance, for a payment in cash equal to 8% of the aggregate exercise price of the warrants being called. The warrants subject to any such call notice will be cancelled 30 days following the Company’s payment of the call fee, provided that the warrant holders have not exercised the warrants prior to cancellation.

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

During the nine months ended March 31, 2020, the two preferred stockholders converted 4,065 shares of Series B preferred stock into 63.4 million shares of common stock.  As of March 31, 2020, 350 shares of Series B 5% convertible preferred stock were outstanding.

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

Warrant Restructuring and Additional Issuance Agreement

On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (“Issuance Agreement”) with the Series B investors of its Series B preferred stock and warrants to purchase Series B preferred stock. Pursuant to the Issuance Agreement, the Series B investors have agreed, subject to the conditions set forth therein, to exercise existing warrants to purchase 500 shares of preferred stock and to amend the existing warrants to permit the Company to compel the exercise of up to $400,000 of existing warrants each calendar month commencing June 3, 2019 and ending November 1, 2019, or, if earlier, until the aggregate amount of the forced exercises is $2,000,000. As consideration for the Series B investors entering into the Issuance Agreement, the Company has issued 100 shares of preferred stock and warrants to purchase 2,500 shares of preferred stock (“Series 4 warrants”) to the Series B investors. In addition, the Company extended the termination date for the Series 1 warrants issued in October 2018 by six months, and has agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of March 31, 2020.

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

There were 659,448 shares and 228,218 shares held in treasury, purchased at a total cumulative cost of $146,000 and $91,000 as of March 31, 2020 and June 30, 2019, respectively.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2019 and March 31, 2020.

Series B 5% convertible preferred stock liability
Balance, July 1, 2018	$—
Issuance of preferred stock at fair value	1,116,000
Issuance of preferred stock by exercise of warrants	2,895,000
Conversion of preferred stock to common stock	(3,068,000)
Change in fair value of preferred stock due to modification of terms	(357,000)
Issuance of 100 shares valued at $535.12 per share Series B Preferred Stock per May 2019 Modification	54,000
Contingent consideration of 400 extra shares	214,000
5% accrued dividend (1) – for the year ended 6.30.2019	42,000
Settlement of accrued dividend by issuance of PS	(17,000)
Balance, June 30, 2019	$879,000

Change in fair value of preferred stock due to modification of terms	(102,000)
Issuance of preferred stock through accrued dividend, valued at fair value	34,000
Issuance of preferred stock by exercise of warrants	1,688,000
Conversion of preferred stock to common stock	(2,287,000)
5% accrued dividend (1) – for the 9 months ended 3.31.2020	52,000
Settlement of accrued dividend by issuance of PS	(64,000)
Balance, March 31, 2020	$200,000

___________

(1)	The 5% accrued dividend is reported in interest expense—preferred stock.

The total dividends of approximately $52,000 and $42,000 are treated as interest expense – preferred stock during the nine months ended March 31, 2020 and during the year ended June 30, 2019, respectively. The Series B preferred stock dividends of $64,000 was paid by issuance of Series B preferred stocks, and the remaining accrued dividends of $12,000 was included at Preferred stock liability as of March 31, 2020.

15. Subsequent Events

Equity Transactions

From April 1, 2020 to date of the issuance of these financial statements, the Company issued 1,600 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of approximately $1.4 million, upon exercise of 1,600 warrants. In addition, there were 1,950 preferred stock shares converted to approximately 26.0 million shares of common stock.

COVID-19

Recently, due to the global COVID-19 pandemic, the Company has been approached by a number of organizations regarding a desire to conduct research on Brilacidin against the novel coronavirus, following release of information on its potential as a treatment. Material Transfer Agreements have been signed with a couple academic institutions and Brilacidin drug substance (Brilacidin tetrahydrochloride) provided for experimental research on the antiviral properties of Brilacidin.  Available research data has been released, with subsequent testing imminent. Grant applications for funding of further development of Brilacidin in treatment of COVID-19 are either filed or in progress of being filed. Partnering opportunities, with industry and academic partners, are also ongoing. Given the safety and efficacy data already known about Brilacidin from multiple routes of administration, a Phase 2 study with Brilacidin (as intravenous solution) is in planning.

The Company has evaluated events subsequent to March 31, 2020 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

Recent Developments

On February 13, 2020, the Company announced that its Phase 1 trial of orally administered Brilacidin for Ulcerative Colitis met its primary endpoints with positive topline results.

On February 18, 2020, the Company announced that it is exploring Brilacidin as a potential novel coronavirus treatment.

On March 5, 2020, the Company announced that it is planning for a Phase 2 clinical trial of Brilacidin for Ulcerative Colitis and had begun interacting with vendors in preparation for the study.

On April 1, 2020, the Company announced that it received data from a U.S. Regional Biocontainment Laboratory (RBL) supporting Brilacidin’s direct inhibition of SARS-COV-2, the novel coronavirus responsible for COVID-19.

On April 6, 2020, the Company announced that it is in discussions to advance Brilacidin into human trials against COVID-19. The Company has received numerous inquiries and remains involved in procuring clinical trial supplies as it prepares for interaction with the U.S. Food and Drug Administration to advance this initiative.

On April 20, 2020, the Company announced that a publication indicated that screening of 11,552 compounds identified Brilacidin as one of the most promising potential inhibitors of SARS-CoV-2.  In addition, the Company announced that the U.S. Regional Biocontainment Laboratory that had conducted the initial tests will advance Brilacidin to the next stage of testing and that a majority of drugs tested at the RBL did not meet the threshold to advance. The next stage of testing has been commenced as of date of the filing.

On May 5, 2020, the Company announced that the Company has executed a Material Transfer Agreement (MTA) with a leading U.S.-based Public Health Research Institute to evaluate the immunomodulatory and antiviral properties of Brilacidin in relation to COVID-19.

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

In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. The license agreement also provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as Ulcerative Colitis and Crohn’s disease, and a right of first negotiation for Brilacidin in other gastrointestinal indications.

Active Clinical Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis (OM)	Phase 2 Study (completed) Phase 3 in preparation
	Inflammatory Bowel Disease (IBD)	Phase 2 UP/UPS Proof of Concept Study (completed) Phase 1 Safety/toleration/PK of oral dosage form (completed) Phase 2 UC Safety/toleration/PK and Proof of Concept in preparation
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)
	COVID-19	Phase 2 in preparation
Kevetrin	Ovarian Cancer	Phase 2 Study (completed)

We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Milestone payments from our licensee are also dependent on clinical/regulatory milestones. We are actively engaged in business development for partnering our drugs. Developing pharmaceutical products, however, is a lengthy and very expensive process and there can be no assurance that we will complete such development or commercialize such for several years, if ever.

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

Set forth below is an overview of our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Quarterly Report on Form 10-Q is submitted:

Brilacidin

COVID-19 — Recently, due to the global COVID-19 pandemic, the Company has been approached by a number of organizations regarding a desire to conduct research on Brilacidin against the novel coronavirus, following release of information on its potential as a treatment. Material Transfer Agreements have been signed with academic institutions and Brilacidin drug substance (Brilacidin tetrahydrochloride) was provided for experimental research on the antiviral properties of Brilacidin.  Available research data has been released (see Recent Developments), with subsequent testing now ongoing. Grant applications for funding of further development of Brilacidin in treatment of COVID-19 are either filed or in progress of being filed. Partnering opportunities, with industry and academic partners, are also ongoing. Given the safety and efficacy data already known about Brilacidin from multiple routes of administration, a Phase 2 study with Brilacidin (as intravenous solution) is in planning.

Oral Mucositis (OM) study — In a randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of Head and Neck Cancer (HNC), analysis of patients who received at least 55 Gy cumulative units of radiation showed that Brilacidin markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM. The Company made available, in a blog published on its website, a comparative data table (based on public information) showing Brilacidin compares favorably to other compounds in development for preventing and treating severe OM. The Company and the U.S. Food and Drug Administration (FDA) have completed an End-of-Phase 2 meeting concerning the continuing development of Brilacidin oral rinse to decrease the incidence of severe OM in HNC patients receiving chemoradiation. Both parties agreed to an acceptable Brilacidin Phase 3 development pathway, including studying Brilacidin oral rinse effects on severe OM when cisplatin, the preferred chemotherapy regimen in HNC care, is administered in higher concentrations (80-100 mg/m2) every 21 days, and at lower concentrations (30-40 mg/m2) administered weekly as part of the chemoradiation regimen.

IBD, UP/UPS study — (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). A Phase 2a trial comprised three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. Future development work with locally-administered Brilacidin for UP/UPS will be conducted by Alfasigma.

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

Expenditures on Brilacidin were approximately $0.2 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively, and approximately $0.6 million and $1.1 million during the nine months ended March 31, 2020 and 2019, respectively.

For Brilacidin overall, we see significant potential in treatment of COVID-19 (by the IV route), and in treatment of Oral Mucositis (by oral rinse) and IBD (by oral tablet). The available clinical data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

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

Expenditures on Kevetrin were insignificant during the both the quarters and nine months ended March 31, 2020 and 2019.

We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Developing pharmaceutical products, however, is a lengthy and very expensive process and there can be no assurance that we will complete such development or commercialize such for several years, if ever.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had approximately $0.8 million in cash compared to $0.6 million of cash as of June 30, 2019. The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $1.5 million and is not adequate to fund our operations. The Company’s only revenue during the nine months ended March 31, 2020 is $0.4 million under the terms of the License Agreement with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements). We have no product sales as we do not have any products in the market and will continue to not have significant revenues until we begin to market our products after we have obtained the necessary FDA approval. As a result, the Company expects to continue to incur losses over the next 12 months from the date of this filing. Accordingly, the Company’s planned operations, including total budgeted expenditures of approximately $11.8 million for the next twelve months, raise doubt about its ability to continue as a going concern for the next 12 months. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2020 and 2019

Revenue

We generated no revenue for the three months ended March 31, 2020 and 2019, respectively.

We incurred operating expenses of approximately $0.9 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the three months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$	%

Clinical studies and development research	$323,000	$128,000	$195,000	152%
Officers’ payroll and payroll tax expenses related to R&D Department	—	120,000	(120,000)	(100)%
Employees payroll and payroll tax expenses related to R&D Department	77,000	84,000	(7,000)	(8)%
Stock-based compensation – officers	—	222,000	(222,000)	(100)%
Stock-based compensation – employees	22,000	41,000	(19,000)	(46)%
Stock-based compensation – consultants	13,000	19,000	(6,000)	(32)%
Reversal of forfeited stock-based compensation	(251,000)	—	(251,000)	—
Depreciation and amortization expenses	92,000	93,000	(1,000)	(1)%
Total	$276,000	$707,000	$(431,000)	(61)%

Research and development expenses for proprietary programs decreased during the three months ended March 31, 2020 compared with the same period in 2019, due to less spending on our programs due to our current lack of working capital. Clinical studies and development expenses will continue to decrease in future reporting periods if there is no increase in the Company’s financial liquidity.

Officers’ payroll decreased during the three months ended March 31, 2020 compared with the same period in 2019, due to the fact that the Company’s President and Chief Medical Officer resigned on December 19, 2019, which led to no officers’ payroll under research and development during the quarter ended March 31, 2020.

Employees payroll and payroll tax expenses decreased during the three months ended March 31, 2020 compared with the same period in 2019, due to fewer employees engaged in preclinical development after March 31, 2019, which led to the decrease in employees’ payroll during the quarter ended March 31, 2020.

Stock-based compensation - officers decreased during the three months ended March 31, 2020 compared with the same period in 2019, due to the fact that the Company’s President and Chief Medical Officer resigned on December 19, 2019 and the Company reversed the stock-based compensation expenses of approximately $251,000 based on the amount of those unvested options and stock awards we expensed in the current year and all prior periods.

Stock-based compensation - employees decreased during the three months ended March 31, 2020 compared with the same period in 2019, due to the decrease of vesting in the number of stock awards granted to employees during the three months ended March 31, 2020.

Stock-based compensation - consultants decreased during the three months ended March 31, 2020 compared with the same period in 2019, due to less stock awards being granted to two consultants during the three months ended March 31, 2020.

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

Below is a summary of our general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$	%

Insurance and health expense	$105,000	$121,000	$(16,000)	(13)%
Operating lease and utility expense	36,000	59,000	(23,000)	(39)%
Stock-based compensation-Officers	143,000	—	143,000	-%
Business development expense	143,000	27,000	116,000	430%
Other G&A	34,000	43,000	(9,000)	(21)%
Total	$461,000	$250,000	$211,000	84%

General and administrative expenses increased during the three months ended March 31, 2020 compared with the same period in 2019, primarily due to the increase in stock-based compensation - officers of $143,000 (see Note 13) and business development expense of $116,000, which offset by the decrease in operating lease expense of $23,000.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the three months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$ %

Officers’ payroll and payroll tax expenses	$131,000	$126,000	$5,000	4%

Officers’ payroll and payroll tax expenses increased during the three months ended March 31, 2020 compared with the same period in 2019, primarily related to an increase in payroll tax liabilities in this period.

Professional Fees

Below is a summary of our Professional fees for the three months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$ %

Audit, legal and professional fees	$57,000	$45,000	$12,000	27%

Professional fees increased during the three months ended March 31, 2020 compared with the same period in 2019, primarily related to an increase in legal fees of $20,000, offset by decrease in audit and accounting fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the three months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$	%

Change in fair value – Series B preferred stock	—	50,000	(50,000)	(100)%
Interest expense – debt	$(58,000)	$(44,000)	$(14,000)	32%
Interest expense – preferred stock liability	(12,000)	(15,000)	3,000	(20)%

Other Income (Expense), net	$(70,000)	$(9,000)	$(61,000)	(678)%

There was a decrease in change in fair value related to the Series B preferred stock for the three months ended March 31, 2020 compared with the same period in 2019, due to no change in fair value related to the Series B preferred stock for the three months ended March 31, 2020 (see Note 14. Fair Value Measurement to the condensed consolidated financial statements).

There was an increase in interest expense – debt during the three months ended March 31, 2020 compared with the same period in 2019, due to the increase in finance charge of paying insurance. In addition, there was a decrease in the note payable to related party in connection to the cancellation of debt to Mr. Ehrlich of $100,000 in January 2019 to satisfy the exercise price of 909,090 shares of Class B common stock at the option exercise price of $0.11 per share (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was a decrease in interest expense – preferred stock liability of approximately $3,000 during the three months ended March 31, 2020 compared with the same period in 2019, due to the decrease in 5% dividend accrued for the Series B preferred stock for the three months ended March 31, 2020.

Net Losses

We incurred net losses of $1.0 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively because of the above-mentioned factors.

For the nine months ended March 31, 2020 and 2019

Revenue

We generated revenue of $0.4 million and $0 million for the nine months ended March 31, 2020 and 2019, respectively. Revenue during the nine months ended March 31, 2020 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).

We incurred operating expenses of approximately $3.6 million and $5.1 million for the nine months ended March 31, 2020 and 2019, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the nine months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$	%

Clinical studies and development research	$999,000	$1,542,000	$(543,000)	(35)%
Officers’ payroll and payroll tax expenses related to R&D Department	232,000	466,000	(234,000)	(50)%
Employees payroll and payroll tax expenses related to R&D Department	217,000	379,000	(162,000)	(43)%
Stock-based compensation – officers	298,000	620,000	(322,000)	(52)%
Stock-based compensation – employees	82,000	134,000	(52,000)	(39)%
Stock-based compensation – consultants	29,000	44,000	(15,000)	(34)%
Reversal of forfeited stock-based compensation	(251,000)	—	(251,000)	—%
Depreciation and amortization expenses	279,000	278,000	1,000	—%
Total	$1,885,000	$3,463,000	$(1,578,000)	(46)%

Research and development expenses for proprietary programs decreased during the nine months ended March 31, 2020 compared with the same period in 2019, primarily due to less spending on our programs due to our current lack of working capital. Clinical studies and development expenses will continue to decrease in future reporting periods if there is no increase in the Company’s financial liquidity.

Officers’ payroll decreased during the nine months ended March 31, 2020 compared with the same period in 2019, due to the fact that the Company’s President and Chief Medical Officer resigned on December 19, 2019, which led to no officers’ payroll under research and development during the nine months ended March 31, 2020.

Employees payroll and payroll tax expenses decreased during the nine months ended March 31, 2020 compared with the same period in 2019, due to fewer employees engaged in preclinical development after March 31, 2019, which led to the decrease in employees’ payroll during the nine months ended March 31, 2020.

Stock-based compensation - officers decreased during the nine months ended March 31, 2020 compared with the same period in 2019, due to the fact that the Company’s President and Chief Medical Officer resigned on December 19, 2019 and the Company reversed the stock-based compensation expenses of approximately $251,000 based on the amount of those unvested options and stock awards we expensed in the current year and all prior periods.

Stock-based compensation - employees decreased during the nine months ended March 31, 2020 compared with the same period in 2019, due to the decrease of vesting in the number of stock awards granted to employees in 2020.

Stock-based compensation - consultants decreased during the nine months ended March 31, 2020 compared with the same period in 2019, due to less stock awards being granted to consultants during the nine months ended March 31, 2020.

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

Below is a summary of our general and administrative expenses for the nine months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$	%

Insurance and health expense	$357,000	$376,000	$(19,000)	(5)%
Operating lease and utility expense	104,000	181,000	(77,000)	(43)%
Stock-based compensation-Officers	143,000	—	143,000	—%
Patent write off expense	—	155,000	(155,000)	(100)%
Business development expense	325,000	73,000	252,000	345%
Other G&A	151,000	157,000	(6,000)	(4)%
Total	$1,080,000	$942,000	$138,000	15%

General and administrative expenses increased during the nine months ended March 31, 2020 compared with the same period in 2019, primarily due to the increase in stock-based compensation - officers of $143,000 (see Note 13) and business development expense of $252,000, which offset by the decrease in patent write off expense of $155,000 and operating lease expense of $77,000.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses for the nine months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$ %

Officers’ payroll and payroll tax expenses	$367,000	$367,000	$—	—%

There was no change in officers’ payroll and payroll tax expenses for the Company during the nine months ended March 31, 2020 compared with the same period in 2019.

Professional Fees

Below is a summary of our Professional fees for the nine months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$ %

Audit, legal and professional fees	$279,000	$349,000	$(70,000)	(20)%

Professional fees decreased during the nine months ended March 31, 2020 compared with the same period in 2019, due to less audit and accounting fees and legal fees.

Other Income (Expense)

Below is a summary of our other income (expense) for the nine months ended March 31, 2020 and 2019, respectively (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2020 vs. 2019
	2020	2019	$	%

Other Income	$—	$40,000	$(40,000)	(95)%
Change in fair value – Series B preferred stock	102,000	50,000	52,000	104%
Interest expense – debt	(154,000)	(145,000)	(9,000)	6%
Interest expense – preferred stock liability	(52,000)	(1,990,000)	1,938,000	(97)%
Warrants Modification Expense	(1,212,000)	—	(1,212,000)	—%
Impairment expense of operating lease	(643,000)	—	(643,000)	—%
Other Income (Expense), net	$(1,959,000)	$(2,045,000)	$(86,000)	(4)%

Other income decreased during the nine months ended March 31, 2020, as compared to the same period in 2019, due to no disposal of lab equipment.

There was an increase in change in fair value related to the Series B preferred stock during the nine months ended March 31, 2020 compared with the same period in 2019, due to more exercise of warrants to purchase Preferred stock (see Note 14. Fair Value Measurement to the condensed consolidated financial statements).

There was an increase in interest expense – debt during the nine months ended March 31, 2020 compared with the same period in 2019, due to the increase in finance charge of paying insurance. In addition, there was a decrease in the note payable to related party in connection to the cancellation of debt to Mr. Ehrlich of $100,000 in January 2019 to satisfy the exercise price of 909,090 shares of Class B common stock at the option exercise price of $0.11 per share (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was a decrease in interest expense – preferred stock liability of approximately $1,938,000 during the nine months ended March 31, 2020 compared with the same period in 2019, due to the decrease in the issuance expenses of Series B preferred stock of approximately $1,975,000 and a decrease in 5% dividend accrued for the Series B preferred stock of approximately $37,000 during the nine months ended March 31, 2020.

There was an increase in impairment expense of operating lease of approximately $643,000 during the nine months ended March 31, 2020 compared with the same period in 2019, due to the increase in write off the operating lease right-of-use asset (see Note 8 – Operating Leases to the condensed consolidated financial statements).

There was an increase in warrants modification expense of approximately $1,212,000 during the nine months ended March 31, 2020 compared with the same period in 2019, due to increase in modification expense in connection with the extension of the termination date for each warrant to December 31, 2021 (see 13. Equity Transactions to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $5.2 million and $7.2 million for the nine months ended March 31, 2020 and 2019, respectively because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of March 31, 2020, we had approximately $0.8 million in cash compared to $0.6 million of cash as of June 30, 2019. The amount of cash and cash equivalents on the balance sheet as of the date of this filing is approximately $1.5 million and is not adequate to fund our operations. We anticipate that future budget expenditures, based upon us obtaining the adequate financial resources to enable us to operate at our budgeted operations, will be approximately a total of $11.8 million for the next twelve months, including approximately $8.3 million for clinical activities, supportive research, and drug product. This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this projection.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures (rounded to nearest thousand):

	Nine Months Ended		Change
	March 31,		Increase/
	2020	2019	(Decrease)
			%
Net cash used in operating activities	$(2,334,000)	$(4,992,000)	(53)%
Net cash used in investing activities	(57,000)	(18,000)	217%
Net cash provided by financing activities	2,587,000	3,054,000	(15)%
Net increase (decrease) in cash	$196,000	$(1,956,000)	(110)%

The decrease in net cash used in operating activities of $2.7 million versus the prior-year nine-month period was mainly due to decreases in our losses from operations of $1.9 million, largely attributable to increase in initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements) and less spending for research and development expenses.

Our operating activities used cash of $2.3 million and $5.0 million for the nine months ended March 31, 2020 and 2019, respectively. The use of cash in these periods principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation, patent amortization change in fair value of preferred stock, interest expense on preferred stock, impairment expense of operating lease, and changes in our working capital accounts.

Investing activities

The increase in net cash used in investing activities versus the prior-year nine-month period was due to decrease in sales proceeds of property, plant and equipment.

Financing activities

During the nine months ended March 31, 2020 and 2019, our total net financing activities provided cash of $2.6 million and $3.1 million, respectively.

During the nine months ended March 31, 2020 and 2019, we raised approximately $2.6 million and $3.1 million in net cash proceeds from exercise of warrants and from issuance of Series B preferred stock and exercise of warrants, respectively.

Requirement for Additional Working Capital

The Company, dependent on its future sale of its securities, plans to incur total expenses of approximately $11.8 million for the next 12 months, including approximately $8.3 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

During the nine months ended March 31, 2020, the Company issued 2,945 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $2.6 million, upon exercise of 2,945 warrants. As of March 31, 2020, Series 1-4 warrants to purchase 4,775 shares of Series B preferred stock were outstanding. As the Company cannot be certain the remaining warrants will be exercised, there can be no assurance those funds or other funds will be available when needed (see Note 13. Equity Transactions to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

As of March 31, 2020, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2020, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: May 14, 2020	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

