Form 10-K
period 2020-06-30
Innovation Pharmaceuticals Inc.
filed 2020-09-14
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File Number: 001-37357

INNOVATION PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl.Ident. No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2019 was $12,491,361 (208,189,351 shares), based on the closing price of the registrant’s common stock of $0.06.

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 10, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	343,579,992
Common Stock Class B, $0.0001 par value	3,605,942

DOCUMENTS INCORPORATED BY REFERENCE

None

INNOVATION PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2020

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2020 refers to the fiscal year ended June 30, 2020.

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

BSL: Biological Safety Levels or Biosafety Levels (BSLs) are a series of biocontainment precautions applied to activities that take place in biological labs, in ascending order of containment based on the degree of the health-related risk associated with the work being conducted. They are safeguards designed to protect laboratory personnel, as well as the surrounding environment and community. These levels, which are ranked from one to four, are selected based on the agents or organisms that are being researched or worked on in any given laboratory setting. For example, a basic lab setting specializing in the research of nonlethal agents that pose a minimal potential threat to lab workers and the environment are generally considered BSL-1—the lowest biosafety lab level. A specialized research laboratory that deals with potentially deadly infectious agents like Ebola would be designated as BSL-4—the highest and most stringent level. The research to date on Brilacidin’s antiviral properties against the Coronavirus, have mostly been researched at BSL-3 labs.

Coronavirus, SARS, SARS-CoV-2, COVID-19: COronaVIrus Disease-2019 (COVID-19) is the disease, SARS-CoV-2, which is a new strain of coronavirus. It is a positive sense, single-strand enveloped RNA virus. The Coronavirus name is derived from the Latin corona, meaning crown. The viral envelope under electron microscopy appears crown-like due to small bulbar projections formed by the viral spike (S) peplomers. SARS is the acronym for Severe Acute Respiratory Syndrome.

Cytotoxicity: The quality of being toxic to cells.

Defensin mimetics: Small compounds that mimic the structure and function of defensins, also known as host defense proteins.

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

RBL: In the U.S., there are twelve Regional Biocontainment Laboratories (RBLs), and two National Biocontainment Laboratories (NBLs), which provide BSL4/3/2 and BSL3/2 biocontainment facilities, respectively, for research on biodefense and emerging infectious disease agents.

Small Molecule Drug: A medicinal drug compound having a molecular weight of less than 1,000 Daltons, and typically up to 500 Daltons.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; statements relating to potential licensing, partnering or similar arrangements concerning our drug compounds; statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications such as, among others, COVID-19; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern and our capital needs; our ability to fund and successfully progress internal research and development efforts; our ability to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; our ability to achieve certain future regulatory, development and commercialization milestones under our license agreement with Alfasigma S.p.A.; the development of treatments or vaccines relating to the COVID-19 pandemic by other entities; and compliance with regulatory requirements, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Recent Developments

Brilacidin is being studied by the Company, as well as other independent researchers, as a potential therapeutic for the treatment of the novel coronavirus (SARS-CoV-2), which is responsible for COVID-19.

The Company released the following news over the preceding months:

•

Data from a leading U.S. Public Health Research Institute (PHRI) showed that Brilacidin inhibits a SARS-CoV-2 spike pseudotyped virus in a human kidney cell line. Brilacidin, in comparison to vehicle control, exhibited an inhibitory effect on the pseudotyped virus in a dose-dependent manner—an average 29 percent inhibition at 0.1μg/ml (the lowest concentration) to an 85 percent inhibition at 100μg/ml (the highest concentration).

•

Ongoing research at a U.S. Regional Biocontainment Laboratory (RBL) has shown consistent Brilacidin antiviral activity against SARS-CoV-2 across the viral lifecycle in human lung and Vero cells—supporting Brilacidin’s potential as a treatment for preventing infection with COVID-19, as well as for treatment of patients once infected. In vitro pre-treatment experiments at the RBL using Vero cells, reduced the viral titer (load) of SARS-CoV-2 by 75 percent and a similar pre-treatment experiment in a human lung epithelial cell line showed Brilacidin reduced viral load by 95 percent and by 97 percent, compared to control, at the efficacious concentrations tested.

•

In the ongoing research at the RBL in a human lung epithelial cell line, Brilacidin, when directly incubated with the live (or wild type) virus, was shown to inhibit the virus by 50 percent (the IC50 value) at a mid-nanomolar concentration, while remaining non-cytotoxic to cells at high micromolar concentrations—establishing a preliminary Selectivity Index (a ratio that compares a drug’s cytotoxicity and antiviral activity) for Brilacidin greater than 300 in this lung cell line. Additionally, this new testing in the human lung cell line showed Brilacidin’s IC90 value to be in the low micromolar range.

•

A post-infection experiment in the human lung cell line at the RBL showed Brilacidin inhibited SARS-CoV-2. In vitro neutralization experiments (with a pseudotyped virus) and binding experiments (using isolated SARS-CoV-2 Spike protein) at the RBL are also helping to further elucidate Brilacidin’s antiviral mechanisms against SARS-CoV-2.

•

The Company collaborated with RBL researchers on a federal grant application, assessing Brilacidin’s pan-coronavirus potential against SARS-CoV-2, SARS-CoV-1 and MERS-CoV, with potential future extension into other viruses.

•	In vitro research is ongoing at the RBL as of the date of this filing, the results of which, upon completion, are to be submitted for peer-review publication, with a pre-print made available.

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

On July 22, 2020, the Company and Fox Chase Chemical Diversity Center, Inc. (“FCCDC”) amended an earlier collaborative research agreement related to antifungal drug discovery work of which the Company had rights to. In exchange for a six (6) percent fee tied to all potential future proceeds, the Company granted FCCDC all discovery, intellectual property and commercialization rights related to its share of their joint antifungal drug program.

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

We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Milestone payments from our licensee are also dependent on clinical/regulatory milestones. On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS). Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company during the year ended June 30, 2020. We are actively engaged in business development for partnering our drugs. Developing pharmaceutical products, however, is a lengthy and very expensive process and there can be no assurance that we will complete such development or commercialize such for several years, if ever.

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

Set forth below is an overview of our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Annual Report on Form 10-K:

Brilacidin

COVID-19 — Recently, due to the global COVID-19 pandemic, the Company has been approached by a number of organizations to research Brilacidin against the novel coronavirus. Material Transfer Agreements were signed with two academic institutions having Biosafety Level 3 Laboratories (BSL 3). Brilacidin drug substance (Brilacidin tetrahydrochloride) was provided for experimental research on the antiviral properties of Brilacidin. The research to date has supported continued evaluation of Brilacidin for treatment of COVID-19, including:

•

reducing the viral titer (load) of SARS-CoV-2 (the novel coronavirus responsible for COVID-19) by 75 percent after only 1 hour of preincubation prior to infection at a concentration of 10μM as compared to vehicle control (in vitro experiment using Vero cells);

•

exhibiting an inhibitory effect on a SARS-CoV-2 spike pseudotyped virus in a dose-dependent manner compared to vehicle control—an average 29 percent inhibition at 0.1μg/ml (the lowest concentration) to an 85 percent inhibition at 100μg/ml (the highest concentration) (in vitro experiment in a human kidney cell line);

•

exhibiting a statistically significant (p<0.0001) and potent inhibitory effect on SARS-CoV-2—reducing viral load by 95 percent and by 97 percent, compared to control, at two efficacious concentrations tested (in vitro experiment in a human lung epithelial cell line); and

•

achieving approximately 90 percent inhibition of SARS-CoV-2 in follow-up in vitro testing in the same human lung epithelial cell line at a drug concentration that was one-half lower than the lowest concentration in the first experiments.

The pre-clinical data to date supports Brilacidin being non-cytotoxic in the Vero and human cell lines evaluated at efficacious concentrations. The pre-clinical data further supports Brilacidin showing an ability to inhibit viral entry into cells, a highly desirable mechanism of action as it is the first step in the infection process enabling viruses to be targeted outside the cell.

The Company has collaborated with a Regional Biocontainment Laboratory (RBL) and a federal grant application was submitted seeking funding for the RBL to continue researching Brilacidin as a potential pan-coronavirus therapeutic, for treating SARS-CoV-2, SARS-CoV-1 and MERS-CoV and potentially as a broad-spectrum antiviral.

In a broader context, demonstration of Brilacidin’s direct antiviral activity against the SARS-CoV-2 virus, supports the drug’s unique 3-in-1 therapeutic potential—antiviral, anti-inflammatory, antimicrobial—to treat COVID-19 and its associated complications.

Given the safety and efficacy data already known about Brilacidin from pre-clinical and clinical studies utilizing multiple routes of administration, a Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 is being planned, with a trial initiation targeted for the fourth quarter of calendar year 2020. Partnering opportunities with industry and academic partners are ongoing regarding COVID-19.

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

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study —A Phase 2a trial comprised three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. Future development work with locally-administered Brilacidin for UP/UPS is being conducted by Alfasigma, our licensee. See Note 7. Exclusive License Agreement to the consolidated financial statements.

IBD, Ulcerative Colitis (UC) — Brilacidin is also being developed as a treatment in more extensive forms of IBD, with formulation development plans including oral tablets (or capsules) first aimed for the treatment of ulcerative colitis and then Crohn’s disease.

Initial clinical testing in a Phase 1 single-dose escalation trial was conducted in January 2020, which tested a Brilacidin oral formulation in healthy volunteers to assess targeting colon delivery, dispersion, safety, toleration, and systemic exposure/ pharmacokinetics. Top-line data from the Phase 1 trial (NCT03234465) studying the use of delayed-release tablets of Brilacidin showed the trial met its primary endpoints. In the study, the timed-release formulation of Brilacidin was radiolabeled (with complexed technetium-99m) and evaluated for safety and colonic delivery in 9 healthy volunteers (6 with Brilacidin and 3 placebo). Gamma scintigraphic imaging was used to visualize in vivo performance of the enteric coated delayed release tablets designed to target delivery of Brilacidin (50mg, 100mg, and 200mg) to the colon. For Brilacidin treatments, radiolabel release was observed in the ascending colon for four out of the six subjects and in the terminal ileum for the remaining two. Following release, dispersion of the radiolabel was then observed throughout the colon. Serial blood samples were collected through 24 hours post-dose to assess absorption of oral Brilacidin from the colon. Blood level analysis, using a sensitive limit of quantitation in plasma of 1 ng/mL, demonstrated no quantifiable drug concentrations at any timepoint across treatment cohorts, and appears to show containment of Brilacidin within the target location of the colon when delivered by delayed release tablets. Safety outcomes showed that Brilacidin delayed-release tablets were well tolerated by healthy volunteers across all treatment cohorts with no serious adverse events reported. Of the 9 subjects treated, 2 subjects on Brilacidin and 2 subjects on placebo experienced at least one adverse event. The adverse events were of mild intensity and none were deemed to be related to study treatment.

Future oral program development will be supported by a modified release oral tablet (or capsule) formulation, and the Company is actively engaging a contract manufacturer to develop and produce such a formulation for Phase 2 use (and beyond). Regulatory approval will be sought to initiate a proposed placebo-controlled Phase 2 clinical trial in UC patients, targeted to begin in the first half of calendar year 2021.

ABSSSI — In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management decided to delay its response to FDA due to the low price per share of our common stock and the many multiple million dollar costs associated with a Phase 3 program. Our strategy, for now, is to achieve success with other trials and attract partnering opportunities that may provide significant upfront payments and milestone payments, which can then be used to fund the ABSSSI program. We see ABSSSI as the appropriate gateway indication in infectious diseases, enabling potential further studies of Brilacidin’s use for implant coating and biofilm infections.

Expenditures on Brilacidin were approximately $0.2 million and $0.1 million during the three months ended June 30, 2020 and 2019, respectively, and approximately $0.6 million and $1.1 million during the year ended June 30, 2020 and 2019, respectively.

For Brilacidin overall, we see significant potential in treatment of COVID-19 (by the IV route), and in treatment of Oral Mucositis (by oral rinse) and IBD (by oral tablet/capsule). The available clinical data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

Kevetrin

The Company has completed a Phase 2a trial of Kevetrin in treating late-stage Ovarian Cancer. The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in ovarian cancer tumor tissue in patients. Pharmacokinetic data collected on Kevetrin during the Phase 1 clinical trial demonstrated that the compound has a short half-life of approximately two hours. This short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed, with the remainder of this work to be completed when the Company secures additional financial resources. Next steps in the development of Kevetrin include: completing bridging toxicology work for an oral formulation; developing the oral formulation (capsule or tablet); requesting an FDA meeting to discuss trial results to date and the design of future trials; and performing a dosing safety study in healthy volunteers once the oral formulation has been developed. Once completed, these steps would likely quickly lead to Phase 2 testing of oral Kevetrin in both solid tumors and leukemias, with ovarian cancer likely continuing to be the lead indication.

Expenditures on Kevetrin were insignificant during the both the quarters and years ended June 30, 2020 and 2019.

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

Other patents allowed or issued: Canada, Europe,

Eurasian Patent Convention granted for Russia, Israel, Japan,

Korea (2 divisional applications), Mexico

Other Applications filed arising from PCT: Australia, India, South Korea, Singapore,

Thailand

Other applications filed independent of PCT: Argentina, Venezuela

Patents expire: 2030

Category 4 - Kevetrin and related compounds

In 2020, the Company filed a patent application with the U.S. Patent and Trademark Office in support of Brilacidin’s use as an anti-viral treatment including the SARS-CoV-2 virus.

We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

Payments Related to Assignment of Compounds

The Company acquired all rights, title, and interest to Kevetrin from Dr. Krishna Menon, a former director and executive officer of the Company. The Company previously had similar rights to seven other pharmaceutical compounds, KM 277, KM 278, KM 362, KM 3174, KM 732, and KM-391, but the Company abandoned the rights to those compounds. The Company has agreed to pay the assignors 5% of net sales of Kevetrin in countries where composition of matter patents have been issued, divided 2% to Dr. Menon, 2% to an unaffiliated third party, and 1% to Leo Ehrlich, our CEO, and 3% of net sales in other countries.

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

Preclinical Testing

Before we can test a drug candidate in humans, we must develop extensive preclinical data, generally derived from laboratory evaluations of product chemistry and formulation, as well as toxicological and pharmacological studies in animals, to generate data to support the drug’s quality and potential safety and benefits. Certain animal studies must be performed in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations and the U.S. Department of Agriculture’s Animal Welfare Act. Presently we have Brilacidin in antiviral studies testing against SARS-CoV-2.

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

Coronavirus Treatment Acceleration Program

FDA has created a special emergency program for possible coronavirus therapies, the Coronavirus Treatment Acceleration Program (CTAP). The FDA website describes the program as one that “uses every available method to move new treatments to patients as quickly as possible, while at the same time finding out whether they are helpful or harmful.” Subject to FDA approval, the Company plans to utilize this program.

PAYCHECK PROTECTION PROGRAM

On May 10, 2020, the Company received loan proceeds in the amount of approximately $79,000 under the Paycheck Protection Program (“PPP”) and it was recorded under loan payable. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. While the Company believes that its use of the loan proceeds satisfied the conditions for forgiveness of the loan, we cannot assure you that we have not or will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

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

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat cancers and many more in the publicly disclosed development pipeline. The same is true for our other compound in clinical development, Brilacidin. There are many drugs approved to treat various forms of inflammatory bowel diseases, and ABSSSI, and many more in the publicly disclosed development pipeline. There are many treatments being investigated for COVID-19. There is no drug yet to be approved for preventing severe oral mucositis in head and neck cancer patients.

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

EMPLOYEES

As of June 30, 2020, the Company had 4 employees. The Company also conducts its operations using contractors and consultants.

CORPORATE INFORMATION

Innovation Pharmaceuticals Inc. was incorporated on August 1, 2005 in the State of Nevada. The Company has as its corporate headquarters 301 Edgewater Place - Suite 100, Wakefield, MA 01880, a facility that maintains our virtual offices, and if needed, the use of physical offices, meeting rooms, and business support services on a fee for use basis. All our employees and consultants work remotely. The corporate headquarters are currently used for various administrative functions. The Company’s telephone number is (978) 921-4125. The Company maintains an internet website at www.IPharmInc.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on the Company’s website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses, primarily due to being a mid-stage developmental pharmaceutical company. The Company intends on financing its future development activities largely from a variety of sources, including applying for government grants and contracts for the development of Brilacidin for the treatment of COVID-19, the sale of equity securities and seeking relationships with partners to help fund future clinical trial costs. However, there is no assurance these plans will be realized and that any additional financing will be available to us on satisfactory terms and conditions, if at all. In the event that we are unable to raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our ongoing efforts to develop our drug candidates, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We currently have an approximate $6.4 million cash balance in the bank as of the date of this filing, but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $8.2 million in the upcoming fiscal year ending June 30, 2021 to operate our business in accordance with our business plans and budgets.

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

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including costly Phase 2 and Phase 3 clinical trials, and our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations. As of the date of this report, we have already delayed incurring additional expenses for Kevetrin and completing bridging toxicology work for oral dosing. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and further clinical trials for Brilacidin and Kevetrin. This will delay:

•	research and development programs;

•	preclinical studies and clinical trials;

•	material characterization studies;

•	regulatory processes;

•	drug substance and drug product manufacturing; and

•	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may require will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;

•	progress, timing and scope of our preclinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;

•	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

•	time and cost necessary to respond to technological and market developments;

•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

•	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as contractual commitments, may increase in the future, as we may:

•	enter into leases for new facilities and capital equipment; and

•	enter into additional licenses and collaborative agreements.

Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.

In December 2019, a novel strain of coronavirus, since named SARS-CoV-2, causing COVID-19 disease, was reported in China. Since then, COVID-19 has spread globally, including throughout the United States. The spread of COVID-19 has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus, and have closed non-essential businesses.

As local jurisdictions continue to put restrictions in place, our ability to plan and enroll patients in our planned clinical trials, manufacture our product candidates and pursue collaborations, may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has resulted in significant disruption of global financial markets, which could reduce our ability to access capital. In addition, the recession resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The continued spread of COVID-19 globally could also adversely affect our planned clinical trial operations, including our ability to initiate the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees, and refusals to accept data from clinical trials conducted in these affected geographies.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence.

We have no products approved for commercial sale, but we signed an Exclusive License Agreement in 2019.

We currently have no products approved for commercial sale. On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS).

Our ability to generate revenue depends heavily on:

•	successful demonstration in clinical trials that our drug candidates, Brilacidin and Kevetrin are safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	the successful commercialization of our product candidates; and

•	market acceptance of our products.

If we and/or our licensee do not successfully develop and commercialize at least one of our compounds, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

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

23

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

We depend on license agreements for the development and commercialization of certain compounds.

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

In addition, on July 22, 2020, the Company granted to Fox Chase Chemical Diversity Center, Inc. (“FCCDC”) all discovery, intellectual property and commercialization rights related to its share of their joint antifungal drug program in exchange for a six percent fee tied to all potential future proceeds. Acquisitions of royalties from development-stage biopharmaceutical product candidates are subject to a number of uncertainties, and there can be no assurance that the FDA, the EMA or other regulatory authorities will approve such products or that such products will be brought to market timely or at all, or that the market will be receptive to such products.

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

At any time, we, the FDA (or foreign regulatory authority) or an institutional review board (“IRB”), may temporarily or permanently stop a clinical trial, for a variety of reasons. We may experience numerous unforeseen events during, or as a result of, the clinical development process that could delay or prevent our drug candidates from being approved, including:

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

We learned during our completed Kevetrin Phase 1 study that, when administered IV, Kevetrin was almost completely cleared from the systemic circulation within 24 hours. Therefore, little drug remains for any substantial period of time afterwards. Having the patient receive multiple IV infusions per week is a difficult course of treatment. Therefore, an oral formulation for Kevetrin is needed. There is no assurance we will be successful in developing an oral formulation.

We used Brilacidin in a water base, administered by enema, in our Phase 2 UP/UPS study. However, a commercial product for IBD will need a different formulation (e.g. Brilacidin in capsule or tablet). Additional formulation development is needed. There is no assurance we will be successful in developing new formulations for possible commercialization.

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

In addition, from time-to-time, preliminary or interim data from clinical trials or other research, such as relating to the Brilacidin Phase 2, open-label, UP/UPS Proof-of-Concept (PoC) clinical trial, the ongoing research relating to Brilacidin as a potential therapeutic for the treatment of the novel coronavirus (SARS-CoV-2), which is responsible for COVID-19, or potential future clinical trials, may be reported or announced by us or the clinical investigators and medical institutions with which we work. Such data are preliminary and the data from any final analysis may be materially different. Even if final safety and/or efficacy data are positive, significant additional clinical testing will be necessary to advance the future development of our drug candidates. Preliminary or interim results may also not be reproduced in any potential future clinical trials. Accordingly, preliminary or interim data should be considered carefully and with caution.

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

•

recruit and enroll patients to participate in clinical trials, which can be impacted by many factors outside our or our contracted parties’ control, including competition from other clinical trial programs for the same or similar indications; and

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

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us or our partner, the FDA, an IRB, a clinical trial site with respect to that site, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements, including GCP, or our protocol;

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

The Research and Development (R&D), manufacture and marketing of drug candidates are subject to regulation, primarily by the FDA in the United States, and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, R&D activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including approval delays or refusals to approve drug licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recalls or seizures of products, injunctions against shipping drugs and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

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

In addition, our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is complex, and involves sourcing from a number of different companies and foreign countries. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with contractors or subcontractors. Our third-party manufacturers may not be able to operate their respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

We depend upon the efforts and abilities of our senior management team. Leo Ehrlich, the Company’s Chief Executive and Financial Officer presently has no employment agreement with the Company. The loss of a member of the senior management team could have an adverse impact on our business. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel to replace such loss of a member of the senior management team, the inability of which could have an adverse effect on our business and results of operations.

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

For example, with respect to Kevetrin, our lead compound in development for treating cancers, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline. Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline. The same is true for our compound, Brilacidin. Numerous drugs are already FDA approved for the treatment of IBD and ABSSSI, and currently, one effective therapy has FDA approval for treatment of COVID-19. Although there is presently no drug approved for the prevention and treatment of oral mucositis for head and neck cancers, there are numerous clinical trials in progress and Kepivance is approved for limited use in patients with hematologic malignancies.

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

On July 31, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Purchase Agreement. The Company also issued 6,250,000 shares of its Class A Common Stock to Aspire Capital as a commitment fee. The Company has filed a registration statement to register the resale of any shares that Aspire Capital may purchase under the Purchase Agreement. To the extent Aspire Capital purchases shares under the Purchase Agreement and subsequently sells those shares, the other holders of our Class A Common Stock may experience dilution, which may be substantial. In addition, the sale of a substantial number of shares of our Class A Common Stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock, which will result in significant additional dilution and downward pressure on our stock price.

As of September 10, 2020, there were 343.6 million shares of our Class A common stock outstanding and 3.6 million shares of our Class B common stock outstanding. In addition, as of June 30, 2020, there were outstanding stock options, warrants and a convertible note representing the potential issuance of approximately an additional 36.3 million shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

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

As of June 30, 2020, the last closing price of our Class A Common Stock, as quoted on the OTC, was $0.41 per share, and on September 9, 2020, the last closing price was $0.225 per share. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At September 10, 2020, our directors and executive officers own or control approximately 12.7% of the outstanding voting power of our common stock, excluding common stock issuable upon the exercise of options or conversion of other instruments. On September 8, 2020, Mr. Ehrlich, the Company’s Chairman and CEO, purchased 1,787,762 shares of the Class B common stock, par value $0.0001 per share (see Note 17. Subsequent Event). Mr Ehrlich holds an option to purchase 13,981,820 shares of our Class B common stock after this exercise. If Mr. Ehrlich were to exercise this option, our directors and executive officers would own or control approximately 37.1% of the outstanding voting power of our common stock. Accordingly, our directors and executive officers, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current Company headquarters is located at 301 Edgewater Place - Suite 100, Wakefield, MA 01880.

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

Number of Shareholders

As of September 10, 2020, a total of approximately 343,579,992 shares of the Company’s common stock are outstanding and held by approximately 68 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

The Company has not paid any cash dividends to our shareholders since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future. The accrued dividend at the balance sheet represents portion of the unpaid accrued dividend to our Series B 5% convertible preferred stockholders. See Notes 14 and 15 to Financial Statements included in Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our expectations related to the progress, continuation, timing and success of drug discovery and development activities conducted by the Company, other statements regarding our future product development and regulatory strategies, including with respect to specific indications such as, among others, COVID-19; our ability to obtain additional capital to fund our operations, changes in our research and development spending, realizing new revenue streams and obtaining future out-licensing or collaboration agreements that include up-front, milestone and/or royalty payments, our ability to realize up-front milestone and royalty payments under current and future agreements, future research and development spending and projections relating to the level of cash we expect to use in operations, our working capital requirements and our future headcount requirements. In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “hopes,” “estimates,” “looks,” “expects,” “plans,” “intends,” “goal,” “potential,” “may,” “suggest,” “will,” or “continue,” or the negative thereof or other comparable terms. These statements are based on current expectations, projections and assumptions made by management and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition, as well as any forward-looking statements are subject to significant risks and uncertainties including, but not limited to the factors set forth under the heading “Item 1A. Risk Factors” under Part I of this Annual Report on Form 10-K, and in other reports we file with the SEC. All forward-looking statements are made as of the date of this report and, unless required by law, we undertake no obligation to update any forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2020 refers to the fiscal year ended June 30, 2020.

Management’s Plan of Operation

The Company devotes most of its efforts and resources on drug development, regulatory matters, and clinical trials. Presently, our efforts are primarily focused on evaluating our drug candidate Brilacidin; as a therapeutic for coronaviruses, particularly SARS-CoV-2, the novel coronavirus responsible for COVID-19; for decreasing the incidence of severe oral mucositis as a complication of chemoradiation; for treatment of IBD; and for treatment of skin infections. Our other drug candidate, Kevetrin, is for the treatment of cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process, which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

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

In February 2020, the Company announced preliminary data indicating the Phase 1 trial of Brilacidin for Ulcerative Colitis (UC) met its primary endpoints, including safe, targeted delivery. Shortly thereafter, the COVID-19 pandemic intensified. As a result of the advent of the pandemic, we were approached by several organizations, including two academic institutions having Biosafety Level 3 Laboratories (BSL 3), interested in evaluating Brilacidin as an experimental new drug for COVID-19 and its underlying coronavirus (SARS-CoV-2). Early research indicated that Brilacidin was a promising therapeutic candidate and subsequent pre-clinical research involving Vero cells, a human lung epithelial cell line and a human kidney cell line have lent further evidence and support for continued research. The most recent experiments in a human lung epithelial cell line show Brilacidin to inhibit SARS-CoV-2 between 90 percent and 97 percent, depending on the Brilacidin concentration. In light of the ongoing pandemic and drug development environment, we have prioritized development of Brilacidin for COVID-19, including working with one of our academic partners to seek a federal grant for research work and preparing for a planned Phase 2 clinical trial of Brilacidin for COVID-19. We are targeting the fourth quarter of 2020 to initiate this clinical trial, while simultaneously planning for a Phase 2 clinical trial of oral Brilacidin for UC in the first half of 2021.

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

Recently Issued Accounting Pronouncements

See Note 3. Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. Management have put in place an equity purchase agreement with Aspire Capital to fund our clinical trials and overhead expenses over the next 12 months. Based upon our expected rate of expenditures over the next 12 months, we expect to have sufficient cash reserves and financing available to us to meet all of our anticipated obligations for our current operations through our fiscal year end of June 30, 2021.

Revenue

We generated revenue of $0.4 million and $0 million for the fiscal years ended June 30, 2020 and 2019, respectively. Revenue during the year ended June 30, 2020 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the consolidated financial statements).

We incurred operating expenses of approximately $5.1 million and $6.5 million for the fiscal years ended June 30, 2020 and 2019, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	Year ended		Change
	June 30,		2020 Vs. 2019
	2020	2019	$	%

Clinical studies and development research	$1,616,000	$1,825,000	(209,000)	(11)%
Officers’ payroll and payroll tax expenses related to R&D department	232,000	619,000	(387,000)	(63)%
Employees payroll and payroll tax expenses related to R&D department	382,000	452,000	(70,000)	(15)%
Stock-based compensation - officer	47,000	844,000	(797,000)	(94)%
Stock-based compensation - employee	104,000	179,000	(75,000)	(42)%
Stock-based compensation - consultants	38,000	53,000	(15,000)	(28)%
Depreciation and amortization expenses	373,000	371,000	2,000	1%
Total	$2,792,000	$4,343,000	(1,551,000)	(36)%

Fiscal 2020 compared to Fiscal 2019 – Research and development expenses for proprietary programs decreased during the year ended June 30, 2020 compared with the year ended June 30, 2019, primarily due to less spending on our programs due to our current lack of working capital. Clinical studies and development expenses will continue to decrease in future reporting periods if there is no increase in the Company’s financial liquidity.

Officers’ payroll decreased during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to the fact that the Company’s President and Chief Medical Officer resigned on December 19, 2019, which led to the decrease in officers’ payroll during the year ended June 30, 2020.

Employees payroll and payroll tax expenses decreased during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to fewer employees engaged in preclinical development after June 30, 2019, which led to the decrease in employees’ payroll during the year ended June 30, 2020.

Stock-based compensation - officers decreased during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to the fact that the Company’s President and Chief Medical Officer resigned on December 19, 2019 and the Company reversed the stock-based compensation expenses of approximately $251,000 based on the amount of those unvested options and stock awards we expensed in the current year and all prior periods.

Stock-based compensation - employees decreased during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to the decrease of vesting in the number of stock awards granted to employees in 2020.

Stock-based compensation - consultants decreased during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to less stock awards being granted to consultants during the year ended June 30, 2020.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2020 Vs. 2019
	2020	2019	$	%

Insurance and health expense	$473,000	$496,000	(23,000)	(5)%
Patent expenses	3,000	158,000	(155,000)	(98)%
Rent and utility expense	133,000	263,000	(130,000)	(49)%
Stock-based compensation – officer & directors	237,000	-	237,000	-
Business development expense	377,000	100,000	277,000	277%
Other G&A	206,000	165,000	41,000	25%
Total	$1,429,000	$1,182,000	247,000	21%

Fiscal 2020 compared to Fiscal 2019 - General and administrative expenses increased during the fiscal 2020, primarily due to the increase in stock-based compensation - officers of $237,000 (see Note 13) and business development expense of $277,000, which offset by the decrease in patent write off expense of $155,000 and operating lease expense of $130,000.

Officers’ payroll and payroll tax expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2020 Vs. 2019
	2020	2019	$ %

Officers’ payroll and payroll tax expenses	$480,000	$486,000	(6,000)	(1)%

Fiscal 2020 compared to Fiscal 2019 - There was a slightly decrease in officers’ payroll and payroll tax expenses for the Company during the fiscal 2020.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Year ended		Change
	June 30,		2020 Vs. 2019
	2020	2019	$ %

Audit Fee, legal and professional fees	$357,000	$440,000	(83,000)	(19)%

Fiscal 2020 compared to Fiscal 2019 - Professional fees decreased during fiscal 2020 primarily related to less audit and accounting fees and legal fees.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	Year ended		Change
	June 30,		2020 Vs. 2019
	2020	2019	$	%

Change in fair value – Series B preferred stock	$102,000	$357,000	(255,000)	(71)%
Interest expense – debt	(208,000)	(197,000)	(11,000)	6%
Interest expense – preferred stock liability	(52,000)	(2,000,000)	1,948,000	(97)%
Warrants modification expense	(1,212,000)	(390,000)	(822,000)	211%
Impairment expense of operating lease	(643,000)	—	(643,000)	—%
Other Income (Expense), net	$(2,013,000)	$(2,230,000)	217,000	(10)%

Fiscal 2020 compared to Fiscal 2019

There was a decrease in change in fair value related to the Series B preferred stock during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to the valuation of the warrants to purchase Preferred stock performed in 2019 (see Note 15. Fair Value Measurement to the consolidated financial statements).

There was an increase in interest expense – debt during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to the increase in finance charge of paying insurance. This increase was offset by a decrease in the interest expense relating to a related party note payable (see Note 11. Convertible Note Payable - Related Party to the consolidated financial statements).

There was a decrease in interest expense – preferred stock liability of approximately $1,948,000 during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to the decrease in the issuance expenses of Series B preferred stock of approximately $1,958,000. This decrease was offset by an increase in 5% dividend accrued for the Series B preferred stock of approximately $10,000 during the year ended June 30, 2020 (see Note 15. Fair Value Measurement to the consolidated financial statements).

There was an increase in warrants modification expense of approximately $1,212,000 during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to an increase in modification expense in connection with the extension of the termination date for each warrant to December 31, 2021 (see Note 13. Equity Transactions to the consolidated financial statements).

There was an increase in impairment expense of operating lease of approximately $643,000 during the year ended June 30, 2020 compared with the year ended June 30, 2019, due to the increase in write off the operating lease right-of-use asset (see Note 8 – Operating Leases to the consolidated financial statements).

Net Losses

We incurred net losses of $6.6 million and $8.7 million for the years ended June 30, 2020 and 2019, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2020, we had approximately $6.0 million in cash compared to $0.6 million of cash as of June 30, 2020, and as of the date of this filing, we have approximately $6.4 million in cash. We currently anticipate that future budget expenditures will be approximately $8.2 million for the fiscal year ending June 30, 2021, including approximately $6.2 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2021 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement.

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

Shelf Registration Statement - Current Status

The Company has an effective shelf registration statement on Form S-3, registering the sale of up to $60 million of the Company’s securities. However, in the future, the Company may not satisfy the conditions for use of Form S-3 for primary offerings of securities, in which case the Company may utilize Form S-1 to register the sale of its securities, although Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2020 and 2019 (rounded to nearest thousand):

	Year ended		Change
	June 30,		Increase/
	2020	2019	(Decrease)
			%
Net cash used in operating activities	$(4,156,000)	$(6,332,000)	(34)%
Net cash used in investing activities	(91,000)	(46,000)	98%
Net cash provided by financing activities	9,686,000	4,533,000	114%
Net increase (decrease) in cash	$5,439,000	$(1,845,000)	(395)%

The decrease in net cash used in operating activities of $2.2 million versus the prior-year was mainly due to decreases in our losses from operations of $2.1 million, largely attributable to a decrease in spending for research and development expenses and the initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the consolidated financial statements).

Our operating activities used cash of $4.2 million and $6.3 million for the year ended June 30, 2020 and 2019, respectively. The use of cash principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation, patent amortization change in fair value of preferred stock, interest expense on preferred stock, impairment expense of operating lease, and changes in our working capital accounts.

Investing activities

The increase in net cash used in investing activities versus the prior-year was due to decrease in sales proceeds of property, plant and equipment.

Financing activities

Our total net financing activities provided cash of $9.7 million and $4.5 million in 2020 and 2019, respectively.

In 2020, we raised approximately $9.7 million in net cash proceeds, from exercise of warrants of preferred stock and common stock, offset by purchase of treasury stock of $0.06 million.

In 2019, we raised approximately $4.6 million in net cash proceeds, from issuance of Series B preferred stock and warrants, offset by purchase of treasury stock of $0.1 million.

Requirement for Additional Working Capital

The Company, dependent on its future sale of its securities, plans to incur total expenses of approximately $8.2 million for the next 12 months, including approximately $6.2 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $30 million as of the date of this filing. Management has put in place a new equity purchase agreement (see Note 17 to the accompanying financial statements) with Aspire Capital to fund its future clinical trial expenses and overhead expenses over the next 12 months. This purchase agreement provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Agreement. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume, will not prevent the Company from funding its working capital requirements for the next 12 months from the date of this filing.

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

Commitments and Contingencies

Please see Note 9 to the consolidated financial statements, Commitments and Contingencies, for a discussion of recent contractual commitments and contingent liability - disputed invoices.

Equity Transactions

From July 31, 2020 (date of agreement) to September 14, 2020, the Company has generated additional proceeds of approximately $1.8 million under the 2020 Agreement with Aspire Capital from the sale of approximately 8.5 million shares of its common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVATION PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Innovation Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovation Pharmaceuticals Inc. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 14, 2020

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND 2019

(Rounded to nearest thousand except for share data)

	June 30,	June 30,
	2020	2019
ASSETS
Current Assets:
Cash	$6,018,000	$579,000
Prepaid expenses and other current assets	92,000	46,000
Total Current Assets	6,110,000	625,000
Other Assets:
Patent costs - net	3,060,000	3,342,000
Property, plant and equipment - net	—	1,000
Security deposit	78,000	78,000
Total Other Assets	3,138,000	3,421,000
Total Assets	$9,248,000	$4,046,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,498,000 and $1,511,000, respectively)	$2,043,000	$2,127,000
Accrued expenses - (including related party accruals of approx. $19,000 and $45,000, respectively)	59,000	85,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $2,777,000 and $3,129,000, respectively)	3,215,000	3,162,000
Operating lease - current liability	138,000	-
Note payable - related party	1,822,000	1,922,000
Accrued dividend - Series B 5% convertible preferred stock	13,000	-
Loan payable	79,000	-
Total Current Liabilities	7,369,000	7,296,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 0 shares and 1,196 shares issued as of June 30, 2020 and 2019, respectively, 0 shares and 1,196 shares outstanding as of June 30, 2020 and 2019, respectively.	-	879,000
Operating lease - long term liability	417,000	-
Total Liabilities	7,786,000	8,175,000
Commitments and contingencies (Note 9)
Stockholders’ Equity (Deficiency)
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 329,829,992 shares and 202,860,141 shares issued as of June 30, 2020 and 2019, respectively, 329,170,544 shares and 202,631,923 shares outstanding as of June 30, 2020 and 2019, respectively.	33,000	21,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 1,818,180 shares and 909,080 shares issued, and 1,818,180 shares and 909,080 shares outstanding as of June 30, 2020 and 2019, respectively	—	—
Additional paid-in capital	102,819,000	90,537,000
Accumulated deficit	(101,244,000)	(94,596,000)
Treasury Stock, at cost (659,448 shares and 228,218 shares as of June 30, 2020 and 2019 respectively)	(146,000)	(91,000)
Total Stockholders’ Equity (Deficiency)	1,462,000	(4,129,000)
Total Liabilities and Stockholders’ Equity (Deficiency)	$9,248,000	$4,046,000

The accompanying notes are an integral part of these consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Rounded to nearest thousand except for shares and per share data)

	For the Years Ended
	June 30,
	2020	2019

Revenues	$423,000	$—

Operating expenses:
Research and development expenses	2,792,000	4,343,000
General and administrative expenses	1,429,000	1,182,000
Officers’ payroll and payroll tax expenses	480,000	486,000
Professional fees	357,000	440,000
Total operating expenses	5,058,000	6,451,000

Loss from operations	(4,635,000)	(6,451,000)

Other expenses
Change in fair value of preferred stock	102,000	357,000
Interest expense – debt	(208,000)	(197,000)
Interest expense – preferred stock	(52,000)	(2,000,000)
Warrants modification expense	(1,212,000)	(390,000)
Impairment expense of operating lease	(643,000)	—
Total other expenses	(2,013,000)	(2,230,000)

Loss before provision for income taxes	(6,648,000)	(8,681,000)
Provision for income taxes	—	—
Net loss	$(6,648,000)	$(8,681,000)

Basic and diluted loss per share
attributable to common stockholders	$(0.03)	$(0.05)

Weighted average number of common shares	237,298,768	178,227,405

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Rounded to nearest thousand, except for shares data):

	Common Stock A		Common Stock B				Treasury Stock
		Par Value		Par Value	Additional Paid-in	Accumulated
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2018	163,103,927	$17,000	—	$—	$83,747,000	$(85,915,000)	—	$—	$(2,151,000)
Stock options issued to consultant for services at $0.43 - $0.73	—	—	—	—	42,000	—	—	—	42,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	132,000	—	—	—	132,000
Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	293,000	—	—	—	293,000
Shares issued to consultant for services at $0.84 - $1.38	—	—	—	—	10,000	—	—	—	10,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	51,000	—	—	—	51,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	552,000	—	—	—	552,000
Offering cost	—	—	—	—	(159,000)	—	—	—	(159,000)
Issuance of vested shares to Officer, and Consultant	584,764	—	—	—	—	—	—	—	—
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	—	—	909,090	91	100,000	—	—	—	100,000
Issuance of shares for tax purposes as Treasury Shares	(228,218)	—	—	—	—	—	228,218	(91,000)	(91,000)
Allocating warrants (proportion of value exercised) to Pref Stock Liability	—	—	—	—	(164,000)	—	—	—	(164,000)
Conversion of preferred stocks to common stock	39,171,450	4,000	—	—	2,796,000	—	—	—	2,800,000
To record underlying Series 1, Series 2 and Series 3 Warrants attached to 2,000 shares Series B Preferred Stock	—	—	—	—	817,000	—	—	—	817,000
To record beneficial conversion feature of Series B preferred stock & warrants discounts	—	—	—	—	1,917,000	—	—	—	1,917,000
5% dividend paid by issuance of preferred stock for Q2-12/31/18	—	—	—	—	17,000	—	—	—	17,000
Reversal of the stock based compensation related to unvested options and shares for employee from 7.1.18-12.31.2018	—	—	—	—	(4,000)	—	—	—	(4,000)
To record issuance of 2,500 warrants Series B Preferred Stock per 5.9.2019 Modification	—	—	—	—	390,000	—	—	—	390,000
Net loss	—	—	—	—	—	(8,681,000)	—	—	(8,681,000)
Balance at June 30, 2019	202,631,923	21,000	909,090	91	90,537,000	(94,596,000)	228,218	(91,000)	(4,129,000)

Stock options issued to consultant for services at $0.089 - $0.43	—	—	—	—	34,000	—	—	—	34,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	76,000	—	—	—	76,000
Stock options issued to officer as equity awards at $0.1 to $0.705	—	—	—	—	205,000	—	—	—	205,000
Shares issued to consultant for services at $0.84 - $1.38	—	—	—	—	5,000	—	—	—	5,000
Shares issued to employee for services at $0.132 - $1.37	—	—	—	—	28,000	—	—	—	28,000
Shares issued to officer as equity awards at $0.1 to $0.705	—	—	—	—	330,000	—	—	—	330,000
Issuance of 1,525,500 shares to directors and Consultant	1,525,000	—	—	—	—	—	—	—	—
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	—	—	—	—	—	—	—	—
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(431,230)	—	—	—	—	—	431,230	(55,000)	(55,000)
Conversion of preferred stocks to common stock	116,319,790	11,000	—	—	4,906,000	—	—	—	4,917,000
Excess of exercise price of 8,912 warrants over fair value	—	—	—	—	2,580,000	—	—	—	2,580,000
To reverse the option expense & stock awards granted for our resigned CMO	—	—	—	—	(251,000)	—	—	—	(251,000)
To adjust the 41 Pref stock from $982.5 to $535.12	—	—	—	—	18,000	—	—	—	18,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	—	—	909,090	—	100,000	—	—	—	100,000
Exercise of 8,000,000 warrants at $0.38	8,000,000	1,000	—	—	3,039,000	—	—	—	3,040,000
Warrants modification expense	—	—	—	—	1,212,000	—	—	—	1,212,000
Net loss	—	—	—	—	—	(6,648,000)	—	—	(6,648,000)
Balance at June 30, 2020	329,170,544	33,000	1,818,180	—	102,819,000	(101,244,000)	659,448	(146,000)	1,462,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

(Rounded to nearest thousand)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,648,000)	$(8,681,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensations	427,000	1,076,000
Amortization of patent costs	372,000	370,000
Patent write off	—	154,000
Depreciation of equipment	1,000	1,000
(Gain) Loss on disposal of equipment	—	(40,000)
Interest expense-preferred stock	52,000	2,000,000
Change in fair value of preferred stock	(102,000)	(357,000)
Warrants modification expense	1,212,000	390,000
Impairment expense of operating lease	643,000	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,000)	51,000
Accounts payable	(84,000)	(1,057,000)
Accrued expenses	(26,000)	(182,000)
Accrued officers’ salaries and payroll taxes	52,000	(57,000)
Operating lease liability	(88,000)	—
Loan payable	79,000	—
Net cash used in operating activities	(4,156,000)	(6,332,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales proceeds of property, plant and equipment	—	40,000
Patent costs	(91,000)	(86,000)
Net cash used in investing activities	(91,000)	(46,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Preferred stocks, net of financing costs	—	1,893,000
Proceeds from exercise of preferred stock warrants	6,701,000	2,731,000
Proceeds from exercise of common stock warrants	3,040,000	—
Purchase of treasury stock	(55,000)	(91,000)
Net cash provided by financing activities	9,686,000	4,533,000

NET DECREASE IN CASH	5,439,000	(1,845,000)
CASH, BEGINNING OF YEAR	579,000	2,424,000
CASH, END OF YEAR	$6,018,000	$579,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$216,000	$143,000
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Allocating warrants (proportion of value exercised) to preferred stock liability	$—	$164,000
Initial warrant valuation	$1,212,000	$817,000
Beneficial conversion features on preferred stock and warrant discounts	$—	$1,917,000
Issuance of 2,500 warrants for preferred stock modification	$—	$122,000
Stock dividend paid by issuance of preferred stock	$—	$17,000
Conversion of Series B Convertible Preferred stock to Common stock	$4,907,000	$3,068,000
Excess of exercise price of warrants at $850-$950 over fair value of $535	$2,598,000	$—
Cancellation of shareholder debt for the purchase of 909,090 shares of Common Stock Class B shares	$100,000	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

1. Basis of Presentation and Nature of Operations

Innovation Pharmaceuticals Inc. (“Innovation” or the “Company”) was incorporated on August 1, 2005 in the State of Nevada. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc. On February 15, 2019, the Company formed IPIX Pharma Limited (“IPIX Pharma”), a wholly-owned subsidiary incorporated under the Companies Act 2014 of Ireland. IPIX Pharma is a Private Company Limited by Shares. The subsidiary will serve as a key hub for strategic collaboration with European companies and medical communities in addition to providing cost-saving efficiencies and flexibility with respect to developing Brilacidin under European Medicines Agency standards.

The Company is a clinical stage biopharmaceutical company. The Company’s common stock is quoted on OTCQB, symbol “IPIX.”

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation, a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. Translation gains and losses for the years ended June 30, 2020 and 2019 were not significant.

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

2. Liquidity

As of June 30, 2020, the Company’s cash amounted to $6.0 million and current liabilities amounted to $7.2 million. The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. The Company’s net cash used in operating activities for the years ended June 30, 2020 was approximately $4.2 million, and current projections indicate that the Company will continue to have negative cash flows from operating activities for the foreseeable future. Our net losses incurred for the years ended June 30, 2020 and 2019, amounted to $6.6 million and $8.7 million, respectively, and we had a working capital deficit of approximately $1.2 million and $6.7 million, respectively, at June 30, 2020 and 2019.

We anticipate that future budget expenditures will be approximately $8.2 million for the fiscal year ending June 30, 2021, including approximately $6.2 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2021 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement.

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

Cash

Cash consists of bank deposits. There were no cash equivalents at June 30, 2020 and 2019.

Equipment

Equipment is stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Equipment	5 Years

Intangible Assets - Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2020 and 2019, carrying value of patents was approximately $3,059,000 and $3,342,000, respectively. Amortization expense for the years ended June 30, 2020 and 2019, was approximately $372,000 and $370,000, respectively.

As of June 30, 2020, the Company expensed the costs associated with obtaining patents that have not yet resulted in products or gained market acceptance and the Company has or will let these patents go abandoned. During the years ended June 30, 2020 and 2019, the patent expenses were insignificant.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the years ended June 30, 2020 and 2019, the Company has recorded patent write offs of approximately $0 and $154,000, respectively and included in general and administrative expenses.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended June 30, 2020 and 2019, the Company incurred approximately $2.8 million and $4.3 million of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits of $250,000. Approximately $5.8 million is subject to credit risk at June 30, 2020. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Commitments and Contingencies

The Company follows Subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. The Company’s legal costs associated with contingent liabilities are recorded to expense as incurred.

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

The Company has identified its U.S. Federal income tax return and its State return in Massachusetts as its major tax jurisdictions. The fiscal 2017 and forward years are still open for examination.

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2020 and 2019, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	June 30,
	2020	2019
Weighted average shares outstanding-basic	237,671,719	178,227,405
Dilutive options and restricted stock and warrants	—	—
Weighted average shares outstanding-diluted	237,671,719	178,227,405

Antidilutive securities not included:
Stock options	21,443,098	22,669,883
Stock options arising from convertible note payable and accrued interest	3,666,190	3,917,860
Restricted stock grants	116,787	1,729,288
Warrants	—	8,000,000
Convertible preferred stock	—	8,254,074
Total	25,226,075	44,571,105

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 659,448 shares and 228,218 shares of treasury stock outstanding, purchased at a total cumulative cost of $146,000 and $91,000 at June 30, 2020 and 2019, respectively (see Note 13. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding).

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

The Company has acquired and further developed license rights to Functional Intellectual Property (“functional IP”) that it licenses to customers for defined license periods. A functional IP license is a license to intellectual property that has significant standalone functionality that does not include supporting or maintaining the intellectual property during the license period. The Company’s patented drug formulas have significant standalone functionality in the form of their abilities to treat a disease or condition. Further, there is no expectation that the Company will undertake any activities to change the functionality of the drug formulas during the license periods (see Note 7. Exclusive License Agreement to the consolidated financial statements).

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

On July 1, 2018, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Beginning with the adoption of ASU 2018-07 options granted to our consultants are accounted for in the same manner as options issued to employees.

Awards with service-based vesting conditions only – Expense recognized on a straight-line basis over the requisite service period of the award.

Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line over the requisite service period basis until a higher performance-based condition is met, if applicable.

Awards with market-based vesting conditions – Expense recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, the Company will accelerate all remaining expense to be recognized.

Awards with both performance-based and market-based vesting conditions – if an award vesting or exercisability is conditional upon the achievement of either a market condition or performance or service conditions, the requisite service period is generally the shortest of the explicit, implicit, and derived service period.

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation using the straight-line method.

Recently Adopted Accounting Pronouncements

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

Prior to July 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective July 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients,’ which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on July 1, 2019 resulted in the recognition of operating lease right-of-use assets of approximately $670,000, lease liabilities for operating leases of approximately $670,000, and a zero cumulative-effect adjustment to accumulated deficit. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (“short-term leases”). Lease expense is recognized on a straight-line basis over the lease term. The Company determined that the operating lease right-of-use asset is impaired as of September 30, 2019, and it recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since September 30, 2019 (see Note 8. Operating Lease to the consolidated financial statements).

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	June 30, 2020	June 30, 2019

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,208,000	1,118,000
		5,434,000	5,344,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,069,000)	(1,765,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(305,000)	(237,000)
Total		$3,060,000	$3,342,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense was approximately $372,000 and $370,000 for the fiscal years ended June 30, 2020 and 2019, respectively.

During the fiscal year ended June 30, 2019, the Company wrote off the Prurisol patent and other patents of approximately $154,000, and included in general and administrative expenses.

At June 30, 2020, the future amortization period for all patents was approximately 5.18 years to 16.50 years. Future estimated annual amortization expenses are approximately $375,000 for each year from 2021 to 2025, and total of $1,560,000 for the year ending June 30, 2026 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2020	June 30, 2019

Accrued research and development consulting fees	$40,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	11,000	37,000

Total	$59,000	$85,000

6. Accrued Salaries and Payroll Taxes - Related Parties And Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2020	June 30, 2019

Accrued salaries - related parties	$2,647,000	$2,999,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued salaries – others	279,000	—
Accrued salaries – employee	91,000	—
Withholding tax - payroll	68,000	33,000

Total	$3,215,000	$3,162,000

7. Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of ulcerative proctitis/ulcerative proctosigmoiditis (UP/UPS).

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first phase III clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time AlfaSigma has not commenced a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

The Company generated revenue of $0.4 million and $0.0 million for the year ended June 30, 2020 and 2019, respectively. Revenue during the year ended June 30, 2020 represented the initial non-refundable payment of $0.4 million received from Alfasigma.

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

The Company determined that the operating lease right-of-use asset is fully impaired on September 30, 2019 because of the Company’s current lack of working capital (see Note 2. Going Concern and Liquidity to the consolidated financial statements) resulting in its limited usage of the leased office. The Company has been unable to enter into a sub-lease agreement for this leased office on September 30, 2019. As such, the Company recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since September 30, 2019. The Company vacated the leased office space in December 2019, and in January 2020 the Company initiated a lawsuit against the lessor relating to an automatic extension of the lease for the office space and related matters (See Note 9. Commitments and Contingencies).

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended June 30, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$117,000
Variable lease cost	9,000
$126,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2020	$233,000
Weighted average remaining lease term – operating leases (in years)	3.25
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2020
Operating leases
Short-term operating lease liabilities	$138,000
Long-term operating lease liabilities	417,000

Total operating lease liabilities	$555,000

The following table provides maturities of the Company’s lease liabilities at June 30, 2020 as follows:

Operating Leases
Fiscal Year Ending June 30,

2021	$223,000
2022	223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	729,000
Less: Imputed interest/present value discount	(174,000)

Present value of lease liabilities	$555,000

Operating lease cost for the year ended June 30, 2020 was approximately $117,000. Rent expense, net of lease income, under this operating lease agreement for the year ended June 30, 2019 was approximately $244,000.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $1.4 million to contract research organizations as of June 30, 2020. Expenses are recognized when services are performed by the contract research organizations.

Contingent Liability - Disputed Invoices

As described in Note 6. Accrued Salaries and Payroll Taxes, the Company accrued payroll to Dr. Krishna Menon, ex-President of Research of approximately $1,443,000 for his past services with the Company, and this amount was included in accrued salaries and payroll taxes. As described in Note 10. Related Party Transactions, the Company has a payable to KARD of approximately $1,486,000 for its research and development expenses and this amount was included in accounts payable. KARD is a company owned by Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

All of the above disputed invoices were reflected as current liabilities as of June 30, 2020.

10. Related Party Transactions

Office Lease

The Company charged Kard Scientific (“KARD”) $1,800 for space for the two months of July and August, 2018. Dr. Menon, a significant shareholder of the Company and the former President of Research and former director of the Company, also serves as the Chief Operating Officer and Director of KARD. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. As of September 1, 2018, KARD no longer leases space from the Company.

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At June 30, 2020 and 2019, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

Share Issuance

On February 23, 2020, the Company issued (i) options for the purchase of 500,000 shares of Class A common stock at an exercise price of $0.10 per share, which is 110% of the previous per share closing price of $0.09 on February 21, 2020, and (ii) 500,000 shares of Class A common stock to each member of the Company’s Board of Directors, consisting of Leo Ehrlich, Barry Schechter and Zorik Spektor. There was no share based payments to our directors during the fiscal year ended June 30, 2019.

Other related party transactions are disclosed in Note 11. Convertible Note Payable - Related Party below.

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

As of June 30, 2020 and 2019, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,822,000 and $1,922,000, respectively.

As of June 30, 2020 and 2019, the balance of accrued interest payable were $11,000 and $37,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other).

As of June 30, 2020 and 2019, the total outstanding balances of principal and interest were approximately $1,833,000 and $1,959,000, respectively.

12. Loan payable

On May 10, 2020, the Company received loan proceeds in the amount of approximately $79,000 under the Paycheck Protection Program (“PPP”) and it was recorded under loan payable. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. While the Company believes that its use of the loan proceeds satisfied the conditions for forgiveness of the loan, we cannot assure you that we have not or will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

13. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

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

Stock Options

The fair value of options granted for the years ended June 30, 2020 and 2019 was estimated on the date of grant using the Black Scholes model that uses assumptions noted in the following table.

	Years Ended June 30,
	2020	2019
Expected term (in years)	3 - 10	5-10
Expected stock price volatility	73.68% to 92.21%	67.34% to 104.11%
Risk-free interest rate	0.41% to 1.50%	2.51% to 2.86%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Statement of Operations for the years ended June 30, 2020 and 2019 are as follows (rounded to nearest thousand):

	Years ended June 30,
	2020	2019
Stock-based compensation – officers	298,000	844,000
Stock-based compensation – employees	104,000	179,000
Stock-based compensation – consultants	39,000	53,000
Reversal of forfeited stock-based compensation	(251,000)	—
– included in Research and Development expenses	189,000	1,076,000

Stock-based compensation – officers – included in General and Administration expenses	237,000	—
Total Stock-based compensation, net	427,000	1,076,000

During the year ended June 30, 2020 and 2019

On February 23, 2020, the Company issued 500,000 options each to our Chairman and CEO and two other Board members, which are exercisable for 10 years at $0.10 per share of common stock. The total value of these options to purchase 1,500,000 shares was approximately $102,000 and we recognized approximately $102,000 of stock-based compensation costs and charged to additional paid-in capital as of June 30, 2020. The assumptions we used in the Black Scholes option-pricing model were disclosed above. The Company also issued 500,000 shares of Class A common stock each to our Chairman and CEO and two other Board members, which shares were vested on June 30, 2020 (See Note 14. Equity Transactions).

On March 30, 2020, the Company issued 250,000 options to a consultant for his one year contract and exercisable for 3 years at $0.086 per share of common stock. The total value of these 250,000 stock options was approximately $12,000 and we recognized approximately $12,000 of stock-based compensation costs and charged to additional paid-in capital as of June 30, 2020. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On September 1, 2019, the Company issued to Dr. Arthur Bertolino, then President and Chief Medical Officer of the Company, 1,066,667 shares of common stock. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $71,000, based on the closing bid price as quoted on the OTCQB on August 30, 2019 at $0.132 per share. Due to the fact that Dr. Bertolino resigned on December 19, 2019, the Company recorded the forfeiture of his options and shares after 60 days of his resignation. During the year ended June 30, 2020, the Company reversed the stock-based compensation expenses of approximately $35,000 based on the amount of those unvested options and stock awards we expensed in the current year.

On September 1, 2019, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $20,000, based on the closing bid price as quoted on the OTCQB on August 30, 2019 at $0.132 per share. During the year ended June 30, 2020, the Company recorded approximately $7,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $5,000 of stock option expense and $2,000 of stock awards.

On September 1, 2018, the Company issued to Dr. Bertolino 1,066,667 shares of common stock. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options are valued at approximately $225,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. As above mentioned of Dr. Bertolino’s resignation on December 19, 2019, the Company recorded the forfeiture of his options and shares after 60 days of his resignation. During the year ended June 30, 2020, the Company reversed the stock-based compensation expenses of approximately $216,000 based on the amount of those unvested options and stock awards we expensed in the prior two quarters of the current year and prior years. During the year ended June 30, 2020, the Company recorded approximately $164,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $57,000 of stock option expense and $107,000 of stock awards. During the year ended June 30, 2019, the Company recorded approximately $269,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $93,000 of stock option expense and $176,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the year ended June 30, 2020, the Company recorded approximately $29,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $21,000 of stock option expense and $8,000 of stock awards. During the year ended June 30, 2019, the Company recorded approximately $24,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $17,000 of stock option expense and $7,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Dr. Bertolino under the 2016 Plan (i) 1,066,667 shares of restricted stock and (ii) a ten-year option to purchase 617,839 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. The 1,066,667 shares were valued at approximately $752,000 and the 617,839 stock options valued at approximately $399,000. Both shares and options were planned to be amortized over 2 years to September 1, 2019 unless the probability of the other above vesting requirements occurring were met at an earlier date. During the year ended June 30, 2020, the Company recorded approximately $99,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $34,000 of stock option expense and $65,000 of stock awards. During the year ended June 30, 2019, the Company recorded approximately $575,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $199,000 of stock option expense and $376,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Harness under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options were planned to be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the year ended June 30, 2020, the Company recorded approximately $51,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $37,000 of stock option expense and $14,000 of stock awards. During the year ended June 30, 2019, the Company recorded approximately $51,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $37,000 of stock option expense and $14,000 of stock awards.

On September 1, 2016, the Company and Ms. Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Company 2016 Equity Incentive Plan 58,394 shares of restricted stock. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share. The 58,394 shares were valued at approximately $80,000, which were amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They were amortized over 3 years to September 1, 2019. During the year ended June 30, 2020, the Company recorded approximately $17,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $12,000 of stock option expense and $5,000 of stock awards. During the year ended June 30, 2019, the Company recorded approximately $100,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $73,000 of stock option expense and $27,000 of stock awards.

During the year ended June 30, 2020, the Company recorded approximately $26,000 of stock-based compensation expense to two consultants including approximately $21,000 of stock option expense and $5,000 of stock awards. During the year ended June 30, 2019, the Company recorded approximately $53,000 of stock-based compensation expense to consultants including approximately $42,000 of stock option expense and $11,000 of stock awards.

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

Exercise of options

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his 909,090 options, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise (see Note 11. Convertible Note Payable - Related Party to the consolidated financial statements).

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his 909,090 options, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

Forfeiture of options

Dr. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company on December 19, 2019. During the six months ended June 30, 2020, all his 2,858,521 options he held were forfeited, representing the options he was granted since June 27, 2016 to September 1, 2019. The Company reversed the $251,000 of unvested options and shares that were expensed in the current year and prior years.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	41,643,571	$0.22	2.76	$17,523,113
Granted	1,195,826	$0.31	7.64	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(19,260,424)	$0.21	—	—
Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	3,540,826	$0.09	7.44	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(2,498,521)	$0.67	—	—
Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Exercisable at June 30, 2020	21,457,124	$0.18	1.49	$5,537,838
Unvested stock options at June 30, 2020	1,345,974	$0.15	7.18	$360,339

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2018	1,208,157	$0.72
Total shares granted	1,130,061	$0.40
Total shares vested	(597,263)	$0.72
Total shares forfeited	(11,667)	$0.76
Total unvested shares outstanding at June 30, 2019	1,729,288	$0.51

Total shares granted	2,625,061	$0.11
Total shares vested	(2,637,561)	$0.29
Total shares forfeited	(1,600,001)	$0.22
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Scheduled vesting for outstanding restricted stock awards at June 30, 2020 is as follows:

	Year Ending June 30,
	2021	2022	2023	Total

Scheduled vesting	58,394	38,929	19,464	116,787

As of June 30, 2020, there was approximately $17,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $13,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.36 years

Stock Warrants Outstanding

Warrants to Purchase 5% convertible preferred stock (“Series B preferred stock”)

On October 5, 2018, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with one multi-family office for the sale of 2,000 shares of the Company’s newly-created Series B 5% convertible preferred stock (“Series B preferred stock”), for aggregate gross proceeds of approximately $2.0 million. Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock. On December 26, 2019, the Company extended the termination date for each series of warrants to December 31, 2021 (see Note 14. Equity Transactions to the consolidated financial statements).

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

During the year ended June 30, 2020, the Company issued 7,720 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $6.7 million, upon exercise of 7,720 warrants. As of June 30, 2020, all Series 1-4 warrants to purchase shares of Series B preferred stock were exercised, no Series 1-4 warrants were outstanding.

The following table summarizes the outstanding Series B preferred stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	—	$—	—	$—
				—
Granted	10,500	982.50	2.00	—
Exercised	(2,780)	982.50	2.00	—
Expired	-	-		—
Outstanding at June 30, 2019	7,720	$985.50	1.21	$752,700

Granted	—	—	—	—
Exercised	(7,720)	868.00	3.04	—
Expired	—	—	—	—
Outstanding at June 30, 2020	—	—	—	—

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

Average risk-free interest rate	2.73%
Average expected life-years	5
Expected volatility	52.77%
Expected dividends	0%

The following table summarizes the outstanding common stock warrants:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2018	8,000,000	$0.38	5.00	$—

Extended	—	—	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2019	8,000,000	$0.38	4.00	$—

Extended	—	—	—	—
Granted	—	—	—	—
Exercised	(8,000,000)	0.38	3.25	—
Expired	—	—	—	—
Outstanding at June 30, 2020	—	$—	—	$—

As of June 30, 2020 and 2019, there was 0 and 8,000,000 warrants to purchase shares of the Company’s common stock exercisable for 5 years at an exercise price of $0.38 per share were outstanding, respectively.

14. Equity Transactions

Class B Common Stock

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (See Note 11. Convertible Note Payable to the consolidated financial statements).

As of June 30, 2020 and 2019, the total outstanding number of Class B common stock were 1,818,180 shares and 909,090 shares, respectively.

Class A Common Stock

On February 23, 2020, the Company issued 500,000 options each to our Chairman and CEO and two other Board members (see Note 13.) and the Company also issued 500,000 shares of Class A common stock each to our Chairman and CEO and two other Board members, which shares were vested on February 24, 2020. During the year ended June 30, 2020, the Company recorded approximately $237,000 of stock-based compensation expense to our Chairman and CEO and two other Board members including approximately $102,000 of stock option expense and $135,000 of stock awards.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of approximately $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of approximately $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of approximately $102,000 and $357,000 under Other (income) expense in the accompanying consolidated statements of operations for the year ended June 30, 2020 and 2019, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock at June 30, 2020 and 2019.

The total dividends of approximately $52,000 and $52,000 are treated as interest expense – preferred stock during years ended June 30, 2020 and 2019, respectively. Balance of accrued dividends of $13,000 as of June 30, 2020 was included at Accrued dividend under current liabilities while balance of accrued dividends of $24,000 as of June 30, 2019 was included at Preferred stock liability under other liabilities.

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

Warrants

Each share of preferred stock was initially sold together with three warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up nine months following issuance (later extended to 15 months following issuance), (ii) a Series 2 warrant, which entitles the holder thereof to purchase 1.25 shares of preferred stock at $982.50 per share, or 2,500 shares of preferred stock in the aggregate for approximately $2.5 million in aggregate exercise price, for a period of up to 15 months following issuance, and (iii) a Series 3 warrant, which entitles the holder thereof to purchase 1.50 shares of preferred stock at $982.50 per share, or 3,000 shares of preferred stock in the aggregate for approximately $2.9 million in aggregate exercise price, for a period of up to 24 months following issuance. On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of June 30, 2020. On December 26, 2019, the Company extended the termination date for each series of warrants to December 31, 2021 (see below).

The Series B Preferred shareholders’ warrants held were modified on May 9, 2019 (see Warrant Restructuring and Additional Issuance Agreement described below). Pursuant to this warrant restructuring agreement, the Company had the option to compel these shareholders to exercise each month up to $400,000 of their Series 1 warrants. During the period May 9, 2019 to June 30, 2019, the Company issued 2,780 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $2.7 million, upon exercise of 2,780 warrants.

During the year ended June 30, 2020, the Company issued 7,720 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $6.7 million, upon exercise of 7,720 warrants. As of June 30, 2020, all Series 1-4 warrants to purchase shares of Series B preferred stock were exercised, no Series 1-4 warrants was outstanding.

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

Conversion of preferred stock to common stock

During the year ended June 30, 2020, the two preferred stockholders converted 9,190 shares of Series B preferred stock into 116.3 million shares of common stock. As of June 30, 2020, there was no Series B 5% convertible preferred stock was outstanding.

During the year ended June 30, 2019, the two preferred stockholders converted 5,087 shares of Series B preferred stock into 39.8 million shares of common stock. With regard to conversions, the Company reversed Series B preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $3,068,000 based on the proportion of Series B preferred stock converted relative to the original total issued. As of June 30, 2019, 1,196 shares of Series B 5% convertible preferred stock were outstanding.

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

Warrant Restructuring and Additional Issuance Agreement

On May 9, 2019, the Company entered into a Warrant Restructuring and Additional Issuance Agreement (“Issuance Agreement”) with the Series B investors of its Series B preferred stock and warrants to purchase Series B preferred stock. Pursuant to the Issuance Agreement, the Series B investors have agreed, subject to the conditions set forth therein, to exercise existing warrants to purchase 500 shares of preferred stock and to amend the existing warrants to permit the Company to compel the exercise of up to $400,000 of existing warrants each calendar month commencing June 3, 2019 and ending November 1, 2019, or, if earlier, until the aggregate amount of the forced exercises is $2,000,000. As consideration for the Series B investors entering into the Issuance Agreement, the Company has issued 100 shares of preferred stock and warrants to purchase 2,500 shares of preferred stock (“Series 4 warrants”) to the Series B investors. In addition, the Company extended the termination date for the Series 1 warrants issued in October 2018 by six months, and has agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock, all 400 shares of which had been issued as of June 30, 2020.

The warrants were modified in accordance with ASC 470-50 and, as a result, immediately prior to the modification, the Company recognized a loss of approximately $63,000 to change in fair value of preferred stock liabilities under Other (income) expense in the accompanying consolidated Statements of Operations.

Subsequent to the modification, the Company recognized an expense of approximately $390,000 due to the above modification of Series B preferred stock terms in the accompanying consolidated statements of operations

The fair value of the Series B convertible preferred stock is measured in accordance with ASC 820 “Fair Value Measurement,” using “Monte Carlo simulation” modeling, incorporating the following inputs:

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

There were 659,448 shares and 228,218 shares held in treasury, purchased at a total cumulative cost of $146,000 and $91,000 as of June 30, 2020 and 2019, respectively.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 preferred stock liability balance for the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2020 and 2019.

Series B 5% convertible preferred stock liability
Balance, July 1, 2018	$—
Issuance of preferred stock at fair value	1,116,000
Issuance of preferred stock by exercise of warrants	2,895,000
Conversion of preferred stock to common stock	(3,068,000)
Change in fair value of preferred stock due to modification of terms	(357,000)
Issuance of 100 shares valued at $535.12 per share Series B Preferred Stock per May 2019 Modification	54,000
Contingent consideration of 400 extra shares	214,000
5% accrued dividend (1) – for the year ended 6.30.2019	42,000
Settlement of accrued dividend by issuance of PS	(17,000)
Balance, June 30, 2019	$879,000

Change in fair value of preferred stock due to modification of terms	(102,000)
Issuance of preferred stock through accrued dividend, valued at fair value	34,000
Issuance of preferred stock by exercise of warrants	4,243,000
Conversion of preferred stock to common stock	(5,029,000)
5% accrued dividend (1) – for the year ended 6.30.2020	52,000
Settlement of accrued dividend by issuance of PS	(64,000)
Allocated the accrued dividends to current liability	(13,000)
Balance, June 30, 2020	$-

___________

(1)	The 5% accrued dividend is reported in interest expense—preferred stock.

The total dividends of approximately $52,000 and $42,000 are treated as interest expense – preferred stock during the years ended June 30, 2020 and 2019, respectively. The Series B preferred stock dividends of $64,000 was paid by issuance of Series B preferred stocks, and the remaining accrued dividends of $13,000 was included under current liability as of June 30, 2020.

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

The Company has incurred operating losses since its inception and therefore no tax liabilities have been incurred for the periods presented. The amount of unused tax losses (“NOL”) available for carryforward and to be applied against taxable income in future years totaled approximately $84.77 million at June 30, 2020. The Tax Cuts and Jobs Act changes the rules on NOL carryforwards. The 20-year limitation was eliminated for losses incurred for the 2018 tax year, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80% of taxable income. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.

The income tax provision benefit differs from the amount of tax determined by applying the Federal and States statutory rates as follows:

	June 30, 2020	June 30, 2019
Book income at federal statutory rate	21.00%	21.00%
State income tax, net of federal tax benefit	6.32%	6.64%
Change in valuation allowance	(30.44)%	(43.68)%
Research and development credit	4.20%	5.00%
Permanent difference	—%	1.05%
Change in Federal Statutory Rate	—%	—%
Others - net	(1.08)%	9.99%
Total	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the fiscal years ended June 30, 2020 and 2019. The components of deferred tax assets as of June 30, 2020 and 2019 are as follows (rounded to nearest thousand):

	June 30, 2020	June 30, 2019
Deferred tax assets:
Net operating loss carry forwards	$23,160,000	$21,416,000
Accrued payroll	807,000	807,000
Stock compensation	2,943,000	2,943,000
Research and development credit	5,473,000	5,193,000
Other	100,000	100,000
	$32,483,000	$30,459,000
Valuation allowance	(32,483,000)	(30,459,000)
Total deferred taxes	$—	$—

17. Subsequent Events

Aspire Capital Agreement

On July 31, 2020, the Company entered into a new common stock purchase agreement (the 2020 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the stock purchase agreement.

Equity Transactions

From July 31, 2020 (date of agreement) to September 14, 2020, the Company has generated additional proceeds of approximately $1.8 million under the 2020 Agreement with Aspire Capital from the sale of approximately 8.5 million shares of its common stock.

Exercise of Options

On September 8, 2020, Mr. Ehrlich, the Company’s Chairman and CEO, purchased 1,787,762 shares of the Class B common stock, par value $0.0001 per share (the “Shares”) of the Company under and pursuant to the Company’s 2010 Equity Incentive Plan and the Stock Option Award Agreement issued December 29, 2010 the “Option Agreement”). The purchase price for the shares was $0.11 per share, as set forth in the Option Agreement. The full purchase price for the Shares was paid by cancellation of $242,000 of indebtedness of the Company to the Mr. Ehrlich under the Demand Unsecured Note referred to as the “Ehrlich Promissory Note C”, first from accrued interest and the remainder from principal.

The Company has evaluated events subsequent to June 30, 2020 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

As of June 30, 2020, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2020, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2020, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following provides information regarding current members of the Company’s Board of Directors (the “Board”), which consists of three members, and the Company’s executive officers. Each director is elected for a term ending at the next annual meeting of stockholders or until his or her successor is elected and qualified. Our executive officers are appointed by, and serve at the discretion of, the Board.

Name	Age	Position with the Company	Director Since
Leo Ehrlich	62	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Barry Schechter	56	Director	October 2014
Zorik Spektor	63	Director	April 2015
Jane Harness	51	Sr. Vice President, Clinical Sciences and Portfolio Management	—

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

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We and our Board are committed to high standards of corporate governance as an important component in building and maintaining stockholder value. To this end, we have adopted corporate governance policies and practices to promote the effective functioning of the Board and its committees and to set forth a common set of expectations as to how the Board should manage its affairs and perform its responsibilities. We also closely monitor guidance issued or proposed by the SEC and the provisions of the Sarbanes-Oxley Act, as well as the emerging best practices of other companies. The current corporate governance guidelines are available on the Company’s website at http://www.ipharminc.com. Printed copies of our corporate governance guidelines may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc., 301 Edgewater Place - Suite 100, Wakefield, MA 01880.

The Board and Committees of the Board

The Company is governed by the Board, which currently consists of three members: Mr. Leo Ehrlich, Dr. Barry Schechter, and Dr. Zorik Spektor. The Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is comprised entirely of independent directors. The Board has adopted written charters for each of its committees which are available on the Company’s website at http://www.ipharminc.com. A copy of the Company’s corporate governance guidelines is also available on the Company’s website. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc., 301 Edgewater Place - Suite 100, Wakefield, MA 01880. All directors are encouraged to attend meetings of stockholders, either in person or remotely, absent an unavoidable and irreconcilable conflict. Each director attended more than 75% of the aggregate number of Board meetings, except Dr. Zorik Spektor and the number of meetings held by all of the committees on which he served.

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

Compensation Committee

The Compensation Committee did not hold any meeting in fiscal 2020. The Compensation Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Under its charter, the Compensation Committee has sole authority to retain and terminate outside counsel, compensation consultants for the purpose of assisting the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, in each case, as it deems appropriate and including sole authority to approve such parties’ fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendation rests solely with the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee did not hold any meetings in fiscal 2020. Our Nominating and Governance Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominating and Governance Committee is responsible for, among other things:

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
Innovation Pharmaceuticals Inc. 301 Edgewater Place - Suite 100 Wakefield, MA 01880 Attention: Corporate Secretary

•	by calling our Corporate Secretary, at (978) 921-4125.

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.ipharminc.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc, 301 Edgewater Place - Suite 100, Wakefield, MA 01880. During the fiscal year ended June 30, 2020, there were no waivers of our Code of Ethics.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our Board, c/o Corporate Secretary, Innovation Pharmaceuticals Inc, 301 Edgewater Place - Suite 100, Wakefield, MA 01880 for submission to the Board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the Chairman of the Board, the appropriate committee or the specific director, as applicable.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2020, other than (i) a Form 4 for each of Dr. Bertolino and Ms. Harness due on September 4, 2019 and filed on September 6, 2019, and (ii) a Form 4 for each of Mr. Ehrlich, Dr. Schechter and Dr. Spektor due on February 25, 2020 and filed on or about September 11, 2020.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, our former President and Chief Medical Officer, and our Senior Vice President, Clinical Sciences and Portfolio Management, whom we refer to collectively as our named executive officers, for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Total
Leo Ehrlich	2020	$465,850	$—	$45,000	$34,152	$545,002
Chief Executive and Financial Officer	2019	$465,850	$—	$—	$—	$465,850

Arthur P. Bertolino (3)	2020	$220,000	$—	$140,800	$70,602	$431,402
Former President and Chief Medical Officer	2019	$440,000	$—	$424,533	$224,677	$1,089,210

Jane Harness	2020	$275,000	$90,750	$7,708	19,768	$393,226
Sr. Vice President, Clinical Sciences and Portfolio Management	2019	$275,000	$—	$23,241	$62,907	$361,148

_____________

(1)	The June 30, 2020 bonus for Ms. Harness of $90,750 has been accrued but is unpaid.

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

(3)	Dr. Bertolino resigned as a director and officer in December, 2019 and the June 30, 2017-19 bonus for Dr. Bertolino of $278,667 has been accrued but is unpaid.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Leo Ehrlich	16,181,820	—	$0.11	12/29/2020	—	—
	2,000,000	—	$0.51	5/8/2022	—	—
	500,000	—	$0.10	2/23/2030	—	—

Arthur P. Bertolino	—	—	$—	—	—	—

Jane Harness(2)	172,987	—	$1.37	9/1/2026	—	$—
	163,377	9,610	$0.71	9/1/2027	19,464	$7,980
	57,662	115,325	$0.40	9/1/2028	38,929	$15,961
	—	172,987	$0.13	9/1/2029	58,394	$23,942

_____________

(1)	Market value is based on a stock price of $0.19, the closing price of the Company’s common stock on June 28, 2019, and the outstanding number of shares of restricted stock.

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

The unvested 2019 stock options vest in three equal annual installments on September 1, 2020, 2021 and 2022. Remaining unvested 2019 stock options continue to vest monthly in equal portions. Represents shares withheld for payment of tax liability arising as a result of the partial settlement of restricted stock awards that vested. The restricted stock vests in three equal annual installments beginning on September 1, 2020.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Mr. Ehrlich does not have a current employment agreement with the Company, and all of the stock options held by Mr. Ehrlich are fully vested.

Pursuant to the employment agreement between Ms. Harness and the Company, the executive would be entitled to the following termination benefits:

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

•

Without Cause or With Good Reason. If the executive’s employment is terminated by the Company without “cause” or by the executive with “good reason,” the executive would be entitled to receive (i) the payments outlined in the previous bullet, plus (ii) continued salary for six months. Such payments would be subject to the executive’s execution of a release in favor of the Company and the executive’s compliance with certain non-solicitation and non-disparagement covenants in the employment agreement.

•

Death or Disability. If the executive’s employment is terminated on account of the executive’s death or disability, the executive or her estate would be entitled to receive (i) the payments outlined in the first bullet above, plus (ii) an amount equal to her prorated target bonus for the fiscal year during which her employment is terminated.

•

Change in Control. If the executive’s employment is terminated by the Company without “cause” or by the executive with “good reason” within 12 months following a change of control, the executive would be entitled to receive (i) the payments outlined in the first bullet above, plus (ii) continued salary for nine months, plus (iii) the target bonus for the fiscal year during which her employment is terminated. Such payments would be subject to the executive’s execution of a release in favor of the Company and the executive’s compliance with certain non-solicitation and non-disparagement covenants in the employment agreement. The executive would also be entitled to reimbursement for certain health insurance expenses, and all of her outstanding equity awards would automatically vest, subject to certain equity awards other than stock options satisfying any applicable performance criteria.

For purposes of the employment agreement with Ms. Harness, a “change of control” means the occurrence of any of the following:

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our directors for services rendered to us during the fiscal year ended June 30, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Total
Schechter Barry	$25,000	$45,000	$34,152	$104,152
Spektor Zorik	$25,000	$45,000	$34,152	$104,152

On February 23, 2020, the Company issued (i) options for the purchase of 500,000 shares of Class A common stock at an exercise price of $0.10 per share, total value of $34,152, and (ii) 500,000 shares of Class A common stock at $0.09 to each member of the Company’s Board of Directors, consisting of Barry Schechter and Zorik Spektor, with value of $45,000.

As of June 30, 2020, each of Dr. Schechter and Dr. Spektor held options to purchase 519,655 shares of the Company’s Class A common stock.

Narrative to Director Compensation Table

Each of our independent directors has entered into agreements with the Company, pursuant to which each director received quarterly cash fees in the amount of $6,250 during fiscal 2020, in addition to 20,000 shares of restricted stock upon the successful listing of the Company’s common stock on the Nasdaq Capital Market and options with a five-year term and a Black-Scholes-Merton value of $20,000 on the date of issuance, which options were issued in June 2016. Commencing with the first quarter of fiscal 2021, the Company intends to increase the quarterly cash payment to $12,500 per quarter, which payments will be made to all directors serving on the Company’s Board of Directors, rather than only the independent directors. Directors are reimbursed for out-of-pocket expenses incurred as a result of their participation on our Board and committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of September 10, 2020, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. The address of each of the persons set forth below is in care of Innovation Pharmaceuticals Inc., 301 Edgewater Place - Suite 100, Wakefield, MA 01880.

Name of Beneficial Owner	Shares Beneficially Owned(1)				% of
	Class A		Class B		Total Voting
	Shares	%	Shares	%	Power(2)
Officers and Directors
Leo Ehrlich(3)	34,341,264	9.3	17,587,762	100	36.6
Barry Schechter(4)	1,269,665	*	—	—	*
Zorik Spektor(4)	1,044,665	*	—	—	*
Jane Harness(5)	808,735	*	—	—	*
Arthur P. Bertolino (6)	880,926	*	—	—	*
All current executive officers and directors as a group (4 persons)(7)	37,464,329	10.2	3,605,942	100	37.1

____________

*	Denotes less than 1%.

(1)

“Beneficial owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities or convertible debt convertible into common stock, that are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. For each stockholder, the calculation of percentage of beneficial ownership is based upon 343,579,992 shares of Class A common stock and 3,605,942 shares of Class B common stock outstanding as of September 10, 2020, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or are exercisable within 60 days of September 10, 2020, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

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

(3)

Includes (i) 7,835,002 shares of Class A common stock held directly by Mr. Ehrlich, (ii) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (iii) 3,666,190 shares of Class A common stock into which a convertible loan and accrued interest in the amount of $1.8 million may be converted at $0.50 per share, (iv) vested options to purchase 2,000,000 shares of Class A common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan, (v) vested options to purchase 500,000 shares of Class A common stock granted to Mr. Ehrlich under the 2016 Equity Incentive Plan, (vi) 3,605,942 shares of Class B common stock held directly by Mr. Ehrlich, and (vii) vested options to purchase 13,981,820 shares of Class B common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(4)

For each of Messrs. Schechter and Spektor, includes 519,665 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 10, 2020.

(5)	Includes 345,974 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 10, 2020.

(6)	This reflects Dr.. Bertolino’s share ownership as of December 19, 2019, date of resignation.

(7)

Includes 25,139,256 shares of Class A common stock and 13,981,820 shares of Class B common stock issuable upon the exercise of stock options, warrants or other conversion rights, or in the case of Class A common stock, upon the conversion of Class B common stock, in each case that are currently exercisable or are exercisable within 60 days of September 10, 2020.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	18,581,150	$0.17	12,327,943
Equity compensation plans not approved by stockholders (2)	4,221,948	$0.26	10,902,869
Total	22,803,098	$0.18	23,230,812

__________________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2020 and 2019, and fees billed for other services provided by Pinnacle in the fiscal year ended June 30, 2020 and 2019. The Board of Directors has approved all of the following fees.

	2020	2019
Audit Fees	$56,000	$56,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$56,000	$56,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Pinnacle for our financial statements as of and for the year ended June 30, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial statements

See Index to financial statements and Supplemental Data under Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Innovation Pharmaceuticals Inc.	Exhibit 3.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 (File No. 001-37357).
3.2	Amended and Restated Bylaws of Innovation Pharmaceuticals Inc.	Exhibit 3.2 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017
4.1	Description of Class A common stock	Exhibit 4.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 (File No. 001-37357).
4.2	Registration Rights Agreement, dated as of July 31, 2020, between the Company and Aspire Capital Fund, LLC	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on August 4, 2020.
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to the Company	Exhibit 10.20 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.2

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to the Company

Exhibit 10.21 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to the Company	Exhibit 10.22 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357)
10.4	Material Transfer Agreement With Beth Israel Deaconess	Exhibit 10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014 (File No. 001-37357)
10.5	Agreement dated August 28, 2014 between the Company and Aruda, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.6	Amendment among the Company, Wayne Aruda and Aruda Inc.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357)
10.7	Exclusive License Agreement, dated July 18, 2019, between the Company and Alfasigma S.p.A.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 22, 2019
10.8	Common Stock Purchase Agreement, dated as of July 31, 2020, between the Company and Aspire Capital Fund, LLC	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on August 4, 2020.

10.9	Demand Unsecured Note between the Company and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011(File No. 001-37357)
10.10*	Form of executive employment agreement	Exhibit 10.1 to the Form 10-Q of the Company for the quarterly period ended September 30, 2016 filed on November 9, 2016 (File No. 001-37357)
10.11*	Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011 (File No. 001-37357)
10.12*	Form of Non-qualified Stock Option Agreement for the Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 10.16 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357)
10.13*	Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.14*	Form of Incentive Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.15*	Form of Non-qualified Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.16*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.17*	Form of Restricted Stock Award Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.6 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
10.18*	Form of Restricted Stock Award Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357)
21.1	Subsidiaries of Innovation Pharmaceuticals Inc.	Exhibit 21.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 (File No. 001-37357)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.2	Chairman of the Board, Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.2	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Cash Flows, (v) the Statements of Equity and (vi) related notes

Filed herewith

____________

* Identifies a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovation Pharmaceuticals Inc.
(Registrant)

Date: September 14, 2020	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary)

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

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 14, 2020
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Barry Schechter	Director	September 14, 2020
Barry Schechter

/s/ Zorik Spektor	Director	September 14, 2020
Zorik Spektor

