Form 10-Q
period 2020-09-30
Innovation Pharmaceuticals Inc.
filed 2020-11-16
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	355,957,332
Common Stock Class B, $0.0001 par value	4,333,936

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND JUNE 30, 2020

(Unaudited)

(Rounded to nearest thousand except for shares data)

	September 30,	June 30,
	2020	2020
ASSETS
Current Assets:
Cash	$7,252,000	$6,018,000
Prepaid expenses and other current assets	74,000	92,000
Total Current Assets	7,326,000	6,110,000
Other Assets:
Patent costs - net	2,969,000	3,060,000
Deferred offering costs	1,318,000	—
Security deposit	78,000	78,000
Total Other Assets	4,365,000	3,138,000
Total Assets	$11,691,000	$9,248,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,486,000 and $1,498,000, respectively)	$2,165,000	$2,043,000
Accrued expenses - (including related party accruals of approx. $49,000 and $19,000, respectively)	89,000	59,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $2,377,000 and $2,777,000, respectively)	2,573,000	3,215,000
Operating lease - current liability	144,000	138,000
Note payable - related party	1,580,000	1,822,000
Accrued dividend - Series B 5% convertible preferred stock	13,000	13,000
Loan payable	79,000	79,000
Total Current Liabilities	6,643,000	7,369,000
Other Liabilities:
Operating lease - long term liability	379,000	417,000
Total Liabilities	7,022,000	7,786,000
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 349,638,386 shares and 329,829,992 shares issued as of September 30, 2020 and June 30, 2020, respectively, 348,957,332 shares and 329,170,544 shares outstanding as of September 30, 2020 and June 30, 2020, respectively.	35,000	33,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 4,018,180 shares and 1,818,180 shares issued, and 3,605,942 shares and 1,818,180 shares outstanding as of September 30, 2020 and June 30, 2020, respectively	—	—
Additional paid-in capital	107,290,000	102,819,000
Accumulated deficit	(102,417,000)	(101,244,000)
Treasury Stock, at cost (1,093,292 shares and 659,448 shares as of September 30, 2020 and June 30, 2020, respectively)	(239,000)	(146,000)
Total Stockholders’ Equity	4,669,000	1,462,000
Total Liabilities and Stockholders’ Equity	$11,691,000	$9,248,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2020	2019

Revenues	$-	$400,000

Operating expenses:
Research and development expenses	524,000	803,000
General and administrative expenses	264,000	265,000
Officers’ payroll and payroll tax expenses	127,000	118,000
Professional fees	214,000	155,000

Total operating expenses	1,129,000	1,341,000

Net loss from operations	(1,129,000)	(941,000)

Other income (expense)
Other income	—	—
Change in fair value of preferred stock	—	102,000
Interest expense – debt	(44,000)	(48,000)
Interest expense – preferred stock liability	—	(20,000)
Warrants modification expense	—	—
Impairment expense of operating lease	—	(643,000)
Total other income (expense)	(44,000)	(609,000)

Loss before provision for income taxes	(1,173,000)	(1,550,000)
Provision for income taxes	—	—

Net loss	$(1,173,000)	$(1,550,000)

Basic and diluted loss per share attributable to common stockholders	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares	337,494,640	205,666,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020AND 2019

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three Months Ended September 30, 2019

	Common Stock A		Common Stock B				Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2019	202,631,923	$21,000	909,090	$—	$90,537,000	$(94,596,000)	228,218	$(91,000)	$(4,129,000)

Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	65,000	—	—	—	65,000
Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	124,000	—	—	—	124,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	28,000	—	—	—	28,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	10,000	—	—	—	10,000
Shares issued to consultant for services at $0.43 - $0.73	—	—	—	—	3,000	—	—	—	3,000
Stock options issued to consultant for services at $0.43	—	—	—	—	6,000	—	—	—	6,000
Issuance of 12,500 shares to Consultant	12,500	—	—	—	—	—	—	—	—
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(421,611)	—	—	—	—	—	421,611	(54,000)	(54,000)
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(9,619)	—	—	—	—	—	9,619	(1,000)	(1,000)
Conversion of 890 preferred stocks to 9,030,870 common stock	9,030,870	1,000	—	—	475,000	—	—	—	476,000
Excess of exercise price of 1,045 warrants over fair value	—	—	—	—	478,000	—	—	—	478,000
Net loss for the three months ended 9/30/2019	—	—	—	—	—	(1,550,000)	—	—	(1,550,000)

Balance at September 30, 2019	212,369,124	$22,000	909,090	$—	$91,726,000	$(96,146,000)	659,448	$(146,000)	$(4,544,000)

For the Three Months Ended September 30, 2020

	Common Stock A		Common Stock B				Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2019	329,170,544	$33,000	1,818,180	$-	$102,819,000	$(101,244,000)	659,448	$(146,000)	$1,462,000

Shares sold to Aspire Capital under 2020 Agreement at $0.20 - $0.22 range	13,500,000	1,000	—	—	2,850,000	—	—	—	2,851,000
Shares issued as commitment fee, 7/31/2020 at $0.23, net	6,250,000	1,000	—	—	1,317,000	—	—	—	1,318,000
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	5,000	—	—	—	5,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	14,000	—	—	—	14,000
Stock options issued to consultant for services at $0.14 to $0.32	—	—	—	—	43,000	—	—	—	43,000
Purchase of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	—	—	2,200,000	—	242,000	—	—	—	242,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(412,238)	—	—	—	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(21,606)	—	—	—	—	—	21,606	(3,000)	(3,000)
Net loss for the three months ended 9/30/2020	—	—	—	—	—	(1,173,000)	—	—	(1,173,000)

Balance at September 30, 2020	348,957,332	$35,000	3,605,942	$—	$107,290,000	$(102,417,000)	1,093,292	$(239,000)	$4,669,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,173,000)	$(1,550,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	62,000	236,000
Amortization of patent costs	94,000	93,000
Interest expense-preferred stock	—	20,000
Change in fair value of preferred stock	—	(102,000)
Impairment of operating lease	—	643,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	18,000	(11,000)
Accounts payable	122,000	16,000
Accrued expenses	30,000	(3,000)
Accrued officers’ salaries and payroll taxes	(642,000)	38,000
Operating lease liability	(32,000)	—
Net cash used in operating activities	(1,521,000)	(620,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(3,000)	(21,000)
Net cash used in investing activities	(3,000)	(21,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	2,851,000	—
Proceeds from exercise of warrants	—	1,027,000
Purchase of treasury stock	(93,000)	(55,000)
Net cash provided by financing activities	2,758,000	972,000

NET DECREASE IN CASH	1,234,000	331,000

CASH, BEGINNING OF PERIOD	6,018,000	579,000

CASH, END OF PERIOD	$7,252,000	$910,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,000	$51,000
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Shares issued as deferred offering costs	$1,438,000	—
Cancellation of shareholder debt for the purchase of 2.2M shares of Common Stock Class B shares	242,000	—
Conversion of Series B Convertible Preferred stock to Common stock	$—	$476,000
Excess of exercise price of 1,045 warrants over fair value	$—	$478,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2020, included in our Annual Report on Form 10-K for the year ended June 30, 2020.

In the opinion of the management of Innovation Pharmaceuticals Inc., all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company,” “Innovation,” “we,” “us” or “our” mean Innovation Pharmaceuticals Inc.

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

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation, a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the three months ended September 30, 2020 and 2019.

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

We currently own all development and marketing rights to our products, other than the license rights granted to Alfasigma S.p.A. in July 2019 for the development, manufacturing and commercialization of locally-administered Brilacidin for UP/UPS. In order to successfully develop and market our products, we may have to partner with additional companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

2. Liquidity

As of September 30, 2020, the Company’s cash amounted to $7.3 million and current liabilities amounted to $6.6 million. The Company had expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. Our net losses incurred for the three months ended September 30, 2020 and 2019, amounted to $1.2 million and $1.6 million, respectively, and we had a working capital of approximately $0.7 million at September 30, 2020 and a working capital deficit of approximately $(1.2) million at June 30, 2020.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. As of September 30, 2020, the available balance is $27.1 million.

We anticipate that future budget expenditures will be approximately $10.3 million for the fiscal year ending June 30, 2021, including approximately $8.3 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2021 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings. There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the three months ended September 30, 2020 and 2019, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	September 30,
	2020	2019
Weighted average shares outstanding-basic	337,494,640	205,666,583
Dilutive options and restricted stock and warrants	—	—
Weighted average shares outstanding-diluted	337,494,640	205,666,583

Antidilutive securities not included:
Stock options	20,876,085	22,662,383
Stock options arising from convertible note payable and accrued interest	1,620,842	3,911,188
Restricted stock grants	116,786	1,729,288
Warrants	—	8,000,000
Convertible preferred stock	—	16,154,108
Total	22,613,713	52,456,967

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 681,054 shares of Class A common stock and 412,238 shares of Class B common stock held in treasury, purchased at a total cumulative cost of $239,000 as of September 30, 2020. There were 659,448 shares of Class A common stock held in treasury, purchased at a total cumulative cost of $146,000 as of June 30, 2020 (see Note 14. Equity Transactions to the condensed consolidated financial statements).

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

On July 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Beginning with the adoption of ASU 2018-07 options granted to our consultants are accounted for in the same manner as options issued to employees.

Awards with service-based vesting conditions only – Expense recognized on a straight-line basis over the requisite service period of the award.

Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis over the requisite service period basis until a higher performance-based condition is met, if applicable.

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	September 30, 2020	June 30, 2020

Purchased Patent Rights- Brilacidin, and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,211,000	1,208,000
		5,437,000	5,434,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,145,000)	(2,069,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(323,000)	(305,000)
Total		$2,969,000	$3,060,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2020 and 2019 was approximately $94,000 and $93,000, respectively.

At September 30, 2020, the future amortization period for all patents was approximately 5.0 years to 16.75 years. Future estimated amortization expenses are approximately $281,000 for the year ending June 30, 2021, $375,000 for each year from 2022 to 2025, and a total of $1,189,000 for the year ending June 30, 2026 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2020	June 30, 2020

Accrued research and development consulting fees	$40,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	41,000	11,000

Total	$89,000	$59,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2020	June 30, 2020

Accrued salaries - related parties	$2,247,000	$2,647,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued salaries – others	154,000	279,000
Accrued salaries – employee	—	91,000
Withholding tax - payroll	42,000	68,000

Total	$2,573,000	$3,215,000

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

The Company generated revenue of $0 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Revenue during the three months ended September 30, 2019 represented the initial non-refundable payment of $0.4 million received from Alfasigma.

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

The Company determined that the operating lease right-of-use asset is fully impaired on September 30, 2019. As such, the Company recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since September 30, 2019. The Company vacated the leased office space in December 2019, and in January 2020 the Company initiated a lawsuit against the lessor relating to an automatic extension of the lease for the office space and related matters (See Note 9. Commitments and Contingencies).

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$24,000
Variable lease cost	3,000
$27,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2020	$56,000
Weighted average remaining lease term – operating leases (in years)	3.00
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2020
Operating leases
Short-term operating lease liabilities	$144,000
Long-term operating lease liabilities	379,000

Total operating lease liabilities	$523,000

The following table provides maturities of the Company’s lease liabilities at September 30, 2020 as follows:

Operating Leases
Fiscal Year Ending June 30,

2021	$167,000
2022	223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	673,000
Less: Imputed interest/present value discount	(150,000)

Present value of lease liabilities	$523,000

Operating lease cost for the three months ended September 30, 2020 was approximately $27,000. Rent expense under this operating lease agreement for the three months ended September 30, 2019 was approximately $37,000.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $4.2 million to contract research organizations as of September 30, 2020. Expenses are recognized when services are performed by the contract research organizations.

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

All of the above disputed invoices were reflected as current liabilities as of September 30, 2020.

10. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At September 30, 2020 and June 30, 2020, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

On September 8, 2020, the Company issued 1,787,762 shares of Class B common shares (net of 412,238 shares of Class B common shares withheld to satisfy taxes) at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $242,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

As of September 30, 2020 and June 30, 2020, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,580,000 and $1,822,000, respectively.

As of September 30, 2020 and June 30, 2020, the balance of accrued interest payable was $41,000 and $11,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other).

As of September 30, 2020 and June 30, 2020, the total outstanding balances of principal and interest were approximately $1,621,000 and $1,833,000, respectively.

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

13. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

Stock-based Compensation – Stock Options

2016 Equity Incentive Plan (the “2016 Plan”)

On February 23, 2020, the Board of Directors approved an amendment to Section 4.1 of the 2016 Plan to increase the annual limit on the number of awards under such Plan to outside directors from 250,000 to 1,500,000.

On June 30, 2016, the Board of Directors adopted the Company’s 2016 Plan. The 2016 Plan became effective upon adoption by the Board of Directors on June 30, 2016.

Up to 20,000,000 shares of the Company’s Class A common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan).

Stock Options

The fair value of options granted for the three months ended September 30, 2020 and 2019 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Three months ended September 30,
	2020	2019
Expected term (in years)	10	10
Expected stock price volatility	93.95 to 95.47%	92.21%
Risk-free interest rate	0.59 to 0.68%	1.50%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Statement of Operations for the three months ended September 30, 2020 and 2019 are as follows (rounded to nearest thousand):

	Three months ended September 30,
Stock-based compensation	2020	2019
Stock-based compensation – officers	—	189,000
Stock-based compensation – employees	19,000	38,000
Stock-based compensation – consultants	43,000	9,000
– included in Research and Development expenses	62,000	236,000

Exercise of options

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his 909,090 options, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement; see Note 11).

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his 909,090 options, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement; see Note 11).

On September 8, 2020, Mr. Ehrlich partially exercised an option to purchase 2.2 million shares of Class B common stockat the option exercise price of $0.11 per share, paid by the cancellation of debt to Mr. Ehrlich of $242,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement; see Note 11). The total taxable compensation to Mr. Ehrlich for the 2.2 million shares was approximately $90,223, based upon the closing stock price on September 4, 2020 of $0.21 a share. The Company issued 1,787,762 shares of Class B common shares (net share issuance amount) to Mr. Ehrlich. The remaining 412,238 shares of Class B common shares were withheld from Mr. Ehrlich for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

Forfeiture of options

Dr. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company on December 19, 2019. On February 17, 2020, all his 2,858,521 options he held were forfeited, representing the options he was granted since June 27, 2016 to September 1, 2019. The Company reversed the $251,000 of unvested options and shares that were expensed in the current year and prior years.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	3,540,826	$0.09	7.44	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(2,498,521)	$0.67	—	—
Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	272,987	$0.26	9.90	—
Exercised	(2,200,000)	$0.11	—	—
Forfeited/expired	—	$—	—	—
Outstanding at September 30, 2020	20,876,085	$0.19	1.82	$1,711,775
Exercisable at September 30, 2020	19,796,777	$0.19	1.51	$1,656,113
Unvested stock options at September 30, 2020	1,079,308	$0.18	7.58	$55,662

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2019	1,729,288	$0.51
Total shares granted	2,625,061	$0.11
Total shares vested	(2,637,561)	$0.29
Total shares forfeited	(1,600,001)	$0.22
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	-	$-
Total unvested shares outstanding atSeptember 30, 2020	116,786	$0.22

Scheduled vesting for outstanding restricted stock awards at September 30, 2020 is as follows:

	Year Ending June 30,
	2022	2023	2024	Total

Scheduled vesting	58,394	38,928	19,464	116,786

As of September 30, 2020, there was approximately $25,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $14,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 2.16 years

Stock Warrants Outstanding

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

On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock. All 400 shares of preferred stock were issued from May 2029 to September, 2019.

On December 26, 2019, the Company extended the termination date for each series of warrants to December 31, 2021 and decreased the exercise price for each series of warrants to $850.00 per share of preferred stock. The warrants modification expense of $1,212,000 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.05 per share, which was the market price on December 26, 2019. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

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

During the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2020, the Company issued all 10,500 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $9.43 million. As of September 30, 2020 and June 30, 2020, all Series 1-4 warrants to purchase shares of Series B preferred stock were exercised, and no Series 1-4 warrants were outstanding.

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

All 8,000,000 warrants to purchase shares of the Company’s common stock were exercised at an exercise price of $0.38 per share on June 18, 2020 and June 23, 2020.

14. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. The amortized amount of approximately $0.1 million was recorded to additional paid-in capital for the quarter ended September 30, 2020. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $1.3 million at September 30, 2020.

During the period from July 31, 2020 to September 30, 2020, the Company generated proceeds of approximately $2.9 million under this 2020 Agreement with Aspire Capital from the sale of approximately 13.5 million shares of its common stock. As of September 30, 2020, the available balance under the new equity line agreement was approximately $27.2 million.

Class B Common Stock

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich, the Company’s Chairman and CEO, for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price

On September 8, 2020, the Company issued 2.2 million shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $242,000 to satisfy the exercise price (See Note 11. Convertible Note Payable to the consolidated financial statements).

As of September 30, 2020 and June 30, 2020, the total issued number of Class B common stock were 4,018,180 shares and 1,818,180 shares, respectively, and the total outstanding number of Class B common stock were 3,605,942 shares and 1,818,180 shares, respectively.

As of September 30, 2020 and June 30, 2020, the total number of treasury shares of Class B common stockwere 412,238 shares and 0 shares, respectively.

Class A Common Stock

On February 23, 2020, the Company issued 500,000 options each to our Chairman and CEO and two other Board members (see Note 13) and the Company also issued 500,000 shares of Class A common stock each to our Chairman and CEO and two other Board members, which shares were vested on February 24, 2020. During the year ended June 30, 2020, the Company recorded approximately $237,000 of stock-based compensation expense to our Chairman and CEO and two other Board members including approximately $102,000 of stock option expense and $135,000 of stock awards.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of $0 and $102,000 under Other (income) expense in the accompanying consolidated Statements of Operations for the three months ended September 30, 2020 and 2019, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock up to June 30, 2020. The total dividends of approximately $0 and $20,000 are treated as interest expense – preferred stock during the three months ended September 30, 2020 and 2019, respectively. The balance of unpaid dividends of $13,000 was included at accrued dividend under current liabilities as of September 30, 2020 and June 30, 2020.

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

Warrants

See Note 13 for a description of the Series 1-4 warrants issued in connection with the preferred stock. No Series 1-4 warrants were outstanding as of September 30, 2020 and June 30, 2020.

Conversion of preferred stock to common stock

During the three months ended September 30, 2020 and 2019, the two preferred stockholders converted 0 shares and 890 shares of Series B preferred stock into 9.0 million shares of common stock, respectively.

As of September 30, 2020 and June 30, 2020, there was no Series B 5% convertible preferred stock was outstanding.

Treasury Stock

During the three months ended September 30, 2020 and 2019, the Company withheld 21,606 and 431,230 shares of Class A common stock upon the vesting of restricted shares for the payment of payroll taxes to federal and state taxing authorities. In addition, during the three months ended September 30, 2020, the Company withheld 412,238 shares of Class B common stock following the exercise of an option for the payment of payroll taxes to the Federal and State taxing authorities. No shares of Class B common stock were withheld during the three months ended September 30, 2019.All of the foregoing shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

There were 681,054 shares of Class A common stock and 412,238 shares of Class B common stock held in treasury, purchased at a total cumulative cost of $239,000 as of September 30, 2020.

There were 659,448 shares of Class A common stock held in treasury, purchased at a total cumulative cost of $146,000 as of June 30, 2020.

15. Subsequent Events

Equity Transactions

From October 1, 2020 to November 16, 2020, the Company has generated additional proceeds of approximately $1.4 million under the 2020 Agreement with Aspire Capital from the sale of 7 million shares of its common stock.

On October 2, 2020, Mr. Ehrlich exercised 909,090 options to purchase 909,090 shares of Class B common stock at the option exercise price of $0.11 per share. Mr. Ehrlich paid for this exercise of his option by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price. The total taxable compensation to Mr. Ehrlich for these 909,090 shares was approximately $86,000 based upon the closing stock price on October 2, 2020 of $0.21 a share. The Company issued 727,994 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 181,096 shares of Class B common stock were withheld from Mr. Ehrlich for the payment of payroll taxes to the Federal and State taxing authorities and these shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

The Company has evaluated events subsequent to September 30, 2020 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

Management’s Plan of Operation

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with anti-infective, oncology, anti-inflammatory and dermatology, applications. The Company owns the rights to Brilacidin, our lead drug in a new class of compounds called defensin-mimetics, and Kevetrin (thioureidobutyronitrile), our anti-cancer compound.

Recent Developments

Brilacidin is being studied by the Company, as well as other independent researchers, as a potential therapeutic for the treatment of the novel coronavirus (SARS-CoV-2), which is responsible for COVID-19.

On August 26, 2020, Dr William F. DeGrado, a discoverer of Brilacidin, joined the Company as a Scientific Advisor.

On October 2, 2020, the Company relayed that the FDA had granted a pre-IND meeting for the study of Brilacidin for the treatment of COVID-19.

On October 30, 2020, the Company released details regarding research conducted at the U.S. Regional Biocontainment Laboratory located at George Mason University demonstrating Brilacidin’s COVID-19 treatment potential. Public release of the information was disclosed via a preprint, prior to formal peer review submission.

On November 2, 2020, the Company confirmed receipt of pre-IND responses from FDA on the study of Brilacidin for the treatment of COVID-19. The feedback will be incorporated into the clinical trial protocol ahead of IND submission. The clinical trial is anticipated to commence during the fourth quarter of calendar 2020.

Business Development and Licensing

The Company is actively engaged in business development and licensing initiatives with multiple specialty and global pharmaceutical companies. From time to time, the Company may be party to various indications of interest and term sheets and participate in preliminary discussions and negotiations regarding potential licensing or partnership arrangements. It remains the Company’s primary objective to complete licensing deals, territorial and/or global, to provide access to non-dilutive capital to advance clinical assets forward in the most expeditious and cost-effective manner. The Company can make no assurance that partnerships will occur but is committed toward executing on these potential alliance and partnership opportunities.

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

On July 22, 2020, the Company and Fox Chase Chemical Diversity Center, Inc. (“FCCDC”) amended an earlier collaborative research agreement related to antifungal drug discovery work to which the Company had rights. In exchange for a six (6) percent fee tied to all potential future proceeds, the Company granted FCCDC all discovery, intellectual property and commercialization rights related to its share of their joint antifungal drug program.

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

The Company devotes most of its efforts and resources on Brilacidin, which is in clinical development. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Set forth below is an overview of our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Quarterly Report on Form 10-Q:

Brilacidin

COVID-19 — Due to the global COVID-19 pandemic, the Company was approached by a number of organizations to research Brilacidin against the novel coronavirus. Material Transfer Agreements were signed with two academic institutions that operate Biosafety Level 3 Laboratories (BSL 3). Brilacidin drug substance (Brilacidin tetrahydrochloride) was provided for antiviral research.

The research data demonstrate that Brilacidin exerts potent inhibition of SARS-CoV-2 and thus supports Brilacidin as a promising COVID-19 drug candidate. Also of note, Brilacidin has demonstrated excellent synergistic antiviral activity when combined with remdesivir.

Research Highlights:

•	Brilacidin potently inhibits SARS-CoV-2 in an ACE2 positive human lung cell line.
•	Brilacidin achieved a high Selectivity Index of 426 (CC50=241μM/IC50=0.565μM).
•	Brilacidin’s main mechanism appears to disrupt viral integrity and impact viral entry.
•	Brilacidin and remdesivir exhibit excellent synergistic activity against SARS-CoV-2.

In a broader context, demonstration of Brilacidin’s direct antiviral activity against the SARS-CoV-2 virus, supports the drug’s unique 3-in-1 therapeutic potential—antiviral, anti-inflammatory, antimicrobial—to treat COVID-19 and its associated complications.

Given the safety and efficacy data already known about Brilacidin from pre-clinical and clinical studies utilizing multiple routes of administration, a Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 is being planned, with a trial initiation targeted for the fourth quarter of calendar year 2020. The Company filed a pre-IND meeting request with the US FDA for the study of Brilacidin for the treatment of COVID-19. FDA feedback has been received and the Company is now finalizing the Phase 2 clinical protocol, and anticipates submitting a US IND application in November 2020 for its planned Phase 2, randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of Brilacidin in COVID-19 hospitalized patients. Target enrollment is 120 patients. Contract Research Organizations have been secured to expedite trial enrollment, with many clinical sites expressing interest in participating in the study.

Partnering opportunities with industry and academic partners are ongoing regarding the COVID-19 program. The Company through discussions with industry, academic consultants, and potential partners will also explore investigation of treatment with Brilacidin by inhaled administration for the prevention of COVID-19 infection.

The Company is collaborating with a Regional Biocontainment Laboratory (RBL) for federal grants to fund continued research on Brilacidin as a treatment for SARS-CoV2. An earlier grant application was unsuccessful. At the time of that grant filing deadline, the only research data available was limited to non-human Vero cells. Subsequent to the filing, human cell line experiments were completed and the data is now available. Additional grant applications incorporating the new data are planned for submission before the end of 2020.

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

Our oral program development will be supported by a modified release oral capsule formulation now in development. Regulatory approval will be sought to initiate a proposed placebo-controlled Phase 2 clinical trial in UC patients, targeted to begin in the first half of calendar year 2021 once drug supply is available.

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

Expenditures on Brilacidin were $0.3 million and $0.2 million during the quarters ended September 30, 2020 and 2019, respectively.

For Brilacidin overall, we see significant potential in treatment of COVID-19 (by the IV route), and in treatment of Oral Mucositis (by oral rinse) and IBD (by oral capsule). The available clinical data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

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

Expenditures on Kevetrin were insignificant during the both quarters ended September 30, 2020 and 2019.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Significant Accounting Policies and Recent Accounting Pronouncements, to the financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

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

For the three months ended September 30, 2020 and 2019

Revenue

We generated revenue of $0 and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Revenue during the three months ended September 30, 2019 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).

We incurred operating expenses of approximately $1.1 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2020 vs. 2019
	2020	2019	$	%

Clinical studies and development research	$298,000	$290,000	8,000	3%
Officers’ payroll and payroll tax expenses related to R&D Department	-	114,000	(114,000)	-100%
Employees payroll and payroll tax expenses related to R&D Department	70,000	70,000	-	0%
Stock-based compensation - officers	-	189,000	(189,000)	-100%
Stock-based compensation - employees	19,000	38,000	(19,000)	-50%
Stock-based compensation - consultants	43,000	9,000	34,000	378%
Depreciation and amortization expenses	94,000	93,000	1,000	1%
Total	$524,000	$803,000	(279,000)	-35%

Officers’ payroll decreased during the three months ended September 30, 2020 because the Company’s President and Chief Medical Officer resigned on December 19, 2019, which led to the decrease in officers’ payroll during the quarter ended September 30, 2020.

Stock-based compensation - officers decreased during the three months ended September 30, 2020because of the resignation of our President and Chief Medical Officeron December 19, 2019, resulting in no compensation expense in the current year period, compared to compensation expense of $189,000 in the prior year period relating to equity awards granted in 2018 and 2019.

Stock-based compensation - employees decreased during the three months ended September 30, 2020 due to valuation of stock awards vesting being lower to employees during the quarter ended September 30, 2020 compared with the same period in 2019.

Stock-based compensation - consultants increased during the three months ended September 30, 2020 due to more stock awards were granted to consultants during the quarter ended September 30, 2020 compared with the same period in 2019.

Our research and development expenses include costs related to preclinical and clinical trials, outsourced services and consulting, officers’ payroll and related payroll tax expenses, other wages and related payroll tax expenses, stock-based compensation, depreciation and amortization expenses. Clinical studies and development expenses may increase in future reporting periods depending on the Company’s current and future financial liquidity.We manage our proprietary programs based on scientific data and achievement of research plan goals. Our scientists record their time to specific projects when possible; however, many activities occurring simultaneously benefit multiple projects and cannot be readily attributed to a specific project. Accordingly, the accurate assignment of time and costs to a specific project is difficult and may not give a true indication of the actual costs of a particular project. As a result, we do not report costs on an individual program basis.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2020 vs. 2019
	2020	2019	$	%

Insurance and health expense	$118,000	$128,000	(10,000)	(8)%
Rent and utility expense	27,000	59,000	(32,000)	(54)%
Other G&A	119,000	78,000	41,000	53%
Total	$264,000	$265,000	(1,000)	-%

General and administrative expenses slightly decreased during the three months ended September 30, 2020 primarily related to the decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2020 vs. 2019
	2020	2019	$ %

Officers’ payroll and payroll tax expenses	$127,000	$118,000	9,000	8%

Officers’ payroll and payroll tax expenses for the Company slightly increased during the three months ended September 30, 2020.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2020 vs. 2019
	2020	2019	$ %

Audit, legal and professional fees	$214,000	155,000	59,000	38%

Professional fees increased during the three months ended September 30, 2020 primarily related to increase in legal fees and other professional fees in 2020.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Three months ended		Change
	September 30,		2020 vs. 2019
	2020	2019	$	%

Interest expense – debt	(44,000)	(48,000)	(4,000)	-%
Interest expense – preferred stock liability	-	(20,000)	(20,000)	-%
Change in fair value – Series B preferred stock	-	102,000	102,000	-%
Impairment expense of operating lease	-	(643,000)	(643,000)	-%
Other Income (Expense), net	$(44,000)	$(609,000)	$(565,000)	1177%

There was a decrease in interest expenses paid on the note payable – related party, because the decrease in the note payable due to the Company’s Chairman and CEO in the quarter ended September 30, 2020 compared to the prior year period (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was a decrease in interest expense – preferred stock liability and change in fair value – Series B preferred stock because no shares of Series B preferred stock were outstanding in the three months ended September 30, 2020.

There was a decrease in impairment expense of operating lease of approximately $643,000, related to the operating lease right-of-use asset associated with the office space vacated by the Company in December 2019 (see Note 8 – Operating Leases to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $1.2 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of September 30, 2020, we had approximately $7.3 million in cash compared to $6.0 million of cash as of June 30, 2020, and as of the date of this filing, we have approximately $7.2 million in cash. We currently anticipate that future budget expenditures will be approximately $10.3 million for the fiscal year ending June 30, 2021, including approximately $8.3 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2021 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in this report and in other reports we filed with the SEC.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures (rounded to nearest thousand):

	Three Months Ended		Change
	September 30,		Increase/
	2020	2019	(Decrease)
			%
Net cash used in operating activities	$(1,521,000)	$(620,000)	145%
Net cash used in investing activities	(3,000)	(21,000)	(86)%
Net cash provided by financing activities	2,758,000	972,000	184%
Net increase in cash	$1,234,000	$331,000	273%

The increase in net cash used in operating activities of $0.9 million versus the prior-year three-month period was mainly due to revenue of $0.4 million in 2019representing an initial non-refundable payment from the exclusive license agreement signed with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements) compared to no revenue in the current year period, and high payroll taxes in the current year period, partially offset by less spending for research and development expenses in the current year period.

Investing activities

The decrease in net cash used in investing activities versus the prior-year three-month period was due to adecrease in patent costs.

Financing activities

During the three months ended September 30, 2020 and 2019, our total net financing activities provided cash of $2.8 million and $1.0 million, respectively.

During the three months ended September 30, 2020, we raised approximately $2.9 million in net cash proceeds, from sale of common stock to Aspire, offset by purchase of treasury stock of $0.1 million.

During the three months ended September 30, 2019, we raised approximately $1.0 million in net cash proceeds, from issuance of Series B preferred stock and exercise of warrants, offset by purchase of treasury stock of $0.1 million.

Requirement for Additional Working Capital

The Company, contingent on its future sale of its securities, plans to incur total expenses of approximately $10.3 million for the next 12 months, including approximately $8.3 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $30 million, of which approximately $25.7 million remains as of the date of this filing. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume, will not prevent the Company from funding its working capital requirements for the next 12 months from the date of this filing.

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

Equity Transactions

From October 1, 2020 to November 16, 2020, the Company has generated additional proceeds of approximately $1.4 million under the 2020 Agreement with Aspire Capital from the sale of 7 million shares of its common stock.

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

As of September 30, 2020, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2020, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 in the accompanying consolidated financial statements.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2020 through July 31, 2020	—	$—	—	N/A
August 1, 2020 through August 31, 2020	—	$—	—	N/A
September 1, 2020 through September 20, 2020	21,606	$0.21	—	N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

4.1	Registration Rights Agreement, dated as of July 31, 2020, between the Company and Aspire Capital Fund, LLC	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on August 4, 2020

10.1	Common Stock Purchase Agreement, dated as of July 31, 2020, between the Company and Aspire Capital Fund, LLC	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on August 4, 2020

31.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: November 16, 2020	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

