Form 10-Q
period 2020-12-31
Innovation Pharmaceuticals Inc.
filed 2021-02-22
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	418,069,575
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended December 31, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND JUNE 30, 2020

(Unaudited)

(Rounded to nearest thousand except for shares data)

	December 31,	June 30,
	2020	2020
ASSETS
Current Assets:
Cash	$8,193,000	$6,018,000
Prepaid expenses and other current assets	84,000	92,000
Total Current Assets	8,277,000	6,110,000
Other Assets:
Patent costs - net	2,915,000	3,060,000
Deferred offering costs	1,138,000	—
Security deposit	78,000	78,000
Total Other Assets	4,131,000	3,138,000
Total Assets	$12,408,000	$9,248,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,498,000, respectively)	$1,982,000	$2,043,000
Accrued expenses - (including related party accruals of approx. $71,000 and $19,000, respectively)	494,000	59,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,977,000 and $2,777,000, respectively)	2,611,000	3,215,000
Operating lease - current liability	151,000	138,000
Note payable - related party	1,457,000	1,822,000
Accrued dividend - Series B 5% convertible preferred stock	22,000	13,000
Loan payable	79,000	79,000
Total Current Liabilities	6,796,000	7,369,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 1,870 and 0 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	1,838,000	—
Operating lease - long term liability	338,000	417,000
Total Liabilities	8,972,000	7,786,000
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 367,984,689 shares and 329,829,992 shares issued as of December 31, 2020 and June 30, 2020, respectively, 359,468,633 shares and 329,170,544 shares outstanding as of December 31, 2020 and June 30, 2020, respectively.	36,000	33,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 18,000,000 shares and 1,818,180 shares issued, and 15,641,463 shares and 1,818,180 shares outstanding as of December 31, 2020 and June 30, 2020, respectively	2,000	—
Additional paid-in capital	114,243,000	102,819,000
Accumulated deficit	(108,591,000)	(101,244,000)
Treasury Stock, at cost (10,874,593 shares and 659,448 shares as of December 31, 2020 and June 30, 2020, respectively)	(2,254,000)	(146,000)
Total Stockholders’ Equity	3,436,000	1,462,000
Total Liabilities and Stockholders’ Equity	$12,408,000	$9,248,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED

DECEMBER 31, 2020 AND 2019

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$400,000

Operating expenses:
Research and development expenses	2,971,000	806,000	3,495,000	1,609,000
General and administrative expenses	231,000	354,000	495,000	619,000
Officers’ payroll and payroll tax expenses	125,000	118,000	252,000	236,000
Professional fees	112,000	67,000	326,000	222,000

Total operating expenses	3,439,000	1,345,000	4,568,000	2,686,000

Net Loss from operations	(3,439,000)	(1,345,000)	(4,568,000)	(2,286,000)

Other income (expense)
Other income	—	—	—	—
Interest expense – debt	(38,000)	(48,000)	(82,000)	(96,000)
Interest expense – preferred stock liability	(2,697,000)	(20,000)	(2,697,000)	(40,000)
Change in fair value of preferred stock	—	—	—	102,000
Warrants modification expense	—	(1,212,000)	—	(1,212,000)
Impairment expense of operating lease	—	—	—	(643,000)
Other expense, net	(2,735,000)	(1,280,000)	(2,779,000)	(1,889,000)

Loss before provision for income taxes	(6,174,000)	(2,625,000)	(7,347,000)	(4,175,000)
Provision for income taxes	—	—	—	—

Net loss	$(6,174,000)	$(2,625,000)	$(7,347,000)	$(4,175,000)

Basic and diluted loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares	355,280,189	214,073,575	346,387,415	209,925,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three and Six Months Ended December 31, 2019

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2019	202,631,923	$21,000	909,090	$—	$90,537,000	$(94,596,000)	228,218	$(91,000)	$(4,129,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	65,000	—	—	—	65,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	124,000	—	—	—	124,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	28,000	—	—	—	28,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.43	—	—	—	—	6,000	—	—	—	6,000
Shares issued to consultant for services at $0.43 - $0.73	—	—	—	—	3,000	—	—	—	3,000
Issuance of 12,500 shares to Consultant	12,500	—	—	—	—	—	—	—	—
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(421,611)	—	—	—	—	—	421,611	(54,000)	(54,000)
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(9,619)	—	—	—	—	—	9,619	(1,000)	(1,000)
Conversion of 890 preferred stocks to 9,030,870 common stock	9,030,870	1,000	—	—	475,000	—	—	—	476,000
Excess of exercise price of 1,045 warrants over fair value	—	—	—	—	478,000	—	—	—	478,000
Net loss for the 3 months ended 9/30/2019	—	—	—	—	—	(1,550,000)	—	—	(1,550,000)
Balance at September 30, 2019	212,369,124	$22,000	909,090	$—	$91,726,000	$(96,146,000)	659,448	$(146,000)	$(4,544,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	37,000	—	—	—	37,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	71,000	—	—	—	71,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	16,000	—	—	—	16,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	6,000	—	—	—	6,000
Stock options issued to consultant for services at $0.43	—	—	—	—	6,000	—	—	—	6,000
Shares issued to consultant for services at $0.43 - $0.73	—	—	—	—	2,000	—	—	—	2,000
Conversion of 291 preferred stocks to 6,182,539 common stock	6,182,539	—	—	—	156,000	—	—	—	156,000
Excess of exercise price of 147 warrants over fair value	—	—	—	—	46,000	—	—	—	46,000
Warrants Modification expense	—	—	—	—	1,212,000	—	—	—	1,212,000
Net loss for the 3 months ended 12/31/2019	—	—	—	—	—	(2,625,000)	—	—	(2,625,000)
Balance at December 31, 2019	218,551,663	$22,000	909,090	$—	$93,278,000	$(98,771,000)	659,448	$(146,000)	$(5,617,000)

For the Three and Six Months Ended December 31, 2020

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2020	329,170,544	$33,000	1,818,180	$—	$102,819,000	$(101,244,000)	659,448	$(146,000)	$1,462,000

Shares sold to Aspire Capital under 2020 Agreement at $0.20 - $0.22 range	13,500,000	1,000	—	—	2,850,000	—	—	—	2,851,000
Shares issued as commitment fee of $1,438,000 on 7/31/2020 at $0.23, net of amortization of offering costs of $120,000	6,250,000	1,000	—	—	1,317,000	—	—	—	1,318,000
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	5,000	—	—	—	5,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	14,000	—	—	—	14,000
Stock options issued to consultant for services at $0.14 to $0.32	—	—	—	—	43,000	—	—	—	43,000
Purchase of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	—	—	2,200,000	—	242,000	—	—	—	242,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(412,238)	—	—	—	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(21,606)	—	—	—	—	—	21,606	(3,000)	(3,000)
Net loss for the three months ended 9/30/2020	—	—	—	—	—	(1,173,000)	—	—	(1,173,000)
Balance at September 30, 2020	348,957,332	$35,000	3,605,942	$—	$107,290,000	$(102,417,000)	1,093,292	$(239,000)	$4,669,000

Shares sold to Aspire under 2020 Agreement at $0.20 - $0.22 range	9,000,000	1,000	—	1,000	1,570,000	—	—	—	1,572,000
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	4,000	—	—	—	4,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.14 to $0.43	—	—	—	—	17,000	—	—	—	17,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B & 181,096 shares were withheld for tax purposes as Treasury shares	—	—	909,090	—	100,000	—	—	—	100,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(181,096)	—	—	—	181,096	(37,000)	(37,000)
To record Series B Discount - Warrants	—	—	—	—	870,000	—	—	—	870,000
To record issuance costs Series 1 & 2 Warrants	—	—	—	—	(10,000)	—	—	—	(10,000)
To record beneficial conversion feature associated with the issuance of the 3,053 shares of Series B-2 preferred stock	—	—	—	—	1,793,000	—	—	—	1,793,000
Conversion of 1,183 preferred stocks into 9,346,303 common stocks	9,346,303	1,000	—	—	1,161,000	—	—	—	1,162,000
Cancellation of 6,980,583Class A shares to satisfy the purchase of 13,072,730 shares of Common Stock Class B	(6,980,583)	(1,000)	13,072,730	1,000	1,438,000	—	6,980,583	(1,438,000)	—
Shares were withheld for tax purposes as Treasury Shares	(854,419)	—	(1,765,203)	—	—	—	2,619,622	(540,000)	(540,000)
Net loss for the three months ended 12/31/2020 - unaudited	—	—	—	—	—	(6,174,000)	—	—	(6,174,000)
Balance at December 31, 2020	359,468,633	$36,000	15,641,463	$2,000	114,243,000	$(108,591,000)	10,874,593	$(2,254,000)	$3,436,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,347,000)	$(4,175,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	93,000	374,000
Amortization of patent costs	188,000	186,000
Depreciation of equipment	—	1,000
Interest expense-preferred stock	2,672,000	40,000
Change in fair value of preferred stock	—	(102,000)
Warrants modification expense	—	1,212,000
Impairment expense of operating lease	—	643,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	8,000	17,000
Accounts payable	(61,000)	158,000
Accrued expenses	435,000	35,000
Accrued officers’ salaries and payroll taxes	(604,000)	195,000
Operating lease liability	(66,000)	(28,000)
Note payable to officer	(23,000)	—

Net cash used in operating activities	(4,705,000)	(1,444,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(43,000)	(45,000)

Net cash used in investing activities	(43,000)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	4,603,000	—
Proceeds from issuance of preferred stocks and warrants, net of financing costs	2,990,000	—
Proceeds from exercise of warrants	—	1,152,000
Purchase of treasury stock	(670,000)	(55,000)

Net cash provided by financing activities	6,923,000	1,097,000

NET INCREASE (DECREASE) IN CASH	2,175,000	(392,000)

CASH, BEGINNING OF PERIOD	6,018,000	579,000

CASH, END OF PERIOD	$8,193,000	$187,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29,000	$66,000
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Shares issued as deferred offering costs	$1,438,000	$—
Cancellation of shareholder debt for the purchase of 3.1M shares of Common Stock Class B shares	$342,000	$—
Cancellation of 6,980,583 Class A shares for the purchase of 13,072,730 shares of Common Stock Class B	$1,438,000	$—
Conversion of Series B Convertible Preferred stock to Common stock	$1,162,000	$632,000
Excess of exercise price of warrants at $850-$950 over fair value of $535	$—	$524,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Basis of Presentation

Innovation Pharmaceuticals Inc. was incorporated on August 1, 2005 in the State of Nevada. Effective June 5, 2017, the Company amended its Articles of Incorporation and changed its name from Cellceutix Corporation to Innovation Pharmaceuticals Inc. On February 15, 2019, the Company formed IPIX Pharma Limited (“IPIX Pharma”), a wholly-owned subsidiary incorporated under the Companies Act 2014 of Ireland. IPIX Pharma is a Private Company Limited by Shares. The subsidiary is intended to serve as a key hub for strategic collaboration with European companies and medical communities in addition to providing cost-saving efficiencies and flexibility with respect to developing Brilacidin under European Medicines Agency standards.

The Company is a clinical stage biopharmaceutical company. The Company’s common stock is quoted on OTCQB, symbol “IPIX.”

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the six months ended December 31, 2020 and 2019.

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

We currently own all development and marketing rights to our products, other than the license rights granted to Alfasigma S.p.A. in July 2019 for the development, manufacturing and commercialization of locally-administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). In order to successfully develop and market our products, we may have to partner with additional companies. Prospective partners may require that we grant them significant development and/or commercialization rights in return for agreeing to share the risk of development and/or commercialization.

2. Liquidity

As of December 31, 2020, the Company’s cash amounted to $8.2 million and current liabilities amounted to $6.8 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. Our net losses incurred for the six months ended December 31, 2020 and 2019, amounted to $7.3 million and $4.2 million, respectively, and we had a working capital of approximately $1.5 million at December 31, 2020 and a working capital deficit of approximately $(1.3) million at June 30, 2020.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. As of December 31, 2020, the available balance was $25.3 million.

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

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the six months ended December 31, 2020 and 2019, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	December 31,
	2020	2019
Weighted average shares outstanding-basic	346,387,415	209,925,208
Dilutive options and restricted stock and warrants	—	—
Weighted average shares outstanding-diluted	346,387,415	209,925,208

Antidilutive securities not included:
Stock options	6,894,265	23,073,544
Stock options arising from convertible note payable and accrued interest	3,039,988	3,977,852
Restricted stock grants	116,786	1,716,788
Warrants	—	8,000,000
Convertible preferred stock	13,645,945	35,265,306
Total	23,696,984	72,033,490

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of December 31, 2020. There were 659,448 shares of Class A common stock held in treasury, purchased at a total cumulative cost of $146,000 as of June 30, 2020 (see Note 14. Equity Transactions to the condensed consolidated financial statements).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants, is recorded at its acquisition cost and these shares are not considered outstanding.

Revenue Recognition

On July 1, 2019, the Company adopted the new accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of July 1, 2019. The adoption of ASC 606 did not have an impact on the Company’s consolidated financial statements or cash flows, for the Company had no revenue and no contracts which were not completed as of July 1, 2019.

The Company has acquired and further developed license rights to Functional Intellectual Property (“functional IP”) that it licenses to customers for defined license periods. A functional IP license is a license to intellectual property that has significant standalone functionality that does not include supporting or maintaining the intellectual property during the license period. The Company’s patented drug formulas have significant standalone functionality in their abilities to treat a disease or condition. Further, there is no expectation that the Company will undertake any activities to change the functionality of the drug formulas during the license periods (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	December 31, 2020	June 30, 2020

Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,252,000	1,208,000
		5,478,000	5,434,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,221,000)	(2,069,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(342,000)	(305,000)
Total		$2,915,000	$3,060,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended December 31, 2020 and 2019 was approximately $94,000 and $93,000, respectively and was approximately $188,000, and $186,000 for the six months ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the future amortization period for all patents was approximately 4.68 years to 16.75 years. Future estimated amortization expenses are approximately $189,000 for the year ending June 30, 2021, $377,000 for each year from 2022 to 2025, and a total of $1,218,000 for the year ending June 30, 2026 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2020	June 30, 2020

Accrued research and development consulting fees	$423,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	63,000	11,000

Total	$494,000	$59,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2020	June 30, 2020

Accrued salaries - related parties	$1,847,000	$2,647,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued salaries – others	24,000	279,000
Accrued salaries – employee	—	91,000
Withholding tax - payroll	610,000	68,000

Total	$2,611,000	$3,215,000

7. Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has not commenced a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

The Company generated revenue of $0 million and $0.4 million for the six months ended December 31, 2020 and 2019, respectively. Revenue during the six months ended December 31, 2019 represented the initial non-refundable payment of $0.4 million received from Alfasigma.

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

The Company determined that the operating lease right-of-use asset was fully impaired on December 31, 2019. As such, the Company recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since December 31, 2019. The Company vacated the leased office space in December 2019, and in January 2020 the Company initiated a lawsuit against the lessor relating to an automatic extension of the lease for the office space and related matters (See Note 9. Commitments and Contingencies).

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended December 31, 2020
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$46,000
Variable lease cost	6,000
$52,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 31, 2020	$112,000
Weighted average remaining lease term – operating leases (in years)	2.75
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2020
Operating leases
Short-term operating lease liabilities	$151,000
Long-term operating lease liabilities	338,000

Total operating lease liabilities	$489,000

The following table provides maturities of the Company’s lease liabilities at December 31, 2020 as follows:

Operating Leases
Fiscal Year Ending June 30,

2021	$111,000
2022	223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	617,000
Less: Imputed interest/present value discount	(128,000)

Present value of lease liabilities	$489,000

Operating lease cost for the three months and the six months ended December 31, 2020 was approximately $27,000 and $52,000. Operating lease cost for the three months and the six months ended December 31, 2019 was approximately $28,000 and $84,000, respectively.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $6.6 million to contract research organizations as of December 31, 2020. Expenses are recognized when services are performed by the contract research organizations.

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

All of the above disputed invoices were reflected as current liabilities as of December 31, 2020

10. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At December 31, 2020 and June 30, 2020, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

As of December 31, 2020 and June 30, 2020, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,457,000 and $1,822,000, respectively.

As of December 31, 2020 and June 30, 2020, the balance of accrued interest payable was $63,000 and $11,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other).

As of December 31, 2020 and June 30, 2020, the total outstanding balances of principal and interest were approximately $1,520,000 and $1,833,000, respectively.

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

Stock Options

The fair value of options granted for the six months ended December 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Six months ended December 31,
	2020	2019
Expected term (in years)	10	10
Expected stock price volatility	93.95 to 95.47%	92.21%
Risk-free interest rate	0.59 to 0.68%	1.50%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and six months ended December 31, 2020 and 2019 are as follows (rounded to nearest thousand):

	Three months ended December 31		Six months ended December 31
Stock-based compensation	2020	2019	2020	2019
Stock-based compensation – officers	$13,000	$109,000	$32,000	$298,000
Stock-based compensation – employees	-	22,000	-	60,000
Stock-based compensation – consultants	18,000	7,000	61,000	16,000
– included in Research and Development expenses	$31,000	$138,000	$93,000	$374,000

Exercise of options

There was no exercise of options to purchase Class A common stock during the six months ended December 31, 2020 and 2019. The details of exercise of options to purchase Class B common stock were disclosed at 14. Equity Transactions.

Forfeiture of options

Dr. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company on December 19, 2019. On February 17, 2020, all 2,858,521 options he held were forfeited, representing the options he was granted since June 27, 2016 to September 1, 2019. The Company reversed the $251,000 of unvested options and shares that were expensed in the current year and prior years.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	3,540,826	$0.09	7.44	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(2,498,521)	$0.67	—	—
Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	272,987	$0.26	9.64	—
Exercised	(2,200,000)	$0.11	—	—
Forfeited/expired	(13,981,820)	$0.11	—	—
Outstanding at December 31, 2020	6,894,265	$0.36	4.77	$313,593
Exercisable at December 31, 2020	5,814,957	$0.39	4.29	$257,931
Unvested stock options at December 31, 2020	1,079,308	$0.18	7.32	$55,662

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2019	1,729,288	$0.51
Total shares granted	2,625,061	$0.11
Total shares vested	(2,637,561)	$0.29
Total shares forfeited	(1,600,001)	$0.22
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	-	$-
Total unvested shares outstanding at December 31, 2020	116,786	$0.22

Scheduled vesting for outstanding restricted stock awards at December 31, 2020 is as follows:

	Year Ending June 30,
	2022	2023	2024	Total

Scheduled vesting	58,394	38,928	19,464	116,786

As of December 31, 2020, there was approximately $21,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $12,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.99 years

Stock Warrants Outstanding

Warrants to Purchase 5% convertible preferred stock

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

On May 9, 2019, the Company entered into a warrant restructuring and additional issuance agreement (the “Issuance Agreement”) with the holders of the Series B preferred stock and warrants pursuant to which the Company issued an additional 100 shares of Series B preferred stock and Series 4 warrants to purchase an additional 2,500 shares of preferred stock, and the holders of the Series B preferred stock and warrants agreed to exercise warrants to purchase up to $2.0 million of Series B preferred stock through November 2019 subject to the conditions set forth in the Issuance Agreement. The Series 4 warrant entitles the holder thereof to purchase 2,500 shares of preferred stock at $982.50 per share for approximately $2.5 million in aggregate exercise price, for a period of up to nine months following issuance. In addition, the Company extended the termination date for the Series 1 warrants by six months, and agreed to issue one additional share of preferred stock to the Series B investors for each five shares issued upon the exercise of the existing warrants or Series 4 warrants through November 9, 2019, up to a maximum of 400 shares of preferred stock. All 400 shares of preferred stock were issued from May 2019 to September, 2019.

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

During the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2020, the Company issued all 10,500 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $9.43 million. As of December 31, 2020 and June 30, 2020, all Series 1-4 warrants to purchase shares of Series B preferred stock were exercised, and no Series 1-4 warrants were outstanding.

Warrants to Purchase Common Stock

On June 28, 2018, the Company entered into a Securities Purchase Agreement with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which the Company agreed to sell up to $7.0 million of shares of the Company’s Class A common stock to Aspire Capital, without an underwriter or placement agent. The Company issued to Aspire Capital warrants to purchase 8,000,000 shares of its common stock exercisable for 5 years at an exercise price of $0.38 per share. The warrants were recorded within stockholders’ deficiency. The fair value of the warrants issued on June 28, 2018 was estimated on the date of issuance using the Black-Scholes-Merton Model. The value of the warrants issued was approximately $1.7 million. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	2.73%
Average expected life-years	5
Expected volatility	52.77%
Expected dividends	0%

All 8,000,000 warrants to purchase shares of the Company’s common stock were exercised at an exercise price of $0.38 per share on June 18, 2020 and June 23, 2020.

14. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. The amortized amount of approximately $0.1 million was recorded to additional paid-in capital for the six months ended December 31, 2020. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $1.3 million at December 31, 2020.

During the period from July 31, 2020 to December 31, 2020, the Company generated proceeds of approximately $4.6 million under this 2020 Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. As of December 31, 2020, the available balance under the new equity line agreement was approximately $25.4 million.

Class B Common Stock

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price

On September 8, 2020, Mr. Ehrlich exercised 2.2 million options to purchase 2.2 million shares of Class B common stock at the option exercise price of $0.11 per share. Mr. Ehrlich paid for this exercise of his option by the cancellation of debt to Mr. Ehrlich of $242,000 to satisfy the exercise price (See Note 11. Convertible Note Payable to the consolidated financial statements). The Company issued 1,787,762 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 412,238 shares of Class B common stock were withheld from Mr. Ehrlich for the payment of payroll taxes.

On October 2, 2020, Mr. Ehrlich exercised 909,090 options to purchase 909,090 shares of Class B common stock at the option exercise price of $0.11 per share. Mr. Ehrlich paid for this exercise of his option by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (See Note 11. Convertible Note Payable to the consolidated financial statements). The Company issued 727,994 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 181,096 shares of Class B common stock were withheld from Mr. Ehrlich for the payment of payroll taxes.

On December 28, 2020, Mr. Ehrlich exercised his option to purchase 13,072,730 shares of Class B common stock, at the option exercise price at $0.11 per shares for the shares, paid by the cancellation of 6,980,583 shares of Class A common stock held by Mr. Ehrlich of $1,438,000 to satisfy the exercise price. The total taxable compensation to Mr. Ehrlich for the 13,072,730 shares was approximately $540,000, based upon the closing stock price on December 29, 2020 of $0.21 a share. The Company withheld 1,765,203 shares of Class B common stock and cancelled additional 854,419 shares of Class A common stock held by Mr. Ehrlich. As a result, the Company issued 11,307,527 shares of Class B common shares (net of 1,765,203 shares of Class B common shares withheld to satisfy taxes), and cancelled 7,835,002 shares of Class A common stock held by Mr Ehrlich. These shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

As of December 31, 2020 and June 30, 2020, the total issued number of Class B common stock were 18 million shares and 1,818,180 shares, respectively, and the total outstanding number of Class B common stock were 15,641,463 shares and 1,818,180 shares, respectively.

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

Series B 5% convertible preferred stock purchase agreement (“2018 Series B 5% convertible preferred stock”)

On October 5, 2018, as modified on May 9, 2019 (see Warrant Restructuring and Additional Issuance Agreement as described above), the Company entered into a Securities Purchase Agreement with one multi-family office for the sale of an aggregate of 2,000 shares of the Company’s newly-created Series B preferred stock, for aggregate gross proceeds of approximately $2.0 million. An initial closing for the sale of 1,250 shares of the Series B preferred stock closed on October 9, 2018, and a second closing for the sale of 750 shares of the Series B preferred stock closed on October 12, 2018. Under the Securities Purchase Agreement, the Company also issued to the investors warrants to purchase up to an additional 8,000 shares of preferred stock.

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuance costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which is reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of $0 and $102,000 under Other (income) expense in the accompanying consolidated Statements of Operations for the six months ended December 31, 2020 and 2019, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock up to June 30, 2020. The total dividends of approximately $0 and $20,000 are treated as interest expense – preferred stock during the six months ended December 31, 2020 and 2019, respectively. The balance of unpaid dividends of $13,000 was included at accrued dividend under current liabilities as of December 31, 2020 and June 30, 2020.

Terms of the Series B Preferred Stock

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

Series B Preferred Stock Warrants

See Note 13 for a description of the Series 1-4 warrants issued in connection with the 2018 Series B 5% convertible preferred stock. No Series 1-4 warrants issued in connection with the 2018 Series B 5% convertible preferred stock were outstanding as of December 31, 2020 and June 30, 2020.

Conversion of preferred stock to common stock

During the six months ended December 31, 2020 and 2019, the preferred stockholders converted 0 shares and 890 shares of 2018 Series B 5% convertible preferred stock into 0 million and 9.0 million shares of common stock, respectively.

As of December 31, 2020 and June 30, 2020, there were no shares of 2018 Series B 5% convertible preferred stock outstanding.

Treasury Stock

Regarding the exercise of options to purchase 2.2 million shares of Class B common stock on September 8, 2020 by Mr. Ehrlich, the Company issued 1,787,762 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 412,238 shares of Class B common stock were withheld from Mr. Ehrlich for the payment of payroll taxes and were reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

Regarding the exercise of options to purchase 909,090 shares of Class B common stock on October 2, 2020, the Company issued 727,994 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 181,096 shares of Class B common stock were withheld were withheld from Mr. Ehrlich for the payment of payroll taxes and were reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

Regarding the exercise of options to purchase 13,072,730 shares of Class B common stock on December 28, 2020, the Company cancelled 6,980,583 shares of Class A common stock held by Mr. Ehrlich of $1,438,000 to satisfy the exercise price. The Company withheld 1,765,203 shares of Class B common stock and cancelled additional 854,419 shares of Class A common stock held by Mr. Ehrlich. As a result, the Company issued 11,307,527 shares of Class B common shares (net of 1,765,203 shares of Class B common shares withheld to satisfy taxes), and cancelled 7,835,002 shares of Class A common stock held by Mr Ehrlich. Both the 1,765,203 shares of Class B common stock and the 7,835,002 shares of Class A common stock were reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.1 million as of December 31, 2020.

There were 659,448 shares of Class A common stock and 0 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $146,000 as of June 30, 2020.

Note 15. Series B-2 5% convertible preferred stock

On December 9, 2020, the Company entered into a securities purchase agreement (the “2020 Securities Purchase Agreement”) with KIPS Bay Select LP for the sale of an aggregate of 5,089 shares of the Company’s Series B-2 5% convertible preferred stock (the “Series B-2 preferred stock”), for aggregate gross proceeds of approximately $5.0 million. An initial closing for the sale of 3,053 shares of the Series B-2 preferred stock closed on December 9, 2020 for aggregate gross proceeds of approximately $3.0 million, and a second closing for the sale of up to 2,036 shares of the Series B-2 preferred stock is scheduled to occur sixty (60) trading days after December 9, 2020 for aggregate gross proceeds of approximately $2.0 million. Under the 2020 Securities Purchase Agreement, the Company will also issue to the investor warrants to purchase up to an additional 10,178 shares of preferred stock.

The Series B-2 preferred stock is mandatorily redeemable under certain circumstances and, as such, is presented as a liability on the consolidated balance sheets. The Company has elected to measure the value of its preferred stock using the fair value method with offsetting discounts associated with the fair value allocated to the warrants and for the intrinsic value attributed to the beneficial conversion feature (BCF). The fair value of the Series B-2 preferred stock (without the warrants) will be assessed at each subsequent reporting date with changes in fair value recorded in the profit and loss as a separate line item below the “loss from operations” section in accordance with ASC 480-10-35-5.

The warrants issued in connection with the Series B-2 preferred stock are deemed to be free standing equity instruments and are recorded in permanent equity (additional paid in capital) based on a relative fair value allocation of proceeds (i.e. warrants’ relative fair value to the Series B-2 preferred stock fair value (without the warrants)) with an offsetting discount to the Series B-2 preferred stock. Given that the Series B-2 preferred stock is convertible at any time under these features, the underlying warrant discounts were accreted upon issuance and recorded as interest (resulting in no remaining discount to the Series B-2 preferred stock liability after the issuance).

The Company recorded the December 9, 2020 issuance of 3,053 shares Series B-2 preferred stock at approximately $2.1 million and the underlying Series 1 and Series 2 warrants at approximately $0.9 million in total by allocating the gross proceeds to Series B-2 preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $1.8 million associated with the issuance of the 3,053 shares of Series B-2 preferred stock to additional paid-in capital. The Company then recorded interest of approximately $2.7 million for the BCF and warrant discounts as a first day interest given that the Series B-2 preferred shares can be converted at any time to common stock and given no set term.

The issuance costs associated with the Series B-2 preferred stock transaction were attributed to the Series B-2 preferred stock (without the warrants) and to the Series 1 and Series 2 warrants based on their relative fair values. The issuance costs attributed to the warrants of approximately $10,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B-2 preferred stock liability of $25,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The change in fair value of the total Series B-2 preferred stock was not significant during the quarter ended December 31, 2020, which is reflected in interest expense—preferred stock liability.

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock at December 31, 2020 and the total dividends accrued of approximately $9,000 are treated as interest during the quarter ended December 31, 2020.

Terms of the Series B-2 Preferred Stock

The rights and preferences of the preferred stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series B-2 5% Convertible Preferred Stock filed with the Nevada Secretary of State on December 4, 2020 (the “Certificate of Designation”). Each share of preferred stock has an initial stated value of $1,080 and may be converted at any time at the holder’s option into shares of the Company’s common stock at a conversion price equal of the lower of (i) $0.35 until August 15, 2021 and $0.50 thereafter, and (ii) 85% of the lowest volume weighted average price of the Company’s common stock on a trading day during the ten trading days prior to and ending on, and including, the conversion date. The conversion price may be adjusted following certain triggering events and subsequent equity sales and is subject to appropriate adjustment in the event of stock splits, stock dividends, recapitalization or similar events affecting the Company’s common stock.

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

Redemption Rights

Following 90 days after the scheduled date for the second closing date, the Company may elect to redeem the preferred stock for 120% of the aggregate stated value then outstanding, plus all accrued but unpaid dividends and all liquidated damages and other amounts due in respect of the preferred stock. The Company’s right to redeem the preferred stock is contingent upon it having complied with a number of conditions, including compliance with its obligations under the Certificate of Designation. Shares of preferred stock generally have no voting rights, except as required by law and except that the Company shall not take certain actions without the consent of the holders of the preferred stock.

Series B-2 Preferred Stock Warrants

Each share of preferred stock was sold together with two warrants: (i) a Series 1 warrant, which will entitle the holder thereof to purchase one share of preferred stock at $982.50 per share, or 5,089 shares of preferred stock in the aggregate for approximately $5.0 million in aggregate exercise price, for a period of up to 18 months following issuance, and (ii) a Series 2 warrant, which will entitle the holder thereof to purchase one share of preferred stock at $982.50 per share, or 5,089 shares of preferred stock in the aggregate for approximately $5.0 million in aggregate exercise price, for a period of up to 24 months following issuance.

Subject to the satisfaction of certain circumstances, the Company may call for cancellation any or all of the warrants following 90 days after their issuance, for a payment in cash equal to 8% of the aggregate exercise price of the warrants being called. The warrants subject to any such call notice will be cancelled 10 days following the Company’s payment of the call fee, provided that the warrant holders have not exercised the warrants prior to cancellation.

Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	0.113%
Average expected life-years	Series 1 warrants – 1.44 years; Series 2 warrants – 1.94 years
Expected volatility	60.0%
Expected dividends	5%

Conversion of Preferred Stock to Common Stock

In December 2020, the Series B-2 preferred stockholder converted a total of 1,183 shares of Series B-2 preferred stock into a total of 9,346,303 shares of common stock.

With regard to conversions, the Company reversed Series B-2 preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $1,162,000 based on the proportion of Series B-2 preferred stock converted relative to the original total issued.

As of December 31, 2020, 1,870 shares of Series B-2 preferred stock were outstanding.

Note 16. Fair Value Measurement

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

The Company has elected to measure its preferred stock using the fair value method. The fair value of the preferred stock is the estimated amount that would be paid to redeem the liability in an orderly transaction between market participants at the measurement date. The Company calculates the fair value of the Series B-2 preferred stock using a lattice model that takes into consideration the future redemption value on the instrument, which is tied to the Company’s stock price.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the year ended December 31, 2020.

2020
Balance, beginning of period	$—
Issuance of Series B-2 preferred stock at fair value	3,000,000
Conversion of Series B-2 preferred stock to common stock	(1,162,000)
Change in fair value of Series B-2 preferred stock (1)	(-)
Balance, end of period	$1,838,000

(1)	Change in fair value of preferred stock is reported in interest expense—preferred stock.

Note 17. Subsequent Events

Series B-2 5% convertible preferred stock

Exercise of warrants

In January 2021, the Company issued 1,253 shares of its Series B-2 preferred stock, for aggregate gross proceeds of $1,231,073, upon exercise of 1,253 Series 1 warrants issued by the Company in January 2021.

As of January 31, 2021, 4,853 Series 1 and 2 warrants to purchase 4,853 shares of Series B-2 preferred stock were outstanding.

Conversion of Preferred Stock to Common Stock

In January 2021, the Series B-2 preferred stockholder converted a total of 1,870 shares of Series B-2 preferred stock into a total of 13,645,945 shares of common stock.

With regard to conversions, the Company reversed Series B-2 preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $1,838,000 based on the proportion of Series B-2 preferred stock converted relative to the original total issued.

As of January 31, 2021, there are no shares of Series B-2 preferred stock outstanding and the series B-2 preferred stock liability is $0.

Additionally in January and February, 2021, the Series B-2 preferred stockholder converted a total of 5,106 shares of Series B-2 preferred stock (from the exercise of Series 1 warrants) into a total of 58,600,942 shares of common stock.

Second closing for the sale of 2,036 shares of the Series B-2 preferred stock

On February 8, 2021, the Company closed a second closing for the sale of 2,036 shares of the Series B-2 preferred stock for aggregate gross proceeds of approximately $2.0 million, see Note 15. Series B-2 5% convertible preferred stock.

The Company has evaluated events subsequent to December 31, 2020 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Form 10-Q. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the condensed consolidated financial statements in Item 1 of this Part I. As a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

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

Recent Developments

Brilacidin is being studied by the Company, as well as other independent researchers, as a potential anti-viral therapeutic for the treatment of the novel coronavirus (SARS-CoV-2), which is responsible for COVID-19.

In December 2020, the U.S. Food and Drug Administrations (FDA) approved the Company’s Investigational New Drug (IND) application to proceed with initiation of a randomized, placebo-controlled Phase 2 clinical trial of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. Similar regulatory approval was obtained from the Russian Ministry of Health.

In January 2021, the FDA designated as a Fast Track development program the investigation of Brilacidin for the treatment for COVID-19.

In February 2021, the clinical trial of Brilacidin for treating hospitalized patients with COVID-19 in the United States and Russia began with patients being recruited to the study.

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

In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. In January 2021, Alfasigma notified the Company that the Phase 1 study for the treatment of UP/UPS using Brilacidin in a proprietary Alfasigma formulation was successfully completed. Planning for a Phase 2 clinical trial is underway. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS.

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

Active Clinical Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis (OM)	Phase 2 Study (completed) Phase 3 in preparation
	Inflammatory Bowel Disease (IBD)	Phase 2 UP/UPS Proof of Concept Study (completed) Phase 1 Safety/toleration/PK of oral dosage form (completed) Phase 2 UC Safety/toleration/PK and Proof of Concept in preparation
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)
	COVID-19	Phase 2 Study
Kevetrin	Ovarian Cancer	Phase 2 Study (completed)

We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Milestone payments from our licensee are also dependent on clinical/regulatory milestones. We are actively engaged in business development for partnering our drugs. Developing pharmaceutical products, however, is a lengthy and very expensive process and there can be no assurance that we will complete such development or commercialize such pharmaceutical products for several years, if ever.

The Company devotes most of its efforts and resources on Brilacidin, which is in clinical development. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process, which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities, domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Set forth below is an overview of our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Quarterly Report on Form 10-Q:

Brilacidin

COVID-19 — Due to the global COVID-19 pandemic, the Company was approached by a number of organizations to research Brilacidin against the novel coronavirus (COVID-19). Material Transfer Agreements were signed with two academic institutions that operate Biosafety Level 3 Laboratories (BSL 3). Brilacidin drug substance (Brilacidin tetrahydrochloride) was provided for antiviral research.

The research data demonstrate that Brilacidin exerts potent inhibition of SARS-CoV-2 and thus supports Brilacidin as a promising COVID-19 drug candidate. Also of note, Brilacidin has demonstrated excellent synergistic antiviral activity when combined with remdesivir.

Research Highlights:

·	Brilacidin potently inhibits SARS-CoV-2 in an ACE2 positive human lung cell line.
·	Brilacidin achieved a high Selectivity Index of 426 (CC50=241μM/IC50=0.565μM).
·	Brilacidin’s main mechanism appears to disrupt viral integrity and impact viral entry.
·	Brilacidin and remdesivir exhibit excellent synergistic activity against SARS-CoV-2.

In a broader context, demonstration of Brilacidin’s direct antiviral activity against the SARS-CoV-2 virus, supports the drug’s unique 3-in-1 therapeutic potential—antiviral, anti-inflammatory, antimicrobial—to treat COVID-19 and its associated complications.

A Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 is currently underway in the United States and Russia. The study is a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of Brilacidin in COVID-19 hospitalized patients. Target enrollment is 120 patients. Regulatory approvals have been obtained from the respective country’s Health Authorities for conducting this study.

The Company is collaborating with a Regional Biocontainment Laboratory researcher investigating further research opportunities with Brilacidin as a treatment for the SARS-CoV-2 virus, and other H-CoVs. Further, a grant application for federally-funded research is pending, and further grant applications are planned.

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study —A Phase 2a trial comprised of three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. Future development work with locally-administered Brilacidin for UP/UPS is being conducted by Alfasigma, our licensee. See Note 7. Exclusive License Agreement to the consolidated financial statements.

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

Our oral program development will be supported by a modified release oral capsule formulation now in development. Regulatory approval will be sought to initiate a planned double blinded placebo-controlled Phase 2 clinical trial in UC patients and is anticipated to begin in 2021, pending completion of drug formulation work and securing sufficient drug supply and working capital.

ABSSSI — In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management decided to delay its response to the FDA due to the low price per share of our common stock and the many multiple million dollar costs associated with a Phase 3 program. Our strategy, for now, is to achieve success with other trials and attract partnering opportunities that may provide significant upfront payments and milestone payments, which can then be used to fund the ABSSSI program. We see ABSSSI as the appropriate gateway indication in infectious diseases, enabling potential further studies of Brilacidin’s use for implant coating and biofilm infections.

Expenditures on Brilacidin were approximately $2.6 million and $0.2 million during the three months ended December 31, 2020 and 2019, respectively, and approximately $2.8 million and $0.4 million during the six months ended December 31, 2020 and 2019, respectively.

For Brilacidin overall, we see significant potential in treatment of COVID-19 (by the IV route), and in treatment of Oral Mucositis (by oral rinse) and IBD (by oral capsule). The available clinical data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

Kevetrin

The Company has completed a Phase 2a trial of Kevetrin in treating late-stage ovarian cancer. The main objective of the trial focused on confirming the modulation by Kevetrin of p53 pathways in tumors, as well as monitoring the response of tumors to the treatment. The study was successful in demonstrating modulation of p53 directly in ovarian cancer tumor tissue in patients. Pharmacokinetic data collected on Kevetrin during the Phase 1 clinical trial demonstrated that the compound has a short half-life of approximately two hours. This short half-life makes it a compelling candidate for an oral drug delivery treatment for the main purpose of allowing simple daily, or multiple-times daily administrations within or outside the hospital setting. Compared to injectable or intravenous treatments, oral therapy is the preferred drug delivery method of patients. Preliminary laboratory studies are encouraging and support the potential of developing an oral formulation, but there are no assurances made or implied that the Company will be successful in completing development of an oral formulation. Toxicology studies for the oral formulation of Kevetrin are approximately half completed, with the remainder of this work to be completed when the Company secures additional financial resources. Presently we are focusing our resources on Brilacidin, our other lead candidate.

Expenditures on Kevetrin were insignificant during the both the quarters and six months ended December 31, 2020 and 2019.

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

For the three months ended December 31, 2020 and 2019

Revenue

We did not generate revenue for the three months ended December 31, 2020 and 2019.

We incurred operating expenses of approximately $3.4 million and $1.3 million for the three months ended December 31, 2020 and 2019, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$	%

Clinical studies and development research	$2,683,000	$386,000	2,297,000	595%
Officers’ payroll and payroll tax expenses related to R&D Department	-	118,000	(118,000)	(100)%
Employees payroll and payroll tax expenses related to R&D Department	163,000	70,000	93,000	133%
Stock-based compensation - officers	-	109,000	(109,000)	(100)%
Stock-based compensation - employees	13,000	22,000	(41,000)	(41)%
Stock-based compensation - consultants	18,000	7,000	11,000	157%
Depreciation and amortization expenses	94,000	94,000	-	0%
Total	$2,971,000	$806,000	2,165,000	269%

Officers’ payroll decreased during the three months ended December 31, 2020, from $118,000 during the three months ended December 31, 2019, because the Company’s President and Chief Medical Officer resigned on December 19, 2019.

Stock-based compensation - officers decreased during the three months ended December 31, 2020 because of the resignation of our President and Chief Medical Officer on December 19, 2019, resulting in no compensation expense in the current year period, compared to compensation expense of $109,000 in the prior year period relating to equity awards granted in 2019 and 2020.

Stock-based compensation - employees decreased during the three months ended December 31, 2020 due to valuation of stock awards vesting being lower to employees during the three months ended December 31, 2020 compared with the same period in 2019.

Stock-based compensation - consultants increased during the three months ended December 31, 2020 due to more stock awards were granted to consultants during the three months ended December 31, 2020 compared with the same period in 2019.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$	%

Insurance and health expense	$110,000	$124,000	(14,000)	(11)%
Rent and utility expense	25,000	30,000	(5,000)	(17)%
Other G&A	96,000	200,000	(104,000)	(52)%
Total	$231,000	$354,000	(123,000)	(35)%

General and administrative expenses decreased during the three months ended December 31, 2020 primarily related to the decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$ %

Officers’ payroll and payroll tax expenses	$125,000	$118,000	7,000	6%

Officers’ payroll and payroll tax expenses for the Company slightly increased during the three months ended December 31, 2020.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$ %

Audit, legal and professional fees	$112,000	67,000	45,000	67%

Professional fees increased during the three months ended December 31, 2020 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$	%

Interest expense – debt	(38,000)	(48,000)	10,000	(21)%
Interest expense – preferred stock liability	(2,697,000)	(20,000)	(2,677,000)	13,385%
Warrants modification expense	-	(1,212,000)	1,212,000	(100)%
Other Income (Expense), net	$(2,735,000)	$(1,280,000)	$(1,455,000)	114%

There was a decrease in interest expenses paid on the note payable – related party, because the decrease in the note payable due to the Company’s Chairman and CEO in the three months ended December 31, 2020 compared to the prior year period (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was an increase in interest expense – preferred stock liability related to the new Series B preferred stock for the three months ended December 31, 2020.

Net Losses

We incurred net losses of $6.2 million and $2.6 million for the three months ended December 31, 2020 and 2019, respectively, because of the above-mentioned factors.

For the six months ended December 31, 2020 and 2019

Revenue

We generated revenue of $0 and $0.4 million for the six months ended December 31, 2020 and 2019, respectively. Revenue during the six months ended December 31, 2019 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements).

We incurred operating expenses of approximately $4.6 million and $2.7 million for the six months ended December 31, 2020 and 2019, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$	%

Clinical studies and development research	$2,981,000	$676,000	2,305,000	341%
Officers’ payroll and payroll tax expenses related to R&D Department	-	232,000	(232,000)	(100)%
Employees payroll and payroll tax expenses related to R&D Department	233,000	140,000	93,000	66%
Stock-based compensation - officers	-	298,000	(298,000)	(100)%
Stock-based compensation - employees	32,000	60,000	(28,000)	(47)%
Stock-based compensation - consultants	61,000	16,000	45,000	281%
Depreciation and amortization expenses	188,000	187,000	1,000	1%
Total	$3,495,000	$1,609,000	1,886,000	117%

Officers’ payroll decreased during the six months ended December 31, 2020 because the Company’s President and Chief Medical Officer resigned on December 19, 2019.

Stock-based compensation - officers decreased during the six months ended December 31, 2020 because of the resignation of our President and Chief Medical Officer on December 19, 2019, resulting in no compensation expense in the current year period, compared to compensation expense of $298,000 in the prior year period relating to equity awards granted in 2019 and 2020.

Stock-based compensation - employees decreased during the six months ended December 31, 2020 due to valuation of stock awards vesting being lower to employees during the six months ended December 31, 2020 compared with the same period in 2019.

Stock-based compensation - consultants increased during the six months ended December 31, 2020 due to more stock awards were granted to consultants during the six months ended December 31, 2020 compared with the same period in 2019.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$	%

Insurance and health expense	$228,000	$252,000	(24,000)	(10)%
Rent and utility expense	52,000	68,000	(16,000)	(24)%
Other G&A	215,000	299,000	(84,000)	(28)%
Total	$495,000	$619,000	(124,000)	(20)%

General and administrative expenses decreased during the six months ended December 31, 2020 primarily related to the decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Six months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$ %

Officers’ payroll and payroll tax expenses	$252,000	$236,000	16,000	7%

Officers’ payroll and payroll tax expenses for the Company slightly increased during the six months ended December 31, 2020.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Six months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$ %

Audit, legal and professional fees	$326,000	222,000	104,000	47%

Professional fees increased during the six months ended December 31, 2020 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock and other increases in legal fees and other professional fees in 2020.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Six months ended		Change
	December 31,		2020 vs. 2019
	2020	2019	$	%

Interest expense – debt	(82,000)	(96,000)	14,000	(15)%
Interest expense – preferred stock liability	(2,697,000)	(40,000)	(2,657,000)	6,643%
Change in fair value – Series B preferred stock	-	102,000	(102,000)	(100)%
Impairment expense of operating lease	-	(643,000)	(643,000)	(100)%
Warrants modification expense	-	(1,212,000)	(1,212,000)	(100)%
Other Income (Expense), net	$(2,779,000)	$(1,889,000)	$(890,000)	47%

There was a decrease in interest expenses paid on the note payable – related party, because the decrease in the note payable due to the Company’s Chairman and CEO in the six months ended December 31, 2020 compared to the prior year period (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was an increase in interest expense – preferred stock liability during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019 related to the new Series B preferred stock for the six months ended December 31, 2020.

There was a decrease in impairment expense of operating lease of approximately $643,000, related to the operating lease right-of-use asset associated with the office space vacated by the Company in December 2019 (see Note 8 – Operating Leases to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $7.3 million and $4.2 million for the six months ended December 31, 2020 and 2019, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of December 31, 2020, we had approximately $8.2 million in cash compared to $6.0 million of cash as of June 30, 2020, and as of the date of this filing, we have approximately $13.9 million in cash. We currently anticipate that future budget expenditures will be approximately $10.3 million for the fiscal year ending June 30, 2021, including approximately $8.3 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2021 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures (rounded to nearest thousand):

	Six Months Ended		Change
	December 31,		Increase/
	2020	2019	(Decrease)
			%
Net cash used in operating activities	$(4,705,000)	$(1,444,000)	226%
Net cash used in investing activities	(43,000)	(45,000)	(4)%
Net cash provided by financing activities	6,923,000	1,097,000	531%
Net increase (decrease) in cash	$2,175,000	$(392,000)	(655)%

The increase in net cash used in operating activities of $3.3 million versus the prior-year six-month period was mainly due to revenue of $0.4 million in 2019 representing an initial non-refundable payment from the exclusive license agreement signed with Alfasigma (see Note 7. Exclusive License Agreement to the condensed consolidated financial statements) compared to no revenue in the current year period, and high payroll taxes in the current year period, partially offset by less spending for research and development expenses in the current year period.

Investing activities

The decrease in net cash used in investing activities versus the prior-year six-month period was due to a decrease in patent costs.

Financing activities

During the six months ended December 31, 2020 and 2019, our total net financing activities provided cash of $6.9 million and $1.1 million, respectively.

During the six months ended December 31, 2020, we raised approximately $4.6 million in net cash proceeds from sale of common stock to Aspire Capital and $3.0 million in net cash proceeds from issuance of Series B preferred stock, offset by purchase of treasury stock of $0.7 million.

During the six months ended December 31, 2019, we raised approximately $1.2 million in net cash proceeds, from issuance of Series B preferred stock and exercise of warrants, offset by purchase of treasury stock of $0.1 million.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, plans to incur total expenses of approximately $10.3 million for the next 12 months, including approximately $8.3 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $30 million, of which approximately $25.4 million remains as of the date of this filing. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume, will not prevent the Company from funding its working capital requirements for the next 12 months from the date of this filing.

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

Equity Transactions

From October 1, 2020 to December 31, 2020, the Company has generated additional proceeds of approximately $1.8 million under the 2020 Agreement with Aspire Capital from the sale of 9 million shares of its common stock.

On December 9, 2020, the Company entered into 2020 Securities Purchase Agreement with KIPS Bay Select LP for the sale of an aggregate of 5,089 shares of the Company’s Series B-2 preferred stock for aggregate gross proceeds of approximately $5.0 million. An initial closing for the sale of 3,053 shares of the Series B-2 preferred stock closed on December 9, 2020 for aggregate gross proceeds of approximately $3.0 million, and a second closing for the sale of up to 2,036 shares of the Series B-2 preferred stock is scheduled to occur sixty (60) trading days after December 9, 2020 for aggregate gross proceeds of approximately $2.0 million. Under the 2020 Securities Purchase Agreement, the Company will also issue to the investor warrants to purchase up to an additional 10,178 shares of preferred stock.

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

As of December 31, 2020, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2020, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The table below provides information about shares delivered to the Company from fully vested stock held by a Company employee to satisfy the exercise price for an option and to fund the recipient’s tax withholding obligations:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2020 through October 31, 2020	—		$—	—	N/A
November 1, 2020 through November 30, 2020	—		$—	—	N/A
December 1, 2020 through December 31, 2020	9,600,205	(1)	$0.21	—	N/A

(1) It included 7,835,002 shares of Class A shares and 1,765,203 shares of Class B shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B-2 5% Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 10, 2020

4.2	Form of Warrant	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on December 10, 2020

10.1	Securities Purchase Agreement, dated December 9, 2020, between the Company and the investor party thereto	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 10, 2020

31.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: February 22, 2021	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

