Form 10-Q
period 2021-03-31
Innovation Pharmaceuticals Inc.
filed 2021-05-13
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	418,157,142
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND JUNE 30, 2020

(Unaudited)

(Rounded to nearest thousand except for shares data)

	March 31,	June 30,
	2021	2020
ASSETS
Current Assets:
Cash	$13,012,000	$6,018,000
Prepaid expenses and other current assets	46,000	92,000
Total Current Assets	13,058,000	6,110,000
Other Assets:
Patent costs - net	2,830,000	3,060,000
Deferred offering costs	958,000	—
Security deposit	78,000	78,000
Total Other Assets	3,866,000	3,138,000
Total Assets	$16,924,000	$9,248,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,498,000, respectively)	$2,053,000	$2,043,000
Accrued expenses - (including related party accruals of approx. $93,000 and $19,000, respectively)	633,000	59,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,977,000 and $2,777,000, respectively)	2,057,000	3,215,000
Operating lease - current liability	158,000	138,000
Note payable - related party	1,428,000	1,822,000
Accrued dividend - Series B 5% convertible preferred stock	15,000	13,000
Loan payable	79,000	79,000
Total Current Liabilities	6,423,000	7,369,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 0 and 0 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	—	—
Operating lease - long term liability	296,000	417,000
Total Liabilities	6,719,000	7,786,000
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 426,673,198 shares and 329,829,992 shares issued as of March 31, 2021 and June 30, 2020, respectively, 418,157,142 shares and 329,170,544 shares outstanding as of March 31, 2021 and June 30, 2020, respectively	42,000	33,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 18,000,000 shares and 1,818,180 shares issued, and 15,641,463 shares and 1,818,180 shares outstanding as of March 31, 2021 and June 30, 2020, respectively	2,000	—
Additional paid-in capital	124,966,000	102,819,000
Accumulated deficit	(112,551,000)	(101,244,000)
Treasury Stock, at cost (10,874,593 shares and 659,448 shares as of March 31, 2021 and June 30, 2020, respectively)	(2,254,000)	(146,000)
Total Stockholders’ Equity	10,205,000	1,462,000
Total Liabilities and Stockholders’ Equity	$16,924,000	$9,248,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED

MARCH 31, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$400,000

Operating expenses:
Research and development expenses	1,423,000	276,000	4,918,000	1,885,000
General and administrative expenses	245,000	461,000	740,000	1,080,000
Officers’ payroll and payroll tax expenses	126,000	131,000	378,000	367,000
Professional fees	124,000	57,000	450,000	279,000

Total operating expenses	1,918,000	925,000	6,486,000	3,611,000

Net Loss from operations	(1,918,000)	(925,000)	(6,486,000)	(3,211,000)

Other income (expense)
Other income	—	—	—	—
Interest expense – debt	(37,000)	(59,000)	(119,000)	(155,000)
Interest expense – preferred stock liability	(2,005,000)	(11,000)	(4,702,000)	(51,000)
Change in fair value of preferred stock	—	—	—	102,000
Warrants modification expense	—	—	—	(1,212,000)
Impairment expense of operating lease	—	—	—	(643,000)
Other expense, net	(2,042,000)	(70,000)	(4,821,000)	(1,959,000)

Loss before provision for income taxes	(3,960,000)	(70,000)	(11,307,000)	(5,170,000)
Provision for income taxes	—	—	—	—

Net loss	$(3,960,000)	$(995,000)	$(11,307,000)	$(5,170,000)

Basic and diluted loss per share attributable to common stockholders	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Basic and diluted weighted average number of common shares	396,181,961	238,835,390	362,864,883	219,491,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three and Nine Months Ended March 31, 2020

	Common Stock A		Common Stock B		Additional		Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2019	202,631,923	$21,000	909,090	$—	$90,537,000	$(94,596,000)	228,218	$(91,000)	$(4,129,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	65,000	—	—	—	65,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	124,000	—	—	—	124,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	28,000	—	—	—	28,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.43	—	—	—	—	6,000	—	—	—	6,000
Shares issued to consultant for services at $0.43 - $0.73	—	—	—	—	3,000	—	—	—	3,000
Issuance of 12,500 shares to Consultant	12,500	—	—	—	—	—	—	—	—
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(421,611)	—	—	—	—	—	421,611	(54,000)	(54,000)
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(9,619)	—	—	—	—	—	9,619	(1,000)	(1,000)
Conversion of 890 preferred stocks to 9,030,870 common stock	9,030,870	1,000	—	—	475,000	—	—	—	476,000
Excess of exercise price of 1,045 warrants over fair value	—	—	—	—	478,000	—	—	—	478,000
Net loss for the three months ended 9/30/2019	—	—	—	—	—	(1,550,000)	—	—	(1,550,000)

Balance at September 30, 2019	212,369,124	$22,000	909,090	$—	$91,726,000	$(96,146,000)	659,448	$(146,000)	$(4,544,000)

Stock options issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	37,000	—	—	—	37,000
Shares issued to officer as equity awards at $0.398 to $0.705	—	—	—	—	71,000	—	—	—	71,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	16,000	—	—	—	16,000
Shares issued to employee for services at $0.398 - $1.37	—	—	—	—	6,000	—	—	—	6,000
Stock options issued to consultant for services at $0.43	—	—	—	—	6,000	—	—	—	6,000
Shares issued to consultant for services at $0.43 - $0.73	—	—	—	—	2,000	—	—	—	2,000
Conversion of 291 preferred stocks to 6,182,539 common stock	6,182,539	—	—	—	156,000	—	—	—	156,000
Excess of exercise price of 147 warrants over fair value	—	—	—	—	46,000	—	—	—	46,000
Warrants Modification expense	—	—	—	—	1,212,000	—	—	—	1,212,000
Net loss for the three months ended 12/31/2019	—	—	—	—	—	(2,625,000)	—	—	(2,625,000)

Balance at December 31, 2019	218,551,663	$22,000	909,090	$—	$93,278,000	$(98,771,000)	659,448	$(146,000)	$(5,617,000)

Stock Options issued to employee for services at $0.398 to $1.37	—	—	—	—	16,000	—	—	—	16,000
Shares issued to employee for services at $0.132 to $0.705	—	—	—	—	6,000	—	—	—	6,000
Stock Options issued to consultants for services at $0.089 to $0.127	—	—	—	—	14,000	—	—	—	14,000
Stock Options issued to directors for services at $0.1	—	—	—	—	103,000	—	—	—	103,000
Shares issued to directors for services at $0.1	—	—	—	—	40,000	—	—	—	40,000
To reverse the option expense & stock awards granted for officer Art - Q3-2020	—	—	—	—	(86,000)	—	—	—	(86,000)
To reverse the option expense & stock awards granted for officer- Q3-2020	—	—	—	—	(165,000)	—	—	—	(165,000)
Conversion of 2,884 preferred stocks to 48,197,729 common stock	48,197,729	5,000	—	—	1,538,000	—	—	—	1,543,000
Excess of exercise price of 2,945 warrants over fair value	—	—	—	—	552,000	—	—	—	552,000
To adjust the 41 Pref stock from $982.5 to $535.12	—	—	—	—	18,000	—	—	—	18,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	—	—	909,090	—	100,000	—	—	—	100,000
Net loss for the three months ended 3/31/2020	—	—	—	—	—	(995,000)	—	—	(995,000)

Balance at March 31, 2020	266,749,392	$27,000	1,818,180	$—	$95,414,000	$(99,766,000)	659,448	$(146,000)	$(4,471,000)

For the Three and Nine Months Ended March 31, 2021

	Common Stock A		Common Stock B		Additional		Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2020	329,170,544	$33,000	1,818,180	$—	$102,819,000	$(101,244,000)	659,448	$(146,000)	$1,462,000

Shares sold to Aspire Capital under 2020 Agreement at $0.20 - $0.22 range	13,500,000	1,000	—	—	2,850,000	—	—	—	2,851,000
Shares issued as commitment fee of $1,438,000 on 7/31/2020 at $0.23, net of amortization of offering costs of $120,000	6,250,000	1,000	—	—	1,317,000	—	—	—	1,318,000
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	5,000	—	—	—	5,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	14,000	—	—	—	14,000
Stock options issued to consultant for services at $0.14 to $0.32	—	—	—	—	43,000	—	—	—	43,000
Issuance of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	—	—	2,200,000	—	242,000	—	—	—	242,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(412,238)	—	—	—	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(21,606)	—	—	—	—	—	21,606	(3,000)	(3,000)
Net loss for the three months ended 9/30/2020	—	—	—	—	—	(1,173,000)	—	—	(1,173,000)
Balance at September 30, 2020	348,957,332	$35,000	3,605,942	$—	$107,290,000	$(102,417,000)	1,093,292	$(239,000)	$4,669,000

Shares sold to Aspire under 2020 Agreement at $0.20 - $0.22 range	9,000,000	1,000	—	1,000	1,570,000	—	—	—	1,572,000
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	4,000	—	—	—	4,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.14 to $0.43	—	—	—	—	17,000	—	—	—	17,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B & 181,096 shares were withheld for tax purposes as Treasury shares	—	—	909,090	—	100,000	—	—	—	100,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(181,096)	—	—	—	181,096	(37,000)	(37,000)
To record Series B Discount - Warrants	—	—	—	—	870,000	—	—	—	870,000
To record issuance costs Series 1 & 2 Warrants	—	—	—	—	(10,000)	—	—	—	(10,000)
To record beneficial conversion feature associated with the issuance of the 3,053 shares of Series B-2 preferred stock	—	—	—	—	1,793,000	—	—	—	1,793,000
Conversion of 1,183 preferred stocks into 9,346,303 common stocks	9,346,303	1,000	—	—	1,161,000	—	—	—	1,162,000
Cancellation of 6,980,583 Class A shares to satisfy the purchase of 13,072,730 shares of Common Stock Class B	(6,980,583)	(1,000)	13,072,730	1,000	1,438,000	—	6,980,583	(1,438,000)	—
Shares were withheld for tax purposes as Treasury Shares	(854,419)	—	(1,765,203)	—	—	—	2,619,622	(540,000)	(540,000)
Net loss for the three months ended 12/31/2020 - unaudited	—	—	—	—	—	(6,174,000)	—	—	(6,174,000)
Balance at December 31, 2020	359,468,633	$36,000	15,641,463	$2,000	114,243,000	$(108,591,000)	10,874,593	$(2,254,000)	$3,436,000

Offering cost	—	—	—	—	(179,000)	—	—	—	(179,000)
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	4,000	—	—	—	4,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.14 to $0.43	—	—	—	—	27,000	—	—	—	27,000
Conversion of 12 preferred stocks into 87,567 common stock	87,567	—	—	—	13,000	—	—	—	13,000
To record Series B Discount - Warrants	—	—	—	—	540,000	—	—	—	540,000
To record beneficial conversion feature associated with the issuance of the 2,036 shares of Series B-2 preferred stock	—	—	—	—	1,460,000	—	—	—	1,460,000
Conversion of 9,012 preferred stock into 58,600,942 common stocks	58,600,942	6,000	—	—	8,848,000	—	—	—	8,854,000
Net loss for the three months ended 3/31/2021	—	—	—	—	—	(3,960,000)	—	—	(3,960,000)
Balance at March 31, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,966,000	$(112,551,000)	10,874,593	$(2,254,000)	$10,205,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,307,000)	$(5,170,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	134,000	302,000
Amortization of patent costs	283,000	279,000
Depreciation of equipment	—	1,000
Interest expense-preferred stock	4,672,000	51,000
Change in fair value of preferred stock	—	(102,000)
Warrants modification expense	—	1,212,000
Impairment expense of operating lease	—	643,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	47,000	10,000
Accounts payable	10,000	193,000
Accrued expenses	574,000	33,000
Accrued officers’ salaries and payroll taxes	(1,157,000)	272,000
Operating lease liability	(101,000)	(58,000)
Note payable to officer	(53,000)	—
Accrued dividend	5,000	—

Net cash used in operating activities	(6,893,000)	(2,334,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(53,000)	(57,000)

Net cash used in investing activities	(53,000)	(57,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	4,603,000	—
Proceeds from issuance of preferred stocks and warrants, net of financing costs	4,990,000	—
Proceeds from exercise of warrants	5,017,000	2,642,000
Purchase of treasury stock	(670,000)	(55,000)

Net cash provided by financing activities	13,940,000	2,587,000

NET INCREASE IN CASH	6,994,000	196,000
CASH, BEGINNING OF PERIOD	6,018,000	579,000
CASH, END OF PERIOD	$13,012,000	$775,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$44,000	$111,000
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Initial warrant valuation	$—	$1,212,000
Beneficial conversion features on preferred stock and warrant discounts recorded as interest expense-preferred stock	$4,672,000	$51,000
Shares issued as deferred offering costs	$1,438,000	$—
Cancellation of 6,980,583 Class A shares for the purchase of 13,072,730 shares of Common Stock Class B	$1,438,000	$—
Conversion of Series B Convertible Preferred stock to Common stock	$10,029,000	$2,169,000
Excess of exercise price of warrants at $850-$950 over fair value of $535	$—	$1,094,000
Cancellation of shareholder debt for the purchase of 3.1M shares of Common Stock Class B shares	$342,000	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the nine months ended March 31, 2021 and 2020.

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

In December 2020, the U.S. Food and Drug Administrations (FDA) approved the Company’s Investigational New Drug (IND) application to proceed with initiation of a randomized, placebo-controlled Phase 2 clinical trial of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. Similar regulatory approval was obtained from the Russian Ministry of Health. The clinical trial is in progress. The trial has already passed 70% of target enrollment.

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

2. Liquidity

As of March 31, 2021, the Company’s cash amounted to $13.0 million and current liabilities amounted to $6.4 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. Our net losses incurred for the nine months ended March 31, 2021 and 2020, amounted to $11.3 million and $5.2 million, respectively, and we had a working capital of approximately $6.6 million at March 31, 2021 and a working capital deficit of approximately $(1.3) million at June 30, 2020.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. As of March 31, 2021, the available balance was $25.4 million.

We anticipate that future budget expenditures will be approximately $10.6 million for the next 12 months, including approximately $8.3 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2021 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings. There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the nine months ended March 31, 2021 and 2020, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	March 31,
	2021	2020
Weighted average shares outstanding-basic	396,116,526	238,835,390
Dilutive options and restricted stock and warrants	—	—
Weighted average shares outstanding-diluted	396,116,526	238,835,390

Antidilutive securities not included:
Stock options	6,849,265	20,602,188
Stock options arising from convertible note payable and accrued interest – related party	3,085,242	3,784,444
Restricted stock grants	116,786	116,787
Warrants	—	8,000,000
Convertible preferred stock	—	5,537,650
Total	10,051,293	38,041,069

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of March 31, 2021. There were 659,448 shares of Class A common stock held in treasury, purchased at a total cumulative cost of $146,000 as of June 30, 2020 (see Note 14. Equity Transactions to the condensed consolidated financial statements).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants, is recorded at its acquisition cost and these shares are not considered outstanding.

Revenue Recognition

On July 1, 2019, the Company adopted the new accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers, and all the related amendments using the modified retrospective method applied to those contracts which were not completed as of July 1, 2019. The adoption of ASC 606 did not have an impact on the Company’s consolidated financial statements or cash flows, for the Company had no revenue and no contracts which were not completed as of July 1, 2019.

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	March 31, 2021	June 30, 2020

Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,262,000	1,208,000
		5,488,000	5,434,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,297,000)	(2,069,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(361,000)	(305,000)
Total		$2,830,000	$3,060,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended March 31, 2021 and 2020 was approximately $95,000 and $93,000, respectively and was approximately $283,000, and $279,000 for the nine months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, the future amortization period for all patents was approximately 4.43 years to 16.75 years. Future estimated amortization expenses are approximately $94,000 for the year ending June 30, 2021, $378,000 for each year from 2022 to 2025, and a total of $1,224,000 for the year ending June 30, 2026 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2021	June 30, 2020

Accrued research and development consulting fees	$540,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	85,000	11,000

Total	$633,000	$59,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2021	June 30, 2020

Accrued salaries - related parties	$1,847,000	$2,647,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued salaries – others	—	279,000
Accrued salaries – employee	—	91,000
Withholding tax - payroll	80,000	68,000

Total	$2,057,000	$3,215,000

7. Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019, and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

The Company generated revenue of $0 million and $0.4 million for the nine months ended March 31, 2021 and 2020, respectively. Revenue during the nine months ended March 31, 2020 represented the initial non-refundable payment of $0.4 million received from Alfasigma.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended March 31, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$66,000
Variable lease cost	9,000
$75,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2021	$112,000
Weighted average remaining lease term – operating leases (in years)	2.75
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2021
Operating leases
Short-term operating lease liabilities	$158,000
Long-term operating lease liabilities	296,000
Total operating lease liabilities	$454,000

The following table provides maturities of the Company’s lease liabilities at March 31, 2021 as follows:

Operating Leases
Fiscal Year Ending June 30,

2021	$55,000
2022	223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	561,000
Less: Imputed interest/present value discount	(107,000)

Present value of lease liabilities	$454,000

Operating lease cost for the three months and the nine months ended March 31, 2021 was approximately $24,000 and $76,000. Operating lease cost for the three months and the nine months ended March 31, 2020 was approximately $29,000 and $98,000, respectively.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $6.3 million to contract research organizations as of March 31, 2021. Expenses are recognized when services are performed by the contract research organizations.

Contingent Liability - Disputed Invoices

As described in Note 6. Accrued Salaries and Payroll Taxes, the Company accrued payroll to Dr. Krishna Menon, ex-President of Research of approximately $1,443,000 for his past services with the Company, and this amount was included in accrued salaries and payroll taxes. As described in Note 10. Related Party Transactions, the Company has a payable to Kard Scientific, Inc. (“KARD”) of approximately $1,486,000 for its research and development expenses and this amount was included in accounts payable. KARD is a company owned by Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

All of the above disputed invoices were reflected as current liabilities as of March 31, 2021.

10. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At March 31, 2021 and June 30, 2020, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

As of March 31, 2021 and June 30, 2020, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,428,000 and $1,822,000, respectively.

As of March 31, 2021 and June 30, 2020, the balance of accrued interest payable was $85,000 and $11,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other).

As of March 31, 2021 and June 30, 2020, the total outstanding balances of principal and interest were approximately $1,513,000 and $1,833,000, respectively.

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

Stock Options

The fair value of options granted for the nine months ended March 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Nine months ended March 31,
	2021	2020
Expected term (in years)	5-10	3 - 10
Expected stock price volatility	89.88 to 95.47%	73.68% to 92.21%
Risk-free interest rate	0.48 to 0.68%	0.41% to 1.50%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and nine months ended March 31, 2021 and 2020 are as follows (rounded to nearest thousand):

	Three months ended March 31		Nine months ended March 31
	2021	2020	2021	2020
Stock-based compensation – officers	$—	$—	$—	$297,000
Stock-based compensation – employees	13,000	22,000	46,000	82,000
Stock-based compensation – consultants	27,000	14,000	88,000	31,000
Reversal of forfeited stock-based compensation	—	(251,000)	—	(251,000)
– included in Research and Development expenses	41,000	(215,000)	134,000	159,000

Stock-based compensation – officers – included in General and Administration expenses	—	143,000	—	143,000
Total Stock-based compensation, net	$41,000	$(72,000)	$134,000	$302,000

Exercise of options

There was no exercise of options to purchase Class A common stock during the nine months ended March 31, 2021 and 2020.  The details of exercise of options to purchase Class B common stock are disclosed in Note 14. Equity Transactions.

Forfeiture of options

Dr. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company on December 19, 2019. On February 17, 2020, all 2,858,521 options he held were forfeited, representing the options he was granted since June 27, 2016 to September 1, 2019. During the nine months ended March 31, 2020, the Company reversed the $251,000 of unvested options and shares that were expensed in the current year and prior years.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	3,540,826	$0.09	7.44	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(2,498,521)	$0.67	—	—
Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	347,987	$0.28	8.42	—
Exercised	(2,200,000)	$0.11	—	—
Forfeited/expired	(14,101,820)	$0.11	—	—
Outstanding at March 31, 2021	6,849,265	$0.36	4.61	$660,561
Exercisable at March 31, 2021	6,081,624	$0.38	4.27	$567,797
Unvested stock options at March 31, 2021	762,641	$0.20	7.32	$92,763

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2019	1,729,288	$0.51
Total shares granted	2,625,061	$0.11
Total shares vested	(2,637,561)	$0.29
Total shares forfeited	(1,600,001)	$0.22
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	—	$—
Total unvested shares outstanding at March 31, 2021	116,786	$0.22

Scheduled vesting for outstanding restricted stock awards at March 31, 2021 is as follows:

	Year Ending June 30,
	2022	2023	2024	Total

Scheduled vesting	58,394	38,928	19,464	116,786

As of March 31, 2021, there was approximately $17,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $10,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.85 years

Stock Warrants Outstanding

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

During the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2020, the Company issued all 10,500 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $9.43 million. As of March 31, 2021 and June 30, 2020, all Series 1-4 warrants to purchase shares of Series B preferred stock were exercised, and no Series 1-4 warrants were outstanding.

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

14. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. The amortized amount of approximately $0.4 million was recorded to additional paid-in capital for the nine months ended March 31, 2021. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $1.0 million at March 31, 2021.

During the period from July 31, 2020 to March 31, 2021, the Company generated proceeds of approximately $4.6 million under the 2020 Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. As of March 31, 2021, the available balance under the 2020 Agreement was approximately $25.4 million.

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

As of March 31, 2021 and June 30, 2020, the total issued number of Class B common stock were 18 million shares and 1,818,180 shares, respectively, and the total outstanding number of Class B common stock were 15,641,463 shares and 1,818,180 shares, respectively.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuance costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which is reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of $0 and $102,000 under Other (income) expense in the accompanying consolidated Statements of Operations for the nine months ended March 31, 2021 and 2020, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock up to June 30, 2020. The total dividends of approximately $0 and $20,000 are treated as interest expense – preferred stock during the nine months ended March 31, 2021 and 2020, respectively. The balance of unpaid dividends of  $0 and $13,000 relating to 2018 Series B 5% convertible preferred stock was included at accrued dividend under current liabilities as of March 31, 2021 and June 30, 2020, respectively.

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

Series B Preferred Stock Warrants

See Note 13 for a description of the Series 1-4 warrants issued in connection with the 2018 Series B 5% convertible preferred stock. No Series 1-4 warrants issued in connection with the 2018 Series B 5% convertible preferred stock were outstanding as of March 31, 2021 and June 30, 2020.

Conversion of preferred stock to common stock

During the nine months ended March 31, 2021 and 2020, the preferred stockholders converted 0 shares and 890 shares of 2018 Series B 5% convertible preferred stock into 0 million and 9.0 million shares of common stock, respectively.

As of March 31, 2021 and June 30, 2020, there were no shares of 2018 Series B 5% convertible preferred stock outstanding.

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

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.1 million as of March 31, 2021.

There were 659,448 shares of Class A common stock and 0 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $146,000 as of June 30, 2020.

Note 15. Series B-2 5% convertible preferred stock

On December 4, 2020, the Company entered into a securities purchase agreement (the “Series B-2 Securities Purchase Agreement”) with KIPS Bay Select LP for the sale of an aggregate of 5,089 shares of the Company’s Series B-2 5% convertible preferred stock (the “Series B-2 preferred stock”), for aggregate gross proceeds of approximately $5.0 million. An initial closing for the sale of 3,053 shares of the Series B-2 preferred stock closed on December 9, 2020 for aggregate gross proceeds of approximately $3.0 million, and a second closing for the sale of 2,036 shares of the Series B-2 preferred stock closed on February 8, 2021 for aggregate gross proceeds of approximately $2.0 million. Under the Series B-2 Securities Purchase Agreement, the Company will also issue to the investors warrants to purchase up to an additional 10,178 shares of preferred stock.

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

The Company recorded the February 8, 2021 issuance of 2,036 shares Series B-2 Preferred Stock at approximately $1.5 million and the underlying Series 1 and Series 2 warrants at approximately $0.5 million in total by allocating the gross proceeds to Series B-2 preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $1.5 million associated with the issuance of the 2,036 shares of Series B-2 preferred stock to additional paid-in capital. The Company then recorded interest of approximately $2.0 million for the BCF and warrant discounts as a first day interest given that the Series B-2 preferred shares can be converted at any time to common stock and given no set term.

The issuance costs associated with the Series B-2 preferred stock transaction were attributed to the Series B-2 preferred stock (without the warrants) and to the Series 1 and Series 2 warrants based on their relative fair values. The issuance costs attributed to the warrants of approximately $10,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B-2 preferred stock liability of $25,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The change in fair value of the total Series B-2 preferred stock was $0 during the three and nine months ended March 31, 2021.

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock at March 31, 2021 and the total dividends accrued of approximately $5,466 and $14,721 are treated as interest during the three and nine months ended March 31, 2021, respectively.

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

Warrants

Each share of preferred stock was sold together with two warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase one share of preferred stock at $982.50 per share, or 5,089 shares of preferred stock in the aggregate for approximately $5.0 million in aggregate exercise price, for a period of up to 18 months following issuance, and (ii) a Series 2 warrant, which entitles the holder thereof to purchase one shares of preferred stock at $982.50 per share, or 5,089 shares of preferred stock in the aggregate for approximately $5.0 million in aggregate exercise price, for a period of up to 24 months following issuance.

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

Exercise of warrants

During the nine months ended March 31, 2021, the Company issued 3,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,999,573, upon exercise of 3,053 Series 1 warrants issued by the Company.

During the nine months ended March 31, 2020, the Company issued 2,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,017,073, upon exercise of 2,053 Series 2 warrants issued by the Company.

With regard to the exercise of these 5,106 warrants, the Company recorded gross proceeds of approximately $5,017,000 to the preferred stock liability. As of March 31, 2021, 5,072 Series 1 and 2 warrants to purchase 5,072 shares of Series B-2 preferred stock were outstanding.

Conversion of Preferred Stock to Common Stock

During the nine months ended March 31, 2021, the Series B-2 preferred stockholder converted a total of 10,195 shares of Series B-2 preferred stock into a total of 67,947,245 shares of common stock.

With regard to conversions, the Company reversed Series B-2 preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $10,017,000 based on the proportion of Series B-2 preferred stock converted relative to the original total issued.

As of March 31, 2021, there are no shares of Series B-2 preferred stock outstanding and the series B-2 preferred stock liability is $0.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the nine months ended March 31, 2021:

FY 2021
Balance, beginning of period	$—
Issuance of Series B-2 preferred stock at fair value	5,000,000
Exercise of Series 1 and 2 warrants	5,017,000
Conversion of Series B-2 preferred stock to common stock	(10,017,000)
Change in fair value of Series B-2 preferred stock (1)	(—)
Balance, end of period	$—

______________

(1)	Change in fair value of preferred stock is reported in interest expense—preferred stock.

Note 17. Subsequent Events

The Company has evaluated events subsequent to March 31, 2021 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

In April 2021, the COVID-19 clinical trial’s independent Data Monitoring Committee (DMC) completed its scheduled review of interim safety data. Upon reaching 25 percent enrollment (30 subjects), recruitment was paused and a pre-specified unblinded safety data review and evaluation was conducted by the DMC. The DMC recommended increasing the dosing regimen of Brilacidin from 3 days to 5 days of treatment, as intended per the protocol, which the Company implemented.

Since November 2020, several pharmaceutical companies have received Emergency Use Authorization for their vaccines, which are currently being distributed in the US and abroad. The widespread distribution of vaccines in the US has to date impacted patient recruitment in the US but has not affected  our overseas sites.  The Company believes it can accomplish full recruitment with its overseas sites within the same approximate study timeline. To date, more than 70% of the planned number of patients have been randomized in the study.

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

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. In January 2021, Alfasigma notified the Company that the Phase 1 study for the treatment of UP/UPS using Brilacidin in a proprietary Alfasigma formulation successfully completed dosing per protocol; an extra treatment cohort is since added by amendment and due to start imminently. In April 2021, the Company was notified that a Phase 2 multinational clinical trial for UP/UPS is planned to commence during the fourth quarter of 2021, and Alfasigma has ordered Brilacidin drug substance from the Company for use in this study.  Accordingly, the Company has placed orders with its vendors to supply Alfasigma the Brilacidin drug substance needed for this study. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS.

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

A Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 is currently underway in the United States and Russia. The study is a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of Brilacidin in COVID-19 hospitalized patients. Target enrollment is 120 patients. In April 2021, the clinical trial’s independent DMC completed its scheduled review of interim safety data. Upon reaching 25 percent enrollment (30 subjects), recruitment was paused and a pre-specified unblinded safety data review and evaluation was conducted by the DMC. The DMC recommended increasing the dosing regimen of Brilacidin from 3 days to 5 days of treatment, as intended per the protocol, which the Company implemented. The study has already passed 70% of target enrollment.

The Company is collaborating with a Regional Biocontainment Laboratory researcher investigating further research opportunities with Brilacidin as a treatment for the SARS-CoV-2 virus, and other H-CoVs. Further, grant applications for federally-funded research are pending, and further grant applications are planned.

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study —A Phase 2a trial comprised of three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. In January 2021, Alfasigma notified the Company that the Phase 1 study for the treatment of UP/UPS using Brilacidin in a proprietary Alfasigma formulation successfully completed dosing per protocol; an extra treatment cohort is since added by amendment and due to start imminently. In April 2021, the Company was notified that a Phase 2 multinational clinical trial for UP/UPS is planned to commence 4Q 2021, and Alfasigma has ordered Brilacidin from the Company for use in this study.

See Note 7. Exclusive License Agreement to the consolidated financial statements.

IBD, Ulcerative Colitis (UC) — Brilacidin is also being developed as a treatment in more extensive forms of IBD. Development of an optimized oral formulation is in progress including dosing forms first aimed for the treatment of ulcerative colitis and then Crohn’s disease.

Initial clinical testing, in a Phase 1 single-dose escalation trial, tested a Brilacidin oral formulation prototype in healthy volunteers to assess targeting colon delivery, dispersion, safety, toleration, and systemic exposure/ pharmacokinetics. Data from the Phase 1 trial (NCT03234465) studying the use of delayed-release tablets of Brilacidin showed the trial met its primary endpoints. In the study, the timed-release formulation of Brilacidin was radiolabeled (with complexed technetium-99m) and evaluated for safety and colonic delivery in 9 healthy volunteers (6 with Brilacidin and 3 placebo). Gamma scintigraphic imaging was used to visualize in vivo performance of the enteric coated delayed release tablets designed to target delivery of Brilacidin (50mg, 100mg, and 200mg) to the colon. For Brilacidin treatments, radiolabel release was observed in the ascending colon for four out of the six subjects and in the terminal ileum for the remaining two. Following release, dispersion of the radiolabel was then observed throughout the colon. Serial blood samples were collected through 24 hours post-dose to assess absorption of oral Brilacidin from the colon. Blood level analysis, using a sensitive limit of quantitation in plasma of 1 ng/mL, demonstrated no quantifiable drug concentrations at any timepoint across treatment cohorts, and appears to show containment of Brilacidin within the target location of the colon when delivered by delayed release tablets. Safety outcomes showed that Brilacidin delayed-release tablets were well tolerated by healthy volunteers across all treatment cohorts with no serious adverse events reported. Of the 9 subjects treated, 2 subjects on Brilacidin and 2 subjects on placebo experienced at least one adverse event. The adverse events were of mild intensity and none were deemed to be related to study treatment.

Our oral program development will be supported by a modified release oral capsule formulation now in development. Regulatory approval will be sought to initiate a planned double blinded placebo-controlled Phase 2 clinical trial in UC patients and is anticipated to begin in 2021, pending completion of drug formulation work and securing sufficient drug supply and working capital. Clinical study protocol details have been outlined and sent to vendors pursuant to an RFP (Request for Proposal).

Oral Mucositis (OM) study — In a randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of Head and Neck Cancer (HNC), Brilacidin markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM. The Company made available, in a blog published on its website, a comparative data table (based on public information) showing Brilacidin compares favorably to other compounds in development for preventing and treating severe OM. The Company and the U.S. Food and Drug Administration (FDA) have completed an End-of-Phase 2 meeting concerning the continuing development of Brilacidin oral rinse to decrease the incidence of severe OM in HNC patients receiving chemoradiation. Both parties agreed to an acceptable Brilacidin Phase 3 development pathway, including studying Brilacidin oral rinse effects on severe OM when cisplatin, the preferred chemotherapy regimen in HNC care, is administered in higher concentrations (80-100 mg/m2) every 21 days, and at lower concentrations (30-40 mg/m2) administered weekly as part of the chemoradiation regimen.

Development of an optimized oral rinse formulation is in progress, with potential to progress to Phase 3 clinical trials in 2022, pending completion of drug formulation work and securing sufficient drug supply and working capital.

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

Expenditures on Brilacidin were approximately $1.0 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively, and approximately $3.3 million and $0.6 million during the nine months ended March 31, 2021 and 2020, respectively.

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

Expenditures on Kevetrin were insignificant during the both the quarters and nine months ended March 31, 2021 and 2020.

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

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $10.6 million for the next 12 months, including approximately $8.3 million for clinical activities, supportive research, and drug product. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended March 31, 2021 and 2020

Revenue

We did not generate revenue for the three months ended March 31, 2021 and 2020.

We incurred operating expenses of approximately $1.9 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$	%

Clinical studies and development research	$1,210,000	$323,000	$887,000	275%
Employees payroll and payroll tax expenses related to R&D Department	77,000	77,000	—	0%
Stock-based compensation - employees	14,000	22,000	(8,000)	(36)%
Stock-based compensation - consultants	27,000	13,000	14,000	108%
Reversal of forfeited stock-based compensation	—	(251,000)	251,000	(100)%
Depreciation and amortization expenses	95,000	92,000	3,000	3%
Total	$1,423,000	$276,000	$1,147,000	416%

Stock-based compensation - employees decreased during the three months ended March 31, 2021 due to valuation of stock awards vesting being lower to employees during the three months ended March 31, 2021 compared with the same period in 2020.

Stock-based compensation - consultants increased during the three months ended March 31, 2021 due to more stock awards were granted to consultants during the three months ended March 31, 2021 compared with the same period in 2020.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$	%

Insurance and health expense	$109,000	$105,000	$4,000	4%
Operating lease and utility expense	25,000	36,000	(11,000)	(31)%
Stock-based compensation-Officers	—	143,000	(143,000)	(100)%
Business development expense	49,000	143,000	(94,000)	(66)%
Other G&A	62,000	34,000	28,000	82%
Total	$245,000	$461,000	$(216,000)	(47)%

General and administrative expenses decreased during the three months ended March 31, 2021 primarily related to the decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$ %

Officers’ payroll and payroll tax expenses	$126,000	$131,000	$(5,000)	(4)%

Officers’ payroll and payroll tax expenses for the Company slightly decreased during the three months ended March 31, 2021.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$ %

Audit, legal and professional fees	$124,000	$57,000	$67,000	118%

Professional fees increased during the three months ended March 31, 2021 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$	%

Interest expense – debt	$(37,000)	$(59,000)	$22,000	(37)%
Interest expense – preferred stock liability	(2,005,000)	(11,000)	(1,994,000)	18,127%
Other Income (Expense), net	$(2,042,000)	$(70,000)	$(1,972,000)	2,817%

There was a decrease in interest expenses paid on the note payable – related party, because the decrease in the note payable due to the Company’s Chairman and CEO in the three months ended March 31, 2021 compared to the prior three-month-period (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was an increase in interest expense – preferred stock liability related to the new Series B-2 preferred stock for the three months ended March 31, 2021.

Net Losses

We incurred net losses of $4.0 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, because of the above-mentioned factors.

For the nine months ended March 31, 2021 and 2020

Revenue

We generated revenue of $0 and $0.4 million for the nine months ended March 31, 2021 and 2020, respectively. Revenue during the nine months ended March 31, 2020 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma (see Note 7 Exclusive License Agreement to the condensed consolidated financial statements).

We incurred operating expenses of approximately $6.5 million and $3.6 million for the nine months ended March 31, 2021 and 2020, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$	%

Clinical studies and development research	$4,191,000	$999,000	$3,192,000	320%
Officers’ payroll and payroll tax expenses related to R&D Department	—	232,000	(232,000)	(100)%
Employees payroll and payroll tax expenses related to R&D Department	310,000	217,000	93,000	43%
Stock-based compensation - officers	—	298,000	(298,000)	(100)%
Stock-based compensation - employees	46,000	82,000	(36,000)	(44)%
Stock-based compensation - consultants	88,000	29,000	59,000	203%
Reversal of forfeited stock-based compensation	—	(251,000)	251,000	(100)%
Depreciation and amortization expenses	283,000	279,000	4,000	1%
Total	$4,918,000	$1,885,000	$3,033,000	161%

Officers’ payroll decreased during the nine months ended March 31, 2021 because the Company’s President and Chief Medical Officer resigned on December 19, 2019.

Stock-based compensation - officers decreased during the nine months ended March 31, 2021 because of the resignation of our President and Chief Medical Officer on December 19, 2019, resulting in no compensation expense in the current nine-month-period, compared to compensation expense of $298,000 in the prior nine-month-period relating to equity awards granted in 2019 and 2020.

Stock-based compensation - employees decreased during the nine months ended March 31, 2021 due to valuation of stock awards vesting being lower to employees during the nine months ended March 31, 2021 compared with the same period in 2020.

Stock-based compensation - consultants increased during the nine months ended March 31, 2021 due to more stock awards were granted to consultants during the nine months ended March 31, 2021 compared with the same period in 2020.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$	%

Insurance and health expense	$337,000	$357,000	$(20,000)	(6)%
Operating lease and utility expense	77,000	104,000	(27,000)	(26)%
Stock-based compensation-Officers	—	143,000	(143,000)	(100)%
Business development expense	139,000	325,000	(186,000)	(57)%
Other G&A	187,000	151,000	36,000	24%
Total	$740,000	$1,080,000	$(340,000)	(31)%

General and administrative expenses decreased during the nine months ended March 31, 2021 primarily related to the decreases in promotion, advertising and office expenses.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Nine months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$ %

Officers’ payroll and payroll tax expenses	$378,000	$367,000	$11,000	3%

Officers’ payroll and payroll tax expenses for the Company slightly increased during the nine months ended March 31, 2021.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Nine months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$ %

Audit, legal and professional fees	$450,000	$279,000	$171,000	61%

Professional fees increased during the nine months ended March 31, 2021 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock and other increases in legal fees and other professional fees in 2021.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Nine months ended		Change
	March 31,		2021 vs. 2020
	2021	2020	$	%

Interest expense – debt	$(119,000)	$(155,000)	$36,000	(23)%
Interest expense – preferred stock liability	(4,702,000)	(51,000)	(4,651,000)	9,120%
Change in fair value – Series B preferred stock	-	102,000	(102,000)	(100)%
Warrants modification expense	-	(1,212,000)	1,212,000	(100)%
Impairment expense of operating lease	-	(643,000)	643,000	(100)%
Other Income (Expense), net	$(4,821,000)	$(1,959,000)	$(2,862,000)	146%

There was a decrease in interest expenses paid on the note payable – related party, because of the decrease in the note payable balance due to the Company’s Chairman and CEO in the nine months ended March 31, 2021 compared to the prior nine-month-period (see Note 11. Convertible Note Payable - Related Party to the condensed consolidated financial statements).

There was an increase in interest expense – preferred stock liability during the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020 related to the new Series B-2 preferred stock for the nine months ended March 31, 2021.

There was a decrease in impairment expense of operating lease of approximately $643,000, related to the operating lease right-of-use asset associated with the office space vacated by the Company in December 2019 (see Note 8 – Operating Leases to the condensed consolidated financial statements).

Net Losses

We incurred net losses of $11.3 million and $5.2 million for the nine months ended March 31, 2021 and 2020, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of March 31, 2021, we had approximately $13.0 million in cash compared to $6.0 million of cash as of June 30, 2020, and as of the date of this filing, we have approximately $12.1 million in cash. We currently anticipate that future budget expenditures will be approximately $10.6 million for the next 12 months, including approximately $8.3 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2021 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures (rounded to nearest thousand):

	Nine Months Ended		Change
	March 31,		Increase/
	2021	2020	(Decrease)
			%
Net cash used in operating activities	$(6,893,000)	$(2,334,000)	195%
Net cash used in investing activities	(53,000)	(57,000)	(7)%
Net cash provided by financing activities	13,940,000	2,587,000	439%
Net increase (decrease) in cash	$6,994,000	$196,000	3,468%

The increase in net cash used in operating activities of $4.6 million versus the prior nine-month- period was mainly due to increases in our losses from operations of $6.1 million, largely attributable to an increase in spending for research and development expenses on Brilacidin and a decrease in initial non-refundable payment from the exclusive license agreement signed with Alfasigma S.p.A., a global pharmaceutical company (see Note 7. Exclusive License Agreement to the consolidated financial statements).

Investing activities

The decrease in net cash used in investing activities versus the prior nine-month-period was due to a decrease in patent costs.

Financing activities

During the nine months ended March 31, 2021 and 2020, our total net financing activities provided cash of $13.9 million and $2.6 million, respectively.

During the nine months ended March 31, 2021, we raised approximately $4.6 million in net cash proceeds from sale of common stock to Aspire Capital, $5.0 million in net cash proceeds from issuance of Series B-2 preferred stock and $5.0 million in net cash from exercise of warrants, offset by purchase of treasury stock of $0.7 million.

During the nine months ended March 31, 2020, we raised approximately $2.6 million in net cash proceeds, from issuance of Series B preferred stock.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, plans to incur total expenses of approximately $10.6 million for the next 12 months, including approximately $8.3 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, the budget estimate may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

In the event that we are unable to generate sufficient cash from our 2020 Agreement with Aspire Capital or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (i.e. licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

Commitments and Contingencies

Please see Note 9 to the consolidated financial statements, Commitments and Contingencies, for a discussion of recent contractual commitments and contingent liability - disputed invoices.

Equity Transactions

During the period from July 31, 2020 to March 31, 2021, the Company generated proceeds of approximately $4.6 million under this 2020 Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. As of March 31, 2021, the available balance under the 2020 Agreement was approximately $25.4 million.

On December 9, 2020, the Company entered into 2020 Securities Purchase Agreement with KIPS Bay Select LP for the sale of an aggregate of 5,089 shares of the Company’s Series B-2 preferred stock for aggregate gross proceeds of approximately $5.0 million. An initial closing for the sale of 3,053 shares of the Series B-2 preferred stock closed on December 9, 2020 for aggregate gross proceeds of approximately $3.0 million, and the second closing for the sale of up to 2,036 shares of the Series B-2 preferred stock closed on February 8, 2021 for aggregate gross proceeds of approximately $2.0 million. Under the 2020 Securities Purchase Agreement, the Company will also issue to the investor warrants to purchase up to an additional 10,178 shares of preferred stock.

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

As of March 31, 2021, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2021, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 in the accompanying unaudited condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2020, other than as set forth below.

We may not be able to recruit patients for Brilacidin as a treatment for COVID-19 which would materially affect our business, financial condition and stock price.

Since November 2020, several pharmaceutical companies have received Emergency Use Authorization for their vaccines, which are currently being distributed in the US and abroad. The widespread distribution of vaccines in the U.S. has impacted recruitment at our US clinical trial sites but has not affected  our overseas sites.  The Company believes it can accomplish full recruitment of its Phase 2 study with its overseas sites.

If worldwide, a vaccine is successfully distributed, administered to the population, and effective against COVID-19, the recruitment for moderate to severe COVID-19 patients may decline over time, which could materially affect our ability to complete Phase 3 clinical trials and the business of therapies for this disease.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: May 13, 2021	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

