Form 10-K
period 2021-06-30
Innovation Pharmaceuticals Inc.
filed 2021-09-27
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2020 was $63,972,816 (355,404,535 shares), based on the closing price of the registrant’s common stock of $0.18.

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 22, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	437,096,222
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2021

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2021 refers to the fiscal year ended June 30, 2021.

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

BSL: Biological Safety Levels or Biosafety Levels (BSLs) are a series of biocontainment precautions applied to activities that take place in biological labs, in ascending order of containment based on the degree of the health-related risk associated with the work being conducted. They are safeguards designed to protect laboratory personnel, as well as the surrounding environment and community. These levels, which are ranked from one to four, are selected based on the agents or organisms that are being researched or worked on in any given laboratory setting. For example, a basic lab setting specializing in the research of nonlethal agents that pose a minimal potential threat to lab workers and the environment are generally considered BSL-1—the lowest biosafety lab level. A specialized research laboratory that deals with potentially deadly infectious agents like Ebola would be designated as BSL-4—the highest and most stringent level. The research to date on Brilacidin’s antiviral properties against the Coronavirus have mostly been researched at BSL-3 labs.

COVID-19 Variants: Numerous genetic viral mutations have emerged during the COVID-19 pandemic, giving rise to variants (new strains) of the original SARS-CoV-2 virus. A U.S. government Interagency Group (SIG) has created a three-tiered variant classification system—Variant of Interest, Variant of Concern or Variant of High Consequence. Currently, a number of variants have been identified as Variants of Interest, including: B.1.427, B.1.429, B.1.525 (Eta), B.1.526 (Iota), B.1.617.1 (Kappa), and B.1.617.3. The B.1.1.7 (Alpha), B.1.351 (Beta), B.1.617.2 (Delta) and P.1 (Gamma) variants of the original SARS-CoV-2 strain have been identified as Variants of Concern. Laboratory studies, as well as real-world data, show variants can reduce the efficacy of COVID-19 treatments and vaccines.

Covid-19 Breakthrough Infections: When a previously vaccinated individual contracts the virus resulting in infection. A breakthrough infection is specifically defined by the Centers for Disease Control and Prevention as the detection of SARS-CoV-2 RNA or antigen in a respiratory specimen collected from a person ≥14 days after receipt of all recommended doses of an FDA-authorized COVID-19 vaccine.

Coronavirus, SARS, SARS-CoV-2, COVID-19: Coronavirus Disease-2019 (COVID-19) is the disease caused by SARS-CoV-2, which is a new strain of coronavirus. SARS-CoV-2 is a positive sense, single-strand enveloped RNA virus. The Coronavirus name is derived from the Latin corona, meaning crown. The viral envelope under electron microscopy appears crown-like due to small bulbar projections formed by the viral spike (S) peplomers. SARS is the acronym for Severe Acute Respiratory Syndrome.

Cytotoxicity: The quality of being toxic to cells.

Defensin mimetics: Small compounds that mimic the structure and function of defensins, also known as host defense proteins.

EMA: The European Medicines Agency.

Emergency Use Authorization: An Emergency Use Authorization (EUA) is a mechanism to facilitate the availability and use of medical countermeasures during public health emergencies, such as the current COVID-19 pandemic.

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

In Vitro: Refers to the technique of performing a given experiment in a test tube, or, generally, in a controlled environment outside a living organism.

In Vivo: Refers to that which takes place inside an organism. In science, in vivo refers to experimentation done in or on the living tissue of a whole, living organism as opposed to a partial or dead one. Animal testing and clinical trials are forms of in vivo research.

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

SUMMARY RISK FACTORS

The following is a summary of the risks and uncertainties that could cause the Company’s business, financial condition or operating results to be harmed. Prospective investors should carefully consider all of the information in this report and, in particular, the disclosure included in this report under “Part I, Item 1A, Risk Factors,” before deciding whether to invest in the Company’s common stock.

Risks Related to Our Business

•	We need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds.

•	Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.

•	Newly emerging SARS-CoV-2 variants could reduce the effectiveness of Brilacidin as a potential COVID-19 treatment.

•	There can be no assurance that the product we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States.

•	We have no products approved for commercial sale to generate revenue.

•	In our existing or any future potential collaborations or partnerships, we will likely not be able to control all aspects of the development and commercialization of our compounds.

•	We depend on license agreements for the development and commercialization of certain compounds.

•	We have limited experience in drug and formulation development and may not be able to successfully develop any drugs.

•	Development of pharmaceutical products is a risky and time-consuming process subject to a number of factors, many of which are outside of our control and we are subject to regulatory authority permissions and approvals, most importantly the FDA.

•	We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials.

•	Success in early clinical trials may not be predictive or indicative of results in current ongoing clinical trials or potential future clinical trials.

•	We are subject to risks inherent in conducting clinical trials.

•	Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

•	We must comply with significant and complex government regulations.

•	We or third-party manufacturers we rely on may encounter failures or difficulties in manufacturing or formulating clinical development and commercial supplies of drugs.

•	We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

•	Even if we obtain regulatory approvals, our marketed drug candidates will be subject to ongoing regulation.

•	All of our Polymedix drug product candidates are licensed from or based upon licenses from the University of Pennsylvania.

•	We or our third-party manufacturers may fail to comply with manufacturing regulations.

•	Controls we or our third-party service providers have in place to ensure compliance with laws may not be effective to ensure compliance with all applicable laws and regulations.

•	The Company is exposed to product liability, clinical and preclinical liability risks which could place a substantial financial burden upon the Company should it be sued.

•	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

•	We may be unable to obtain or protect intellectual property rights relating to our products, and we may be liable for infringing upon the intellectual property rights of others.

•	Our potential collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk.

•	We may not be able to attract and retain highly skilled personnel or consultants.

•	We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

•	The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition.

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

•	The sale of our Class A Common Stock to Aspire Capital may cause substantial dilution to our existing stockholders.

•	In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock.

•	Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited.

•	Because our Class A Common Stock is considered “penny stock” you may have difficulty selling them in the secondary trading market.

•	Our stock price may be volatile and your investment in our Class A Common Stock could suffer a decline in value.

•	Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

•	Our directors and executive officers own or control a sufficient number of shares of our common stock to control our Company.

•	We do not intend to pay any cash dividends in the foreseeable future.

•	We may issue additional equity shares to fund the Company’s operational requirements which would dilute your share ownership.

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with anti-infective, oncology, anti-inflammatory and dermatology applications. The Company owns the rights to Brilacidin, our lead drug in a new class of compounds called defensin-mimetics, and Kevetrin (thioureidobutyronitrile), our anti-cancer compound.

Recent Developments

Brilacidin is being studied by the Company, as well as other independent researchers, as a potential broad-spectrum antiviral therapeutic for the treatment of viruses including the novel coronavirus (SARS-CoV-2), which is responsible for COVID-19.

In December 2020, the U.S. Food and Drug Administration (FDA) approved the Company’s Investigational New Drug (IND) application to proceed with initiation of a randomized, placebo-controlled Phase 2 clinical trial of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. Similar regulatory approval was obtained from the Russian Ministry of Health.

In January 2021, the FDA designated as a Fast Track development program the investigation of Brilacidin for the treatment for COVID-19.

In February 2021, the clinical trial of Brilacidin for treating hospitalized patients with COVID-19 in the United States and Russia began with patients being recruited to the study.

On February 9, 2021, antiviral results demonstrating Brilacidin’s inhibition of SARS-CoV-2 in cell culture were published in the journal Viruses.

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

In June 2021, 100 percent of the planned number of patients (n=120) were randomized in the study.

In July 2021, new in vitro data supporting Brilacidin’s broad-spectrum antiviral potential were presented by George Mason University/National Center for Biodefense and Infectious Disease researchers at the American Society of Virology’s Annual Meeting. Brilacidin showed inhibition in multiple human cell lines and in different strains of alphaviruses and bunyaviruses, building on earlier antiviral work in coronaviruses.

In July 2021, the independent DMC completed a second review of interim safety data from the Phase 2 clinical trial of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. From their review, the DMC agreed to recommend the trial continue with no further modifications to the protocol.

On July 30, 2021, the last subject’s final visit occurred in the Company’s COVID-19 clinical trial.

On August 2, 2021, the Company provided an update on ongoing Brilacidin antiviral laboratory research being conducted by different groups of scientists. Their research includes insights into Brilacidin’s antiviral mechanisms of action as well as in vitro data supporting Brilacidin’s inhibition of the Alpha and Gamma variants and different strains of human coronaviruses.

The Company has received individual patient Expanded Access (compassionate use) requests for Brilacidin to treat critically ill COVID-19 patients who are not responding to prior therapy. Expanded Access was implemented by the FDA and Congress to address physician applications for access to potentially lifesaving drugs, prior to FDA approval, for patients in their care when available treatment options have failed. Following receipt of such requests, the Company has supplied Brilacidin to relevant hospitals for individual patient use, with the FDA granting the treating physician permission for the emergency administration of Brilacidin.

The study results as of the date of this Form 10-K remain blinded. The Company and vendors are currently engaged in the process of completing the necessary tasks for the unblinding of the Brilacidin COVID-19 clinical trial and obtaining study results.

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

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. In January 2021, Alfasigma notified the Company that the Phase 1 study for the treatment of UP/UPS using Brilacidin in a proprietary Alfasigma formulation successfully completed dosing per protocol; an extra treatment cohort was subsequently added by amendment and commenced in 2Q 2021. In April 2021, the Company was notified that a Phase 2 multinational clinical trial for UP/UPS is planned to commence during the fourth quarter of 2021, and Alfasigma has ordered Brilacidin drug substance from the Company for use in this study. Due to a delay at the manufacturing vendor, delivery of drug substance to Alfasigma has moved out (mid 4Q2021), and the subsequent drug product manufacturing time will likely push any clinical trial start into 2022. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS.

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

Set forth below is an overview of our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Annual Report on Form 10-K:

Brilacidin

COVID-19 — Due to the global COVID-19 pandemic, the Company was approached by a number of organizations to research Brilacidin against the novel coronavirus (COVID-19). Material Transfer Agreements were signed with two academic institutions that operate Biosafety Level 3 Laboratories (BSL-3). Brilacidin drug substance (Brilacidin tetrahydrochloride) was provided for antiviral research.

The research data demonstrated that Brilacidin exerts potent inhibition of SARS-CoV-2 and thus supported Brilacidin as a promising COVID-19 drug candidate for clinical studies. Also of note, Brilacidin in these research studies demonstrated excellent synergistic antiviral activity when combined with Remdesivir, a broad-spectrum antiviral medication.

Research Highlights:

☐	Brilacidin potently inhibits SARS-CoV-2 in an ACE2 positive human lung cell line.
☐	Brilacidin achieved a high Selectivity Index of 426 (CC50=241μM/IC50=0.565μM).
☐	Brilacidin’s main mechanism appears to disrupt viral integrity and impact viral entry.
☐	Brilacidin and remdesivir exhibit excellent synergistic activity against SARS-CoV-2.

In a broader context, demonstration of Brilacidin’s direct antiviral activity against the SARS-CoV-2 virus supports the drug’s unique 3-in-1 therapeutic potential—antiviral, anti-inflammatory, antimicrobial—to treat COVID-19 and its associated complications.

A Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 has achieved full enrollment (n=120) in sites in the United States and Russa. The Company is now preparing for study unblinding, statistical analysis and reporting of data. The study is a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of Brilacidin in COVID-19 hospitalized patients. The trial’s primary endpoint is time to sustained recovery through Day 29, using a clinical status ordinal scale based on that used in the series of National Institute of Allergy and Infectious Diseases (NIAID) Adaptive COVID-19 Treatment Trials (ACTTs). Additional endpoints include: in-hospital outcomes (e.g., duration of hospitalization, time to discharge), all-cause mortality, measurement of disease biomarkers (e.g., CRP, ferritin) and inflammation-related biomarkers (e.g., IL-1β, IL-6, IL-10, total IL-18, TNF-α), changes to SARS-CoV-2 viral load, as well as other key measures.

In April 2021, the clinical trial’s independent DMC completed its scheduled review of interim safety data. Upon reaching 25 percent enrollment (30 subjects), recruitment was paused and a pre-specified unblinded safety data review and evaluation was conducted by the DMC. The DMC recommended increasing the dosing regimen of Brilacidin from 3 days to 5 days of treatment, as intended per the protocol, which the Company implemented. In July 2021, the independent DMC completed a second review of interim safety data; based on their review, the DMC agreed to recommend the trial continue with no further modifications to the protocol.

The Company is collaborating with a Regional Biocontainment Laboratory researcher investigating further research opportunities with Brilacidin as a treatment for the SARS-CoV-2 virus, other Human Coronaviruses (H-CoVs), and other types of viruses. Further, grant applications for federally-funded research are pending, and further grant applications are planned.

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study —A Phase 2a trial has previously been completed by the Company, comprised of three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. In January 2021, Alfasigma notified the Company that the Phase 1 study for the treatment of UP/UPS using Brilacidin in a proprietary Alfasigma formulation successfully completed dosing per protocol; an extra treatment cohort was subsequently added by amendment and commenced in 2Q 2021. In April 2021, the Company was notified that a Phase 2 multinational clinical trial for UP/UPS is planned to commence 4Q 2021, and Alfasigma has ordered Brilacidin from the Company for use in this study. Due to a delay at the manufacturing vendor, delivery of drug substance to Alfasigma has moved out (mid 4Q2021), and the subsequent drug product manufacturing time will likely push any clinical trial start into 2022.

See Note 7. Exclusive License Agreement of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

IBD, Ulcerative Colitis (UC) — Brilacidin is also being developed as a treatment in more extensive forms of IBD.

Development of a delayed release oral formulation has been in progress, with development work expanding into immediate release formulations due to unexpected findings encountered. Such findings appear due to the inherent physiochemical properties of the compound, and those of polymers used to achieve delayed release. An immediate release, multi-particulate capsule formulation has been developed and a ‘research and development’ batch has progressed to stability testing at the manufacturing vendor. Further work is ongoing, in preparation for manufacture of clinical trial supplies.

Based on these recent findings, the development plan for ulcerative colitis has been adapted with inclusion of Phase 1 testing of the immediate release oral formulation. Clinical trials will be able to progress pending completion of clinical trial supply manufacturing (currently scheduled for January 2022) and securing sufficient working capital.

Oral Mucositis (OM) study — In a randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of Head and Neck Cancer (HNC), Brilacidin markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM. The Company made available on its website a comparative data table (based on public information) showing Brilacidin compares favorably to other compounds in development for preventing and treating severe OM. The Company and the FDA have completed an End-of-Phase 2 meeting concerning the continuing development of Brilacidin oral rinse to decrease the incidence of severe OM in HNC patients receiving chemoradiation. Both parties agreed to an acceptable Brilacidin Phase 3 development pathway, including studying Brilacidin oral rinse effects on severe OM when cisplatin, the preferred chemotherapy regimen in HNC care, is administered in higher concentrations (80-100 mg/m2) every 21 days, and at lower concentrations (30-40 mg/m2) administered weekly as part of the chemoradiation regimen.

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

Expenditures on Brilacidin were approximately $5.0 million and $1.2 million during the years ended June 30, 2021 and 2020, respectively.

For Brilacidin overall, we see significant potential in treatment of COVID-19 (by the IV route), and in treatment of Oral Mucositis (by oral rinse) and IBD (by oral capsule or tablet). The available clinical data also suggest that other inflammatory conditions including various dermatology disorders and conditions may, likewise, be treated locally and efficaciously with Brilacidin.

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

Expenditures on Kevetrin were insignificant during the years ended June 30, 2021 and 2020.

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

Categories:

1.	Brilacidin, and related compounds
2.	Arylamide and Salicylamide compounds
3.	Anti-microbial compounds (including anti- Gram negative compounds)
4.	Kevetrin and related compounds

Patent Title	Status	Description

Arylamide Compounds And Compositions And Uses Thereof

United States: issued 11/24/15 and 01/01/19;

Europe: issued 03/04/15;

Japan: issued 05/15/15;

Australia: issued 11/28/13;

China: issued 10/01/14;

Canada: issued 8/9/16;

India: issued 10/23/17

Pending: United States (Other claims)

Patents Expire: 2027

Category 1 Brilacidin compound, compositions, and methods of treating bacterial ophthalmic infections

Synthetic Mimetics Of Host Defense And Uses Thereof	United States: issued 10/02/12; Taiwan: issued 04/01/15 Patents Expire: 2029 and 2030	Category 1 Brilacidin enantiomer, compositions and formulations, and methods of preparation of enantiomer; Methods of preparation of Brilacidin

Host Defense Protein (HDP) Mimetics For Prophylaxis And/Or Treatment Of Inflammatory Diseases of the Gastrointestinal Tract	Pending – United States, Patent Cooperation Treaty (PCT) – National phase entered in Australia. Europe and Japan– Granted Patents Expire: 2036	Category 1 Treatment Of Inflammatory Diseases of the Gastrointestinal Tract

Compounds For Use In Treatment Of Mucositis

United States: issued 08/12/14, 10/13/15, 10/4/16, 10/24/17, 02/19/19, and 3/31/20;

Europe: issued 10/11/17;

Japan: issued 11/06/15;

Taiwan: issued 2/11/16;

China: issued 04/20/16;

Australia: issued 10/6/16;

Israel: issued 7/31/18;

South Korea: issued 8/14/19;

Canada: issued 6/16/20.

Pending: Russia,

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

Thailand

Other applications filed independent of PCT: Argentina, Venezuela

Patents expire: 2030

Category 4 - Kevetrin and related compounds

In 2021, the Company filed a non-provisional patent application with the U.S. Patent and Trademark Office in support of Brilacidin’s use as an antiviral treatment including the SARS-CoV-2 virus.

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

GOVERNMENT REGULATION

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations govern the testing, development, manufacture, quality control, distribution, safety, effectiveness, labeling, storage, record keeping, reporting, approval, advertising and promotion, and import and export of our investigational products. Failure to comply with FDA requirements may result in enforcement action, including warning letters, fines, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market. Although the discussion below focuses on regulation in the United States, which is our primary initial focus, we anticipate seeking approval to market our products in other countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.

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

Fast Track Designation and Priority Review

Certain of our product candidates, such as Brilacidin for the indications of SARS-CoV-2 and Oral Mucositis, and Kevetrin for the indication of ovarian cancer, have been awarded Fast Track designation. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product’s development.

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

Expanded Access

Sometimes called “compassionate use”, expanded access is a potential pathway for a patient with an immediately life-threatening condition or serious disease or condition to gain access to an investigational medical product (drug, biologic, or medical device) for treatment outside of clinical trials when no comparable or satisfactory alternative therapy options are available.

Expanded access may be appropriate when all the following apply:

•	Patient has a serious disease or condition, or whose life is immediately threatened by their disease or condition.

•	There is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition.

•	Patient enrollment in a clinical trial is not possible.

•	Potential patient benefit justifies the potential risks of treatment.

•	Providing the investigational medical product will not interfere with investigational trials that could support a medical product’s development or marketing approval for the treatment indication.

Investigational drugs, biologics or medical devices have not yet been approved or cleared by FDA and FDA has not found these products to be safe and effective for their specific use. Furthermore, the investigational medical product may, or may not, be effective in the treatment of the condition, and use of the product may cause unexpected serious side effects.

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

PAYCHECK PROTECTION PROGRAM

During the years ended June 30, 2021 and 2020, the Company received loan proceeds in the amount of approximately $93,000 and $79,000, respectively, under the Paycheck Protection Program (“PPP”) and it was recorded under loan payable. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The Company applied for the forgiveness of the first loan and such application is in process. The Company intends to apply for forgiveness of the second PPP loan as well.

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

With respect to Kevetrin, our lead compound for cancer, there are many drugs approved to treat cancers and many more in the publicly disclosed development pipeline. The same is true for our other compound in clinical development, Brilacidin. There are many drugs approved to treat various forms of inflammatory bowel diseases, and ABSSSI, and many more in the publicly disclosed development pipeline. There is no drug yet approved for preventing severe oral mucositis in head and neck cancer patients.

Several pharmaceutical companies have received FDA approval or an Emergency Use Authorization (EUA) for their COVID-19 treatments and vaccines, which are currently being distributed in the U.S., and abroad. While the widespread distribution of such treatments and vaccines have helped mitigate the pandemic, both in reducing the number of severely infected patients and providing relief to those infected, the virus continues to evolve. Mutations, in the form of variants, are showing signs of overcoming current COVID-19 treatments and vaccines, leading to rising case numbers and more breakthrough infections. In this broader context of the pandemic, the Company anticipates a continued need for novel antiviral therapeutics.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the effectiveness of alternative products, the level of competition and the availability of coverage and adequate reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency (EMA), or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Our success depends on our ability to identify types of these respective diseases where our drugs have an advantage over existing therapies and those in the publicly disclosed development pipeline.

EMPLOYEES

As of June 30, 2021, the Company had 4 employees. The Company also conducts its operations using contractors and consultants.

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

We currently have an approximate $11.3 million cash balance in the bank as of the date of this filing, but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $10.2 million in the upcoming fiscal year ending June 30, 2022 to operate our business in accordance with our business plans and budgets.

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

Newly emerging SARS-CoV-2 variants could reduce the effectiveness of Brilacidin as a potential COVID-19 treatment.

Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally during this pandemic. While Brilacidin is showing an ability in vitro to be resistant to SARS-CoV-2 mutations, the compound might not continue to do so based on the potential emergence of new variants in the future.

There can be no assurance that the product we are developing for COVID-19 would be granted an Emergency Use Authorization by the FDA or similar authorization by regulatory authorities outside of the United States if we were to decide to apply for such an authorization. If we do not apply for such an authorization or, if we do apply and no authorization is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue the new drug licensure process in order to sell our product, which is lengthy and expensive.

We may seek an Emergency Use Authorization, or EUA, from the FDA or similar authorization from regulatory authorities outside of the United States, such as conditional marketing authorization from the EMA. If we apply for an EUA and it is granted, an EUA will authorize us to market and sell our COVID-19 treatment under certain conditions of authorization as long as the public health emergency exists. The FDA expects that companies which receive an EUA for COVID-19 treatments will proceed to licensure of their products under a full New Drug Application (NDA). The FDA may issue an EUA during a Public Health Emergency if the agency determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. There is no guarantee that we will apply for an EUA or other similar authorization or, if we do apply, that we will be able to obtain such authorization. If an EUA or other authorization is granted, we will rely on the FDA or other applicable regulatory authority policies and guidance governing treatments authorized in this manner in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted. An EUA authorizing the marketing and sale of our product will terminate upon expiration of the Public Health Emergency, which is a determination made by the Secretary of Health and Human Services. The FDA may also terminate an EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA or similar authorization from regulatory authorities outside of the United States, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our ability to market and sell our COVID-19 treatment, which could adversely impact our business, financial condition and results of operations.

We have no products approved for commercial sale to generate revenue, however we signed an Exclusive License Agreement in 2019.

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

We have limited experience in drug and formulation development and may not be able to successfully develop any drugs.

We have limited experience in drug and formulation development and may not be able to successfully develop any drugs or drug formulations necessary to achieve a drug’s potential as seen in preclinical research and early clinical studies. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

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

We used Brilacidin in a water base, administered by enema, in our Phase 2 UP/UPS study. However, a commercial product for IBD ulcerative colitis will need a different formulation (e.g. Brilacidin in capsule or tablet). Formulation development is in progress. There is no assurance we will be successful in developing new formulations for possible commercialization.

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

We have limited experience in conducting and supervising clinical trials that must be performed to obtain data to submit in applications for approval by the FDA. Because we have limited experience in conducting or supervising clinical trials, we outsource a significant amount of the work relating to our clinical trials to third parties. We therefore have less control over the conduct of our clinical trials, the timing and completion of the trials, the required reporting of adverse events, and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. We are now awaiting our vendors to complete the data management review before unblinding our COVID-19 study. Had we had the staff and experience to do this in house, it is likely the process would be quicker and result in cost savings.

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

We are subject to risks inherent in conducting clinical trials. Non-compliance with the FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or commercializing our drug candidates, which could cause us to cease operations.

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

We have ordered Brilacidin API (active pharmaceutical ingredient) for delivery in January 2022, for use in our planned oral mucositis Phase 3 clinical study. There is no assurance the order will be manufactured or received timely. We have encountered prior delays and cost overruns in ordering the production of Brilacidin API.

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

For example, with respect to Kevetrin, our lead compound in development for treating cancers, there are many drugs approved to treat various cancers and many more in the publicly disclosed pipeline. Our success depends on our ability to identify tumor types where Kevetrin has an advantage over existing therapies and those in the publicly disclosed pipeline. The same is true for our compound, Brilacidin. Numerous drugs are already FDA approved for the treatment of IBD, ABSSSI, and COVID-19. Although there is presently no drug approved for the prevention and treatment of oral mucositis for head and neck cancers, there are numerous clinical trials in progress and Kepivance is approved for limited use in patients with hematologic malignancies.

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

As of September 22, 2021, there were 437.1 million shares of our Class A common stock outstanding and 15.6 million shares of our Class B common stock outstanding. In addition, as of June 30, 2021, there were outstanding stock options and a convertible note representing the potential issuance of approximately an additional 8.7 million shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

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

As of June 30, 2021, the last closing price of our Class A Common Stock, as quoted on the OTC, was $0.22 per share, and on September 22, 2021, the last closing price was $0.23 per share. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At September 22, 2021, our directors and executive officers own or control approximately 27% of the outstanding voting power of our common stock. During the year ended June 30, 2021, Mr. Ehrlich, the Company’s Chairman and CEO, purchased all his remaining shares of the Class B common stock, par value $0.0001 per share. Mr Ehrlich holds 15,641,463 shares of our Class B common stock after this exercise. Accordingly, our directors and executive officers, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our current Company headquarters is located at 301 Edgewater Place - Suite 100, Wakefield, MA 01880, a suite that maintains our virtual offices, and if needed, the use of physical offices, meeting rooms, and business support services on a fee for use basis. All our employees and consultants work remotely.

ITEM 3. LEGAL PROCEEDINGS

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

The information called for by this item is incorporated herein by reference to the information set forth in Note 8 Commitment and contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock symbol is “IPIX” and is quoted on the OTCQB. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions.

Number of Shareholders

As of September 22, 2021, a total of approximately 437,096,222 of the Company’s common stock are outstanding and held by approximately 68 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers.

Dividends

The Company has not paid any cash dividends to our shareholders since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future. The accrued dividend at the balance sheet represents portion of the unpaid accrued dividend to our Series B 5% convertible preferred stockholders. See Notes 14 and 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

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

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2021 refers to the fiscal year ended June 30, 2021.

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

As a result of the advent of the COVID-19 pandemic, we were approached by several organizations, including two academic institutions having Biosafety Level 3 Laboratories (BSL-3), interested in evaluating Brilacidin as an experimental new drug for COVID-19 and its underlying coronavirus (SARS-CoV-2). Early research indicated that Brilacidin was a promising therapeutic candidate and subsequent extensive pre-clinical research in multiple human cell lines have lent further evidence and support for continued research into Brilacidin’s antiviral properties. Brilacidin has shown consistent in vitro inhibition in a cell-type independent manner in different strains of coronaviruses, alphaviruses and bunyaviruses. In light of the ongoing pandemic and drug development environment, we have prioritized development of Brilacidin for COVID-19, including the conduct of a Phase 2 randomized, blinded, placebo-controlled clinical trial of Brilacidin in patients hospitalized with moderate-to-severe COVID-19. The trial has fully enrolled, with the Company preparing for study unblinding, statistical analysis and reporting of data.

Brilacidin formulation development work is in progress: For treating ulcerative colitis, we are engaged in the development of an oral formulation (i.e. capsule or tablet). For treating oral mucositis we are engaged in optimizing an oral rinse formulation for the treatment of severe oral mucositis.

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

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $10.2 million for the next 12 months, including approximately $8.2 million for clinical activities, supportive research, and drug product. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Revenue

We generated revenue of $0 and $0.4 million for the fiscal years ended June 30, 2021 and 2020, respectively. Revenue during the fiscal years ended June 30, 2020 represented the initial non-refundable payment from the exclusive license agreement signed with Alfasigma (see Note 7. Exclusive License Agreement of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

We incurred operating expenses of approximately $9.0 million and $5.1 million for the fiscal years ended June 30, 2021 and 2020, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	Year ended		Change
	June 30,		2021 Vs. 2020
	2021	2020	$	%

Clinical studies and development research	$6,056,000	$1,616,000	4,440,000	275%
Officers’ payroll and payroll tax expenses related to R&D department	—	232,000	(232,000)	(100)%
Employees payroll and payroll tax expenses related to R&D department	398,000	382,000	16,000	4%
Stock-based compensation – officer	—	47,000	(47,000)	(100)%
Stock-based compensation – employee	59,000	104,000	(45,000)	(43)%
Stock-based compensation – consultants	125,000	38,000	87,000	229%
Depreciation and amortization expenses	378,000	373,000	5,000	1%
Total	$7,016,000	$2,792,000	4,224,000	151%

Fiscal 2021 compared to Fiscal 2020 – Research and development expenses for proprietary programs increased during the year ended June 30, 2021 compared with the year ended June 30, 2020, primarily due to more spending on our Brilacidin program for the fiscal year 2021.

Officers’ payroll decreased during the year ended June 30, 2021 because the Company’s President and Chief Medical Officer resigned on December 19, 2019.

Employees payroll and payroll tax expenses increased during the year ended June 30, 2021 compared with the year ended June 30, 2020, due to more employees engaged in preclinical development after June 30, 2020, which led to the increase in employees’ payroll during the year ended June 30, 2021.

Stock-based compensation for employee decreased during the year ended June 30, 2021 due to equity-based awards issued to an employee in 2016 and in 2017 being fully expensed during the year ended June 30, 2020, therefore, less stock-based compensation – employee was incurred during the year ended June 30, 2021.

Stock-based compensation - consultants increased during the year ended June 30, 2021 due to more options being issued to consultants during the year ended June 30, 2021 compared with the year ended June 30, 2020.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2021 Vs. 2020
	2021	2020	$	%

Insurance and health expense	$405,000	$473,000	(68,000)	(14)%
Directors fee	150,000	50,000	100,000	200%
Rent and utility expense	100,000	133,000	(33,000)	(25)%
Stock-based compensation – officer & directors	—	237,000	(237,000)	(100)%
Business development expense	141,000	377,000	(236,000)	(63)%
Other G&A	167,000	159,000	8,000	5%
Total	$963,000	$1,429,000	(466,000)	(33)%

Fiscal 2021 compared to Fiscal 2020 - General and administrative expenses decreased during the fiscal 2021, primarily due to the decrease in stock-based compensation - officers of $237,000 (see Note 13. Equity Transactions of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K) and decrease in business development expense of $236,000 due to less business development consultants’ fees and business events during fiscal 2021.

Officers’ payroll and payroll tax expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2021 Vs. 2020
	2021	2020	$ %

Officers’ payroll and payroll tax expenses	$499,000	$480,000	19,000	4%

Fiscal 2021 compared to Fiscal 2020 - There was a slight increase in officers’ payroll and payroll tax expenses for the Company during the fiscal 2021, due to the increase in payroll taxes.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Year ended		Change
	June 30,		2021 Vs. 2020
	2021	2020	$ %

Audit Fee, legal and professional fees	$537,000	$357,000	180,000	50%

Fiscal 2021 compared to Fiscal 2020 - Professional fees increased during the fiscal 2021 primarily related to the increases in legal fees and other professional fees in 2021.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	Year ended		Change
	June 30,		2021 Vs. 2020
	2021	2020	$	%

Interest expense – debt	$(155,000)	$(208,000)	(53,000)	(25)%
Interest expense – preferred stock liability	(4,702,000)	(52,000)	4,650,000	8,942%
Change in fair value – Series B preferred stock	—	102,000	(102,000)	(100)%
Warrants modification expense	—	(1,212,000)	(1,212,000	(100)%
Impairment expense of operating lease	—	(643,000)	(643,000)	(100)%
Other Income (Expense), net	$(4,857,000)	$(2,013,000)	2,844,000	141%

Fiscal 2021 compared to Fiscal 2020

There was a decrease in interest expenses paid on the note payable – related party, because of the decrease in the note payable balance due to the Company’s Chairman and CEO. He exercised his options to purchase 3.1 million shares of Class B common stock by the cancellation of debt during the year ended June 30, 2021 compared to the year ended June 30, 2020 (see Note 11. Convertible Note Payable – Related Party of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

There was an increase in interest expense – preferred stock liability during the year ended June 30, 2021 compared with the year ended June 30, 2020 related to the new issuances of Series B-2 preferred stock in January and February, 2021. The interest expense – preferred stock liability of 2021 consists mainly of beneficial conversion feature and warrant discounts of $4,663,000 and issuance costs paid of $25,000 and accrued dividend of $15,000.

There was a decrease in change in fair value related to the Series B preferred stock during the year ended June 30, 2021 compared with the year ended June 30, 2020, due to the valuation of the warrants to purchase Preferred stock performed in 2020.

There was a decrease in warrants modification expense of approximately $1,212,000 during the year ended June 30, 2021 compared with the year ended June 30, 2020, due to modification expense in connection with the extension of the termination date for each warrant in 2020. The Company did not have this expense in the year ended June 30, 2021.

There was a decrease in impairment expense of operating lease of approximately $643,000, related to the operating lease right-of-use asset associated with the office space vacated by the Company in December 2019.

Net Losses

We incurred net losses of $13.9 million and $6.6 million for the years ended June 30, 2021 and 2020, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2021, we had approximately $10.2 million in cash compared to $6.0 million of cash as of June 30, 2020, and as of the date of this filing, we have approximately $11.3 million in cash. We currently anticipate that future budget expenditures will be approximately $10.2 million for the next 12 months, including approximately $8.2 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2022 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2021 and 2020 (rounded to nearest thousand):

	Year ended		Change
	June 30,		Increase/
	2021	2020	(Decrease)
			%
Net cash used in operating activities	$(9,495,000)	$(4,156,000)	128%
Net cash used in investing activities	(72,000)	(91,000)	(21)%
Net cash provided by financing activities	13,743,000	9,686,000	42%
Net increase (decrease) in cash	$4,176,000	$5,439,000	(23)%

The increase in net cash used in operating activities of $5.3 million versus the prior-year was mainly due to the increase in our loss from operations of $7.2 million, largely attributable to an increase in spending for clinical research and development expenses of $4.4 million. This also included the repayment of accrued officers’ salaries of $1.2 million.

The use of cash principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation of $0.2 million, patent amortization of $0.4 million, interest expense on preferred stock of $4.6 million, and changes in our working capital accounts.

Investing activities

The decrease in net cash used in investing activities versus the prior-year was due to decrease in spending in patent costs.

Financing activities

In 2021, we raised approximately $14.6 million in net cash proceeds, from exercise of warrants to purchase preferred stock and the issuance of common stock, offset by purchase of treasury stock of $0.7 million and repayment of note payable to officer of $0.2 million.

In 2020, we raised approximately $9.7 million in net cash proceeds, from exercise of warrants to purchase preferred stock and the issuance of common stock, offset by purchase of treasury stock of $0.06 million.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $10.2 million for the next 12 months, including approximately $8.2 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

Commitments and Contingencies

Please see Note 9. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, for a discussion of recent contractual commitments and contingent liability - disputed invoices.

Equity Transactions

From July 31, 2020 (date of agreement) to September 14, 2020, the Company has generated additional proceeds of approximately $1.8 million under the 2020 Agreement with Aspire Capital from the sale of approximately 8.5 million shares of its common stock. Since September 14, 2020, we have not obtained financing through Aspire Capital.

During the year ended June 30, 2021, the Company issued 3,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $3.0 million, upon exercise of 3,053 Series 1 warrants issued by the Company. In addition, the Company issued 2,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2.0 million, upon exercise of 2,053 Series 2 warrants issued by the Company.

Subsequent Events

Equity Transactions

From July 1, 2021 to the date of the issuance of the accompanying financial statements, the Company issued 2,036 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2.0 million, upon exercise of 2,036 Series 1 warrants issued by the Company. In addition, the Company issued 1,000 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $1.0 million, upon exercise of 1,000 Series 2 warrants issued by the Company. At the same time, there were 3,036 preferred stock shares converted to approximately 18.9 million shares of common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVATION PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Innovation Pharmaceuticals Inc.

Wakefield, MA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovation Pharmaceuticals, Inc. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the audits of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock-Based Compensation

As described in Note 13 and 14 to the consolidated financial statements, the Company recorded stock-based compensation related to the issuance of common stock, stock options and warrants. Management establishes their estimates for the value of the stock-based compensation related to common stock issued for services using historical stock price information. Management uses a valuation model requiring various inputs to establish their estimates for the value of stock options and warrants.

The principal considerations for our determination that performing procedures relating to stock-based compensation is a critical audit matter are due to the material impact it has on the consolidated financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of the historical stock price information used by management for the valuation of the common stock along with evaluating the reasonableness of the input’s management used in the valuation model related to the stock options and warrants to determine the stock-based compensation expense.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 27, 2021

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND 2020

(Rounded to nearest thousand except for share data)

	June 30,	June 30,
	2021	2020
ASSETS
Current Assets:
Cash	$10,194,000	$6,018,000
Prepaid expenses and other current assets	495,000	92,000
Total Current Assets	10,689,000	6,110,000
Other Assets:
Patent costs - net	2,754,000	3,060,000
Deferred offering costs	778,000	—
Security deposit	78,000	78,000
Total Other Assets	3,610,000	3,138,000
Total Assets	$14,299,000	$9,248,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,498,000, respectively)	$2,563,000	$2,043,000
Accrued expenses - (including related party accruals of approx. $8,000 and $19,000, respectively)	348,000	59,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,915,000 and $2,777,000, respectively)	1,992,000	3,215,000
Operating lease - current liability	165,000	138,000
Note payable - related party	1,283,000	1,822,000
Accrued dividend - Series B 5% convertible preferred stock	15,000	13,000
Loan payable	172,000	79,000
Total Current Liabilities	6,538,000	7,369,000
Other Liabilities:
Operating lease - long term liability	252,000	417,000
Total Liabilities	6,790,000	7,786,000

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 426,673,198 shares and 329,829,992 shares issued as of June 30, 2021 and 2020, respectively, 418,157,142 shares and 329,170,544 shares outstanding as of June 30, 2021 and 2020, respectively.	42,000	33,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 18,000,000 shares and 1,818,180 shares issued as of June 30, 2021 and 2020, respectively, and 15,641,463 shares and 1,818,180 shares outstanding as of June 30, 2021 and 2020, respectively	2,000	—
Additional paid-in capital	124,835,000	102,819,000
Accumulated deficit	(115,116,000)	(101,244,000)
Treasury Stock, at cost (10,874,593 shares and 659,448 shares as of June 30, 2021 and June 30, 2020, respectively)	(2,254,000)	(146,000)
Total Stockholders’ Equity	7,509,000	1,462,000
Total Liabilities and Stockholders’ Equity	$14,299,000	$9,248,000

The accompanying notes are an integral part of these consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Rounded to nearest thousand except for shares and per share data)

	For the Years Ended
	June 30,
	2021	2020

Revenues	$—	$423,000

Operating expenses:
Research and development expenses	7,016,000	2,792,000
General and administrative expenses	963,000	1,429,000
Officers’ payroll and payroll tax expenses	499,000	480,000
Professional fees	537,000	357,000
Total operating expenses	9,015,000	5,058,000

Loss from operations	(9,015,000)	(4,635,000)

Other expenses
Change in fair value of preferred stock	—	102,000
Interest expense – debt	(155,000)	(208,000)
Interest expense – preferred stock	(4,702,000)	(52,000)
Warrants modification expense	—	(1,212,000)
Impairment expense of operating lease	—	(643,000)
Total other expenses	(4,857,000)	(2,013,000)

Loss before provision for income taxes	(13,872,000)	(6,648,000)
Provision for income taxes	—	—
Net loss	$(13,872,000)	$(6,648,000)

Net loss per share, basic and diluted	$(0.04)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	386,163,208	238,436,372

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Rounded to nearest thousand, except for shares data):

	Common Stock A		Common Stock B		Additional
		Par Value		Par Value	Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2019	202,631,923	$21,000	909,090	$91	$90,537,000	$(94,596,000)	228,218	$(91,000)	$(4,129,000)
Stock options issued to consultant for services at $0.089 - $0.43	—	—	—	—	34,000	—	—	—	34,000
Stock options issued to employee for services at $0.398 - $1.37	—	—	—	—	76,000	—	—	—	76,000
Stock options issued to officer as equity awards at $0.1 to $0.705	—	—	—	—	205,000	—	—	—	205,000
Shares issued to consultant for services at $0.84 - $1.38	—	—	—	—	5,000	—	—	—	5,000
Shares issued to employee for services at $0.132 - $1.37	—	—	—	—	28,000	—	—	—	28,000
Shares issued to officer as equity awards at $0.1 to $0.705	—	—	—	—	330,000	—	—	—	330,000
Issuance of 1,525,500 shares to directors and Consultant	1,525,000	—	—	—	—	—	—	—	—
Issuance of 1,066,667 shares to Officer & 421,611 shares were withheld for tax purposes as Treasury shares	1,066,667	—	—	—	—	—	—	—	—
Issuance of 58,394 shares to employee & 9,619 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(431,230)	—	—	—	—	—	431,230	(55,000)	(55,000)
Conversion of preferred stocks to common stock	116,319,790	11,000	—	—	4,906,000	—	—	—	4,917,000
Excess of exercise price of 8,912 warrants over fair value	—	—	—	—	2,580,000	—	—	—	2,580,000
To reverse the option expense & stock awards granted for our resigned CMO	—	—	—	—	(251,000)	—	—	—	(251,000)
To adjust the 41 Pref stock from $982.5 to $535.12	—	—	—	—	18,000	—	—	—	18,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B	—	—	909,090	—	100,000	—	—	—	100,000
Exercise of 8,000,000 warrants at $0.38	8,000,000	1,000	—	—	3,039,000	—	—	—	3,040,000
Warrants modification expense	—	—	—	—	1,212,000	—	—	—	1,212,000
Net loss	—	—	—	—	—	(6,648,000)	—	—	(6,648,000)
Balance at June 30, 2020	329,170,544	33,000	1,818,180	—	102,819,000	(101,244,000)	659,448	(146,000)	1,462,000

Shares sold to Aspire Capital under 2020 Agreement at $0.20 - $0.22 range	22,500,000	2,000	—	1,000	4,600,000	—	—	—	4,603,000
Shares issued as commitment fee of $1,438,000 on 7/31/2020 at $0.23, net of amortization of offering costs of $120,000	6,250,000	1,000	—	—	1,437,000	—	—	—	1,438,000
Offering cost	—	—	—	—	(659,000)	—	—	—	(659,000)
Shares issued to employee for services at $0.132 to $0.398	—	——	—	—	16,000	—	—	—	16,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	44,000	—	—	—	44,000
Stock options issued to consultant for services at $0.14 to $0.43	—	—	—	—	123,000	—	—	—	123,000
Issuance of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	—	—	2,200,000	—	242,000	—	—	—	242,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(412,238)	—	—	—	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(21,606)	—	—	—	—	—	21,606	(3,000)	(3,000)
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B & 181,096 shares were withheld for tax purposes as Treasury shares	—	—	909,090	—	100,000	—	—	—	100,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(181,096)	—	—	—	181,096	(37,000)	(37,000)
To record Series B Discount - Warrants	—	—	—		1,410,000	—	—	—	1,410,000
To record issuance costs Series 1 & 2 Warrants	—	——	—	—	(10,000)	—	—	—	(10,000)
To record beneficial conversion feature associated with the issuance of the 5,089 shares of Series B-2 preferred stock	—	—	—	—	3,253,000	—	—	—	3,253,000
Conversion of 10,207 preferred stocks into 68,034,812 common stocks	68,034,812	7,000	—	—	10,022,000	—	—	—	10,029,000
Cancellation of 6,980,583 Class A shares to satisfy the purchase of 13,072,730 shares of Common Stock Class B	(6,980,583)	(1,000)	13,072,730	1,000	1,438,000	—	6,980,583	(1,438,000)	—
Shares were withheld for tax purposes as Treasury Shares	(854,419)	—	(1,765,203)	—	—	—	2,619,622	(540,000)	(540,000)
Net loss	—	—	—	—	—	(13,872,000)	—	—	(13,872,000)

Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

(Rounded to nearest thousand)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,872,000)	$(6,648,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	183,000	427,000
Amortization of patent costs	378,000	372,000
Depreciation of equipment	—	1,000
Interest expense-preferred stock	4,663,000	52,000
Change in fair value of preferred stock	—	(102,000)
Warrants modification expense	—	1,212,000
Impairment expense of operating lease	—	643,000

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(403,000)	(46,000)
Accounts payable	520,000	(84,000)
Accrued expenses	289,000	(26,000)
Accrued officers’ salaries and payroll taxes	(1,223,000)	52,000
Operating lease liability	(138,000)	(88,000)
Accrued dividend	15,000	—
Loan payable	93,000	79,000
Net cash used in operating activities	(9,495,000)	(4,156,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(72,000)	(91,000)
Net cash used in investing activities	(72,000)	(91,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	4,603,000	—
Proceeds from issuance of Series B Preferred stocks, net of financing costs	4,990,000	—
Proceeds from exercise of preferred stock warrants	5,017,000	6,701,000
Proceeds from exercise of common stock warrants	—	3,040,000
Purchase of treasury stock	(670,000)	(55,000)
Repayment of note payable to officer	(197,000)	—
Net cash provided by financing activities	13,743,000	9,686,000

NET DECREASE IN CASH	4,176,000	5,439,000
CASH, BEGINNING OF YEAR	6,018,000	579,000
CASH, END OF YEAR	$10,194,000	$6,018,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$59,000	$216,000
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Initial warrant valuation	$—	$1,212,000
Shares issued as deferred offering costs	$1,438,000	$—
Cancellation of 6,980,583 Class A shares for the purchase of 13,072,730 shares of Common Stock Class B	$1,438,000	$—
Conversion of Series B Convertible Preferred stock to Common stock	$10,029,000	$4,907,000
Excess of exercise price of warrants at $850-$950 over fair value of $535	$—	$2,598,000
Cancellation of shareholder debt for the purchase of 909,090 shares of Common Stock Class B shares	$342,000	$100,000
Dividend paid by Series B-2 Preferred Shares	$13,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2021 AND 2020

1. Basis of Presentation and Nature of Operations

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

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the year ended June 30, 2021 and 2020.

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

2. Liquidity

As of June 30, 2021, the Company’s cash amounted to $10.2 million and current liabilities amounted to $6.5 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. Our net losses incurred for the years ended June 30, 2021 and 2020, amounted to $13.9 million and $6.6 million, respectively, and we had working capital of approximately $4.2 million at June 30, 2021 and a working capital deficit of approximately $(1.3) million at June 30, 2020.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. As of June 30, 2021, the available balance was $25.4 million.

We anticipate that future budget expenditures will be approximately $10.2 million for the next 12 months, including approximately $8.2 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2022 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings. There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Basic Loss per Share

Basic and diluted loss per share is computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2021 and 2020, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Year Ended
	June 30,
	2021	2020
Net loss per share, basic and diluted	$(0.04)	$(0.03)
Net loss per common shares outstanding:
Common stock - Class A	$(0.04)	$(0.03)
Common stock - Class B	$(1.46)	$(5.84)
Total of Class A and Class B	$(0.04)	$(0.03)

Weighted average shares outstanding:
Class A common stock	376,659,381	237,298,768
Class B common stock	9,503,827	1,137,604
Total weighted average shares outstanding	386,163,208	238,436,372

Antidilutive securities not included:
Stock options	6,017,294	21,457,124
Stock options arising from convertible note payable and accrued interest	2,567,476	3,666,190
Restricted stock grants	116,786	116,787
Total	8,701,556	25,240,101

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of June 30, 2021. There were 659,448 shares of Class A common stock held in treasury, purchased at a total cumulative cost of $146,000 as of June 30, 2020 (see Note 14. Equity Transactions).

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	June 30, 2021	June 30, 2020

Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,280,000	1,208,000
		5,506,000	5,434,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,373,000)	(2,069,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(379,000)	(305,000)
Total		$2,754,000	$3,060,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the years ended June 30, 2021 and 2020 was approximately $378,000 and $372,000, respectively.

At June 30, 2021, the future amortization period for all patents was approximately 4.18 years to 16.75 years. Future estimated amortization expenses are approximately $379,000 for each year from 2022 to 2026, and a total of $859,000 for the year ending June 30, 2027 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2021	June 30, 2020

Accrued research and development consulting fees	$340,000	$40,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	—	11,000

Total	$348,000	$59,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2021	June 30, 2020

Accrued salaries - related parties	$1,785,000	$2,647,000
Accrued payroll taxes - related parties	130,000	130,000
Accrued salaries – others	—	279,000
Accrued salaries – employee	—	91,000
Withholding tax - payroll	77,000	68,000

Total	$1,992,000	$3,215,000

7. Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement.

The Company generated revenue of $0 million and $0.4 million for the years ended June 30, 2021 and 2020, respectively. Revenue during the years ended June 30, 2020 represented the initial non-refundable payment of $0.4 million received from Alfasigma.

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

The components of lease expense and supplemental cash flow information related to leases for the year are as follows:

Year Ended June 30, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$86,000
Variable lease cost	12,000
$98,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2021	$134,000
Weighted average remaining lease term – operating leases (in years)	2.5
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the year is as follows:

At June 30, 2021
Operating leases
Short-term operating lease liabilities	$165,000
Long-term operating lease liabilities	252,000

Total operating lease liabilities	$417,000

The following table provides maturities of the Company’s lease liabilities at June 30, 2021 as follows:

Operating Leases
Fiscal Year Ending June 30,

2022	$223,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	506,000
Less: Imputed interest/present value discount	(89,000)

Present value of lease liabilities	$417,000

Operating lease cost for the years ended June 30, 2021 was approximately $86,000. Operating lease cost for the years ended June 30, 2020 was approximately $117,000.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $4.8 million to contract research organizations as of June 30, 2021. Expenses are recognized when services are performed by the contract research organizations.

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

All of the above disputed invoices were reflected as current liabilities as of June 30, 2021.

10. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At June 30, 2021 and 2020, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

As of June 30, 2021 and 2020, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,283,000 and $1,822,000, respectively.

As of June 30, 2021 and 2020, the balance of accrued interest payable was $0 and $11,000, respectively (see Note 5. Accrued Expenses – Related Parties and Other).

As of June 30, 2021 and 2020, the total outstanding balances of principal and interest were approximately $1,283,000 and $1,833,000, respectively.

12. Loan payable

On May 10, 2020 and April 19, 2021, the Company received loan proceeds in the amount of approximately $93,000 and $79,000, respectively, under the Paycheck Protection Program (“PPP”) and it was recorded under loan payable. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The Company applied for the forgiveness of the first loan and such application is in process. The Company intends to apply for forgiveness of the second PPP loan during fiscal 2022.

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

Stock Options

The fair value of options granted for the years ended June 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Years Ended June 30,
	2021	2020
Expected term (in years)	3 – 10	3 - 10
Expected stock price volatility	89.88% to 109.33%	73.68% to 92.21%
Risk-free interest rate	0.31% to 0.68%	0.41% to 1.50%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Consolidated Statement of Operations for the years ended June 30, 2021 and 2020 are as follows (rounded to nearest thousand):

	Years ended June 30,
	2021	2020
Stock-based compensation – officers	$—	$298,000
Stock-based compensation – employees	59,000	104,000
Stock-based compensation – consultants	124,000	39,000
Reversal of forfeited stock-based compensation	—	(251,000)
– included in Research and Development expenses	183,000	190,000

Stock-based compensation – officers – included in General and Administration expenses	—	237,000
Total Stock-based compensation, net	$183,000	$427,000

During the year ended June 30, 2021 and 2020

On June 11, 2021, the Company agreed to issue 105,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.22 per share and vested immediately. The value of these options was approximately $15,000. During the year ended June 30, 2021, the Company recorded approximately $15,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On February 10, 2021, the Company agreed to issue 75,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the year ended June 30, 2021, the Company recorded approximately $13,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On September 11, 2020, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the year ended June 30, 2021, the Company recorded approximately $12,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $9,000 of stock option expense and $3,000 of stock awards.

On July 23, 2020, the Company agreed to issue 100,000 stock options to purchase shares of the Company’s common stock to two consultants for their one-year contracts. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the year ended June 30, 2021, the Company recorded approximately $27,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On May 18, 2020, the Company agreed to issue 500,000 stock options to purchase shares of the Company’s common stock each to two consultants for their one-year contracts. These options were issued with an exercise price of $0.14 per share and vest 33 1/3% on July 1, 2020, 33 1/3% on January 1, 2021, and 33 1/3% on July 1, 2021. The value of these options was approximately $78,000. During the years ended June 30, 2021 and 2020, the Company recorded approximately $53,000 and $25,000 of related stock-based compensation, respectively. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On March 20, 2020, the Company agreed to issue 250,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.086 per share and vested immediately. The value of these options was approximately $12,000. During the year ended June 30, 2020, the Company recorded approximately $12,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On February 23, 2020, the Company issued 500,000 options each to our Chairman and CEO and two other Board members, with 1,500,000 options in total, which are exercisable for 10 years at $0.10 per share of common stock. These stock options, which were vested immediately, were valued at approximately $102,000 and we recognized approximately $102,000 of stock-based compensation costs and charged to additional paid-in capital as of June 30, 2020. The assumptions we used in the Black Scholes option-pricing model were disclosed above. The Company also issued 500,000 shares of Class A common stock each to our Chairman and CEO and two other Board members, which shares were vested on June 30, 2020 (See Note 14. Equity Transactions).

On September 1, 2019, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the year ended June 30, 2021, the Company recorded approximately $9,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $7,000 of stock option expense and $2,000 of stock awards. During the year ended June 30, 2020, the Company recorded approximately $7,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $5,000 of stock option expense and $2,000 of stock awards.

On September 1, 2019, the Company issued to Dr. Arthur Bertolino, the President and Chief Medical Officer of the Company, 1,066,667 shares of common stock. The Company also issued 617,839 stock options to purchase shares of the Company’s common stock. These stock options were valued at approximately $71,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. Due to the fact that Dr. Bertolino resigned on December 19, 2019, the Company recorded the forfeiture of this 2019 options and shares after 60 days of his resignation. During the year ended June 30, 2020, the Company reversed the stock-based compensation expenses of approximately $251,000 in total based on the amount of those unvested options and stock awards we expensed in the current year (see below Note to Forfeiture of options).

On September 1, 2018, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the year ended June 30, 2021, the Company recorded approximately $29,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $21,000 of stock option expense and $8,000 of stock awards. During the year ended June 30, 2020, the Company recorded approximately $29,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $21,000 of stock option expense and $8,000 of stock awards.

On September 1, 2017, the Company agreed to grant to Ms. Harness under the 2016 Plan (i) 58,394 shares of restricted stock and (ii) a ten-year option to purchase 172,987 shares of the Company’s Class A common stock at an exercise price of $0.705 per share. The 58,394 shares were valued at approximately $41,000 and the 172,987 stock options valued at approximately $112,000. Both shares and options were planned to be amortized over 3 years to September 1, 2020 unless the other vesting requirements are met sooner. During the year ended June 30, 2021, the Company recorded approximately $8,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $6,000 of stock option expense and $2,000 of stock awards. During the year ended June 30, 2020, the Company recorded approximately $51,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $37,000 of stock option expense and $14,000 of stock awards.

On September 1, 2016, the Company and Ms. Harness entered into an executive employment agreement as the Company’s VP, Clinical Sciences and Project Management, effective on September 1, 2016. Commencing on September 1, 2016, the Company agreed to pay Ms. Harness an annual salary of $250,000. In addition, the Company agreed to grant to Ms. Harness under the Company 2016 Equity Incentive Plan 58,394 shares of restricted stock. Ten-year options to purchase 172,987 shares of the Company’s common stock were also granted at an exercise price of $1.37 per share. The 58,394 shares were valued at approximately $80,000, which were amortized over three years to September 1, 2019. The 172,987 stock options were valued at approximately $220,000 and will be exercisable for 10 years at an exercise price of $1.26 per share. They were amortized over 3 years to September 1, 2019. During the year ended June 30, 2021, the Company recorded approximately $0 of stock-based compensation expense in connection with the foregoing equity awards. During the year ended June 30, 2020, the Company recorded approximately $17,000 of stock-based compensation expense in connection with the foregoing equity awards including approximately $12,000 of stock option expense and $5,000 of stock awards.

Exercise of options

There were exercises of options to purchase Class B common stock during the years ended June 30, 2021 and 2020. The details of exercises of options to purchase Class B common stock are disclosed in Note 14. Equity Transactions.

Forfeiture of options

There was forfeiture of 294,330 options to purchase Class A common stock during the years ended June 30, 2021 relating to the expiry of options of 12 consultants. Dr. Bertolino resigned as President and Chief Medical Officer and as a member of the Board of Directors of the Company on December 19, 2019. On February 17, 2020, all 2,471,356 options he held were forfeited, representing the options he was granted since June 27, 2016 to September 1, 2019. During the year ended June 30, 2020, the Company reversed the $251,000 of unvested options and shares that were expensed in the current year and prior years.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2019	22,669,883	$0.24	2.41	$1,340,000
Granted	3,540,826	$0.09	7.44	—
Exercised	(909,090)	$0.11	—	—
Forfeited/expired	(2,498,521)	$0.67	—	—
Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	452,987	$0.27	6.96	—
Exercised	(16,181,820)	$0.11	—	—
Forfeited/expired	(294,330)	$0.55	—	—
Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923
Exercisable at June 30, 2021	6,017,294	$0.37	4.12	$309,108
Unvested stock options at June 30, 2021	762,641	$0.20	7.07	$36,815

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2019	1,729,288	$0.51
Total shares granted	2,625,061	$0.11
Total shares vested	(2,637,561)	$0.29
Total shares forfeited	(1,600,001)	$0.22
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2021	116,786	$0.22

Scheduled vesting for outstanding restricted stock awards at June 30, 2021 is as follows:

	Year Ending June 30,
	2022	2023	2024	Total

Scheduled vesting	58,394	38,928	19,464	116,786

As of June 30, 2021, there was approximately $14,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $8,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.78 years.

Stock Warrants Outstanding

Warrants to Purchase Series B 5% convertible preferred stock (“2018 Series B 5% convertible preferred stock”)

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

During the period from October 5, 2018 (date of issuance of preferred stock and warrants) to June 30, 2020, the Company issued all 10,500 shares of its Series B 5% convertible preferred stock, for aggregate gross proceeds of $9.43 million. As of June 30, 2021 and 2020, all Series 1-4 warrants to purchase shares of Series B preferred stock were exercised, and no Series 1-4 warrants were outstanding.

Warrants to Purchase Series B-2 5% convertible preferred stock

See Note 14 for a description of the warrants to purchase shares of the Company’s Series B-2 5% convertible preferred stock.

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

14. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. The amortized amount of approximately $0.6 million was recorded to additional paid-in capital for the years ended June 30, 2021. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $0.8 million at June 30, 2021.

During the period from July 31, 2020 to June 30, 2021, the Company generated proceeds of approximately $4.6 million under the 2020 Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. As of June 30, 2021, the available balance under the 2020 Agreement was approximately $25.4 million.

Class B Common Stock

On January 29, 2019, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (as permitted pursuant to the terms of the option agreement).

On March 30, 2020, the Company issued 909,090 shares of Class B common stock at the option exercise price of $0.11 per share to Mr. Ehrlich for his partial exercise of his option, paid by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price

On September 8, 2020, Mr. Ehrlich exercised 2.2 million options to purchase 2.2 million shares of Class B common stock at the option exercise price of $0.11 per share. Mr. Ehrlich paid for this exercise of his option by the cancellation of debt to Mr. Ehrlich of $242,000 to satisfy the exercise price (See Note 11. Convertible Note Payable). The Company issued 1,787,762 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 412,238 shares of Class B common stock were withheld from Mr. Ehrlich for the payment of payroll taxes.

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

As of June 30, 2021 and 2020, the total issued number of Class B common stock were 18 million shares and 1,818,180 shares, respectively, and the total outstanding number of Class B common stock were 15,641,463 shares and 1,818,180 shares, respectively.

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

The issuance costs associated with the Series B preferred stock transaction were attributed to the Series B preferred stock (without the warrants) and to the Series 1, Series 2 and Series 3 warrants based on their relative fair values. The issuance costs attributed to the warrants of $32,000 were reflected as a reduction to additional paid-in capital. The issuance costs associated with the Series B preferred stock liability of $41,000 was recorded immediately as an element of interest cost, which is reflected in interest expense - preferred stock. The Company recognized change in fair value of preferred stock liabilities of $0 and $102,000 under Other (income) expense in the accompanying consolidated Statements of Operations for the years ended June 30, 2021 and 2020, respectively.

Underlying Series B preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B preferred stock) on a daily basis given fixed dividend terms under the Series B preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B preferred stock up to June 30, 2020. The total dividends of approximately $0 and $52,000 are treated as interest expense – preferred stock during the years ended June 30, 2021 and 2020, respectively. Balance of unpaid dividends of $0 and $13,000 relating to 2018 Series B 5% convertible preferred stock was included at accrued dividend under current liabilities as of June 30, 2021 and 2020, respectively.

Terms of the 2018 Series B 5% convertible preferred stock

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

2018 Series B 5% convertible preferred stock Warrants

See Note 13 for a description of the Series 1-4 warrants issued in connection with the 2018 Series B 5% convertible preferred stock.

No Series 1-4 warrants issued in connection with the 2018 Series B 5% convertible preferred stock were outstanding as of June 30, 2020.

Conversion of 2018 Series B 5% convertible preferred stock to common stock

During the year ended June 30, 2020, the two preferred stockholders converted 9,190 shares of 2018 Series B 5% convertible preferred stock into 116.3 million shares of common stock. As of June 30, 2020, all preferred stock to common stock were converted into common stock and there was no 2018 preferred stock was outstanding.

Series B-2 5% convertible preferred stock (“2020 Series B-2 5% convertible preferred stock”)

On December 4, 2020, the Company entered into a securities purchase agreement (the “Series B-2 Securities Purchase Agreement”) with KIPS Bay Select LP for the sale of an aggregate of 5,089 shares of the Company’s Series B-2 5% convertible preferred stock (the “Series B-2 preferred stock”), for aggregate gross proceeds of approximately $5.0 million. An initial closing for the sale of 3,053 shares of the Series B-2 preferred stock closed on December 9, 2020 for aggregate gross proceeds of approximately $3.0 million, and a second closing for the sale of 2,036 shares of the Series B-2 preferred stock closed on February 8, 2021 for aggregate gross proceeds of approximately $2.0 million. Under the Series B-2 Securities Purchase Agreement, the Company also issued to the investors warrants to purchase up to an additional 10,178 shares of preferred stock.

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

The issuance costs associated with the Series B-2 preferred stock transaction were attributed to the Series B-2 preferred stock (without the warrants) and to the Series 1 and Series 2 warrants based on their relative fair values. The issuance costs attributed to the warrants of approximately $10,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B-2 preferred stock liability of $25,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The change in fair value of the total Series B-2 preferred stock was $0 during the years ended June 30, 2021.

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock and the total dividends accrued of approximately $15,000 are treated as interest during the year ended June 30, 2021, respectively.

Terms of the 2020 Series B-2 5% convertible preferred stock

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

2020 Series B-2 5% convertible preferred stock warrants

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the year ended June 30, 2021, the Company issued 3,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,999,573, upon exercise of 3,053 Series 1 warrants issued by the Company. In addition, the Company issued 2,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,017,073, upon exercise of 2,053 Series 2 warrants issued by the Company.

With regard to the exercise of these 5,106 warrants, the Company recorded gross proceeds of approximately $5,017,000 to the preferred stock liability. As of June 30, 2021, 5,072 Series 1 and 2 warrants to purchase 5,072 shares of Series B-2 5% convertible preferred stock were outstanding.

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the year ended June 30, 2021, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 10,207 shares of Series B-2 preferred stock into a total of 68,034,812 shares of common stock.

With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $10,017,000 based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

As of June 30, 2021, there are no 2020 Series B-2 5% convertible preferred stock outstanding and the 2020 Series B-2 5% convertible preferred stock liability is $0.

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

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of June 30, 2021.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the year ended June 30, 2021:

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

The Company has incurred operating losses since its inception and therefore no tax liabilities have been incurred for the periods presented. The amount of unused tax losses (“NOL”) available for carryforward and to be applied against taxable income in future years totaled approximately $98.7 million at June 30, 2021. The Tax Cuts and Jobs Act changes the rules on NOL carryforwards. The 20-year limitation was eliminated for losses incurred for the 2018 tax year, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80% of taxable income. Internal Revenue Code Sec. 382 places limitations on the utilization of net operating losses.

The income tax provision benefit differs from the amount of tax determined by applying the Federal and States statutory rates as follows:

	June 30, 2021	June 30, 2020
Book income at federal statutory rate	21.00%	21.00%
State income tax, net of federal tax benefit	6.32%	6.32%
Change in valuation allowance	(25.36%)	(30.44%)
Research and development credit	—%	4.20%
Permanent difference	—%	—%
Change in Federal Statutory Rate	—%	—%
Others - net	(1.96%)	(1.08%)
Total	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the fiscal years ended June 30, 2021 and 2020. The components of deferred tax assets as of June 30, 2021 and 2020 are as follows (rounded to nearest thousand):

	June 30, 2021	June 30, 2020
Deferred tax assets:
Net operating loss carry forwards	$26,958,015	$23,160,000
Accrued payroll	806,829	807,000
Stock compensation	2,943,278	2,943,000
Research and development credit	5,193,602	5,473,000
Other	99,761	100,000
	$36,001,485	$32,483,000
Valuation allowance	(36,001,485)	(32,483,000)
Total deferred taxes	$—	$—

17. Subsequent Events

Equity Transactions

From July 1, 2021 to the date of the issuance of these financial statements, the Company issued 2,036 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2.0 million, upon exercise of 2,036 Series 1 warrants issued by the Company. In addition, the Company issued 1,000 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $1.0 million, upon exercise of 1,000 Series 2 warrants issued by the Company. At the same time, there were 3,036 preferred stock shares converted to approximately 18.9 million shares of common stock.

The Company has evaluated events subsequent to June 30, 2021 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

As of June 30, 2021, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2021, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company	Director Since
Leo Ehrlich	63	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Barry Schechter	57	Director	October 2014
Zorik Spektor	64	Director	April 2015
Jane Harness	52	Sr. Vice President, Clinical Sciences and Portfolio Management	—

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

Barry Schechter, M.D., F.A.A.O., joined the Board on October 1, 2014 as an independent member. Dr. Schechter has been the Director of Department of Cornea and External Disease at Florida Eye Microsurgical Institute since 2005. Dr. Schechter’s practice involves diseases of the ocular surface including dry eyes, allergies, infection, the latest in corneal, refractive, and cataract surgery, and glaucoma. In addition, Dr. Schechter is an expert consultant for Gerson Lehrman and Guidepoint Global regarding the business and technology of eye care and consults for several ophthalmic pharmaceutical companies. He is on the executive committee and heads the Scientific advisory board for Aperta Biosciences. He is the Medical Director for Amniochor. He is also on the editorial board for Advanced Ocular Care, a journal that reaches the top 10% of ophthalmologists and select optometrists. Dr. Schechter has reviewed articles for Cornea, the British Journal of Ophthalmology, and the Journal of the American Academy of Ophthalmology. He has lectured internationally and published on the subjects of treatment of ocular tumors, lens implants and dry eyes. Dr. Schechter has also written a textbook chapter on surgical techniques. Dr. Schechter is involved in clinical research and consults for several ophthalmic pharmaceutical companies.

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

Audit Committee

The Audit Committee met two times in fiscal year 2021. The Audit Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee is responsible for, among other things:

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

Compensation Committee

The Compensation Committee did not hold any meeting in fiscal 2021. The Compensation Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Nominating and Governance Committee

The Nominating and Governance Committee did not hold any meetings in fiscal 2021. Our Nominating and Governance Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. The Nominating and Governance Committee is responsible for, among other things:

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

In its assessment of each potential candidate, including those recommended by stockholders, the Nominating and Governance Committee considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Nominating and Governance Committee determines are pertinent in light of the current needs of the Board. The Nominating and Governance Committee also takes into account the ability of a director to devote the time and effort necessary to fulfil his or her responsibilities to the Company.

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

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.ipharminc.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc, 301 Edgewater Place - Suite 100, Wakefield, MA 01880. During the fiscal year ended June 30, 2021, there were no waivers of our Code of Ethics.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2021.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer and our Senior Vice President, Clinical Sciences and Portfolio Management, whom we refer to collectively as our named executive officers, for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary		Bonus(1)	Stock Awards(1)	Option Awards(1)	Total
Leo Ehrlich	2021	$515,850	(2)	$—	$—	$—	$515,850
Chief Executive and Financial Officer	2020	$465,850		$—	$45,000	$34,152	$545,002

Jane Harness	2021	$275,000		$90,750	$12,847	33,041	$411,638
Sr. Vice President, Clinical Sciences and Portfolio Management	2020	$275,000		$90,750	$7,708	19,768	$393,226

_____________

(1)

Amounts shown reflect the total grant date fair value of restricted stock and option awards, determined in accordance with ASC 718, made during fiscal years 2020 and 2021. Amounts shown do not represent cash payments made to Ms. Harness, amounts realized or amounts that may be realized. Refer to Notes 12 to the accompanying financial statements for a discussion on the valuation of the restricted stock and option awards.

(2)	Includes $50,000 in director fees for Mr. Ehrlich’s service as a director of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)

Leo Ehrlich	2,000,000	—	$0.51	5/8/2022	—		—
	500,000	—	$0.10	2/23/2030	—		—

Jane Harness(2)	172,987	—	$1.37	9/1/2026	—		$—
	172,987	—	$1.71	9/1/2027	—		$—
	115,325	57,662	$0.40	9/1/2028	19,465	(3)	$4,282
	57,663	115,324	$0.13	9/1/2029	38,929	(4)	$8,564
	—	172,987	$0.22	9/11/2030	58,394	(5)	$12,847

_____________

(1)	Market value is based on a stock price of $0.22, the closing price of the Company’s common stock on June 30, 2021, and the outstanding number of shares of restricted stock.

(2)

The remaining unvested stock options expiring in 2028 vest on September 1, 2021. The remaining unvested stock options expiring in 2029 vest in two equal annual installments on September 1, 2021 and 2022. The remaining unvested stock options expiring in 2030 vest in three equal annual installments on September 11, 2021, 2022 and 2023. The restricted stock vests in three equal annual installments beginning on September 1, 2019.

(3)	The restricted stock award vests on September 1, 2021.

(4)	The restricted stock award vests in two equal annual installments on September 1, 2021 and 2022.

(5)	The restricted stock award vests in three equal annual installments on September 11, 2021. 2022 and 2023.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Mr. Ehrlich does not have a current employment agreement with the Company, and all of the stock options held by Mr. Ehrlich are fully vested.

Pursuant to the employment agreement between Ms. Harness and the Company, the executive would be entitled to the following termination benefits:

☐

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

☐

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

☐

Death or Disability. If the executive’s employment is terminated on account of the executive’s death or disability, the executive or her estate would be entitled to receive (i) the payments outlined in the first bullet above, plus (ii) an amount equal to her prorated target bonus for the fiscal year during which her employment is terminated.

☐

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

☐

one person (or more than one person acting as a group) acquires ownership of stock of the Company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of such corporation;

☐

one person (or more than one person acting as a group) acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition) ownership of the Company’s stock possessing 50% or more of the total voting power of the stock of such corporation;

☐

a majority of the members of the Board are replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election; or

☐	the sale of all or substantially all of the Company’s assets.

Notwithstanding the foregoing, a “change in control” shall not occur unless such transaction constitutes a change in the ownership of the Company, a change in effective control of the Company, or a change in the ownership of a substantial portion of the Company’s assets under Section 409A.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our independent directors for services rendered to us during the fiscal year ended June 30, 2021. Mr. Ehrlich’s compensation is disclosed under “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Total
Schechter Barry	$50,000	$—	$—	$50,000
Spektor Zorik	$50,000	$—	$—	$50,000
Leo Ehrlich	$50,000	$—	$—	$50,000

Narrative to Director Compensation Table

Commencing with the first quarter of fiscal 2021, the Company increased the quarterly cash payment to $12,500 per quarter, which payments will be made to all directors serving on the Company’s Board of Directors, rather than only the independent directors. Directors are reimbursed for out-of-pocket expenses incurred as a result of their participation on our Board and committees.

As of June 30, 2021, each of Dr. Schechter and Dr. Spektor held options to purchase 500,000 shares of the Company’s Class A common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of September 22, 2021, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. The address of each of the persons set forth below is in care of Innovation Pharmaceuticals Inc., 301 Edgewater Place - Suite 100, Wakefield, MA 01880.

Name of Beneficial Owner	Shares Beneficially Owned(1)				% of
	Class A		Class B		Total Voting
	Shares	%	Shares	%	Power(2)
Officers and Directors
Leo Ehrlich(3)	7,819,786	*	15,641,463	100	27.4
Barry Schechter(4)	1,250,000	*	—	—
Zorik Spektor(4)	1,025,000	*	—	—
Jane Harness(5)	555,750	*	—	—
All current executive officers and directors as a group (4 persons)(6)	10,650,536	24.4	15,641,463	100	27.8

____________

*	Denotes less than 1%.

(1)

“Beneficial owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities or convertible debt convertible into common stock, that are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. For each stockholder, the calculation of percentage of beneficial ownership is based upon 437,096,222 shares of Class A common stock and 15,641,463 shares of Class B common stock outstanding as of September 22, 2021, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or are exercisable within 60 days of September 22, 2021, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

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

(3)

Includes (i) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (ii) 2,567,476 shares of Class A common stock into which a convertible loan and accrued interest in the amount of $1.3 million may be converted at $0.50 per share, (iii) vested options to purchase 2,000,000 shares of Class A common stock granted to Mr. Ehrlich under the 2010 Equity Incentive Plan, (iv) vested options to purchase 500,000 shares of Class A common stock granted to Mr. Ehrlich under the 2016 Equity Incentive Plan, and (v) 15,641,463 shares of Class B common stock held directly by Mr. Ehrlich. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(4)

For each of Messrs. Schechter and Spektor, includes 500,000 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 22, 2021.

(5)	Includes 518,962 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 22, 2021.

(6)	Includes 6,586,438 shares of Class A common stock, in each case that are currently exercisable or are exercisable within 60 days of September 22, 2021.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	2,210,000	$0.54	19,790,000
Equity compensation plans not approved by stockholders (2)	4,569,935	$0.26	10,554,882
Total	6,779,935	$0.35	30,344,882

__________________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Audit Committee’s charter requires it to approve or ratify certain transactions involving the Company and “related persons,” as defined under the relevant SEC rules. Any transaction with a related person, other than transactions available to all employees generally or involving aggregate amounts of less than $120,000, must be approved or ratified by the Audit Committee. The policy applies to all executive officers, directors and their family members and entities in which any of these individuals has a substantial ownership interest or control. None of such related persons has been involved in any transactions with us since the beginning of fiscal 2020 which are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. For information about transactions with related persons that were entered into before fiscal 2021, see Notes 9 and 10 in the accompanying notes to the financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2021 and 2020, and fees billed for other services provided by Pinnacle in the fiscal year ended June 30, 2021 and 2020. The Board of Directors has approved all of the following fees.

	2021	2020
Audit Fees	$67,000	$56,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$67,000	$56,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Pinnacle for our financial statements as of and for the year ended June 30, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial statements

See Index to financial statements and Supplemental Data under Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit No.	Title	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Innovation Pharmaceuticals Inc.	Exhibit 3.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 (File No. 001-37357).
3.2	Amended and Restated Bylaws of Innovation Pharmaceuticals Inc.	Exhibit 3.2 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B-2 5% Convertible Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 10, 2020 (File No. 001-37357).
4.1	Description of Class A common stock	Exhibit 4.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 (File No. 001-37357).
4.2	Registration Rights Agreement, dated as of July 31, 2020, between the Company and Aspire Capital Fund, LLC	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on August 4, 2020 (File No. 001-37357).
4.3	Form of Warrant to Purchase Series B-2 Preferred Stock	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on December 10, 2020 (File No. 001-37357).
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to the Company	Exhibit 10.20 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357).
10.2

Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to the Company

Exhibit 10.21 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357).
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to the Company	Exhibit 10.22 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357).
10.4	Material Transfer Agreement With Beth Israel Deaconess	Exhibit 10.38 to the Form 10-Q for the quarterly period ended March 31, 2014 filed on May 12, 2014 (File No. 001-37357).
10.5	Agreement dated August 28, 2014 between the Company and Aruda, Inc.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357).
10.2	Amendment among the Company, Wayne Aruda and Aruda Inc.	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 2, 2014 (File No. 001-37357).
10.7	Exclusive License Agreement, dated July 18, 2019, between the Company and Alfasigma S.p.A.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 22, 2019 (File No. 001-37357).
10.8	Common Stock Purchase Agreement, dated as of July 31, 2020, between the Company and Aspire Capital Fund, LLC	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on August 4, 2020 (File No. 001-37357).

10.9	Demand Unsecured Note between the Company and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011(File No. 001-37357).
10.10*	Form of executive employment agreement	Exhibit 10.1 to the Form 10-Q of the Company for the quarterly period ended September 30, 2016 filed on November 9, 2016 (File No. 001-37357).
10.11*	Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011 (File No. 001-37357).
10.12*	Form of Non-qualified Stock Option Agreement for the Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 10.16 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357).
10.13*	Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.14*	Form of Incentive Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.15*	Form of Non-qualified Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.16*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.17*	Form of Restricted Stock Award Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.18*	Form of Restricted Stock Award Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.19	Securities Purchase Agreement, dated December 9, 2020, between the Company and the investor party thereto	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on December 10, 2020 (File No. 001-37357).
21.1	Subsidiaries of Innovation Pharmaceuticals Inc.	Exhibit 21.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 (File No. 001-37357).
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Chief Executive Officer and Chief Financial Officer Certification required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Chief Executive Officer and Chief Financial Officer Certification required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Cash Flows, (v) the Statements of Equity and (vi) related notes

Filed herewith

____________

* Identifies a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovation Pharmaceuticals Inc.
(Registrant)

Date: September 27, 2021	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

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

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 27, 2021
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Barry Schechter	Director	September 27, 2021
Barry Schechter

/s/ Zorik Spektor	Director	September 27, 2021
Zorik Spektor

