Form 10-Q
period 2021-09-30
Innovation Pharmaceuticals Inc.
filed 2021-11-09
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	437,096,222
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Three Months Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND JUNE 30, 2021

(Unaudited)

(Rounded to nearest thousand except for shares data)

	September 30,	June 30,
	2021	2021
ASSETS
Current Assets:
Cash	$11,206,000	$10,194,000
Prepaid expenses and other current assets	171,000	495,000
Total Current Assets	11,377,000	10,689,000
Other Assets:
Patent costs - net	2,676,000	2,754,000
Deferred offering costs	599,000	778,000
Security deposit	78,000	78,000
Total Other Assets	3,353,000	3,610,000
Total Assets	$14,730,000	$14,299,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,339,000	$2,563,000
Accrued expenses - (including related party accruals of approx. $27,000 and $8,000, respectively)	592,000	348,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,580,000 and $1,915,000, respectively)	1,654,000	1,992,000
Operating lease - current liability	172,000	165,000
Convertible note payable - related party	1,283,000	1,283,000
Accrued dividend - Series B 5% convertible preferred stock	15,000	15,000
Loan payable	172,000	172,000
Total Current Liabilities	6,227,000	6,538,000
Other Liabilities:
Operating lease - long term liability	206,000	252,000
Total Liabilities	6,433,000	6,790,000

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 445,612,278 shares and 426,673,198 shares issued as of September 30, 2021 and June 30, 2021, respectively, 437,096,222 shares and 418,157,142 shares outstanding as of September 30, 2021 and June 30, 2021, respectively.	44,000	42,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 18,000,000 share issued as of September 30, 2021 and June 30, 2021, and 15,641,463 shares outstanding as of September 30, 2021 and June 30, 2021	2,000	2,000
Additional paid-in capital	127,677,000	124,835,000
Accumulated deficit	(117,172,000)	(115,116,000)
Treasury Stock, at cost (10,874,593 shares as of September 30, 2021 and June 30, 2021)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	8,297,000	7,509,000
Total Liabilities and Stockholders’ Equity	$14,730,000	$14,299,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2021	2020

Revenues	$-	$-

Operating expenses:
Research and development expenses	1,591,000	524,000
General and administrative expenses	185,000	264,000
Officers’ payroll and payroll tax expenses	119,000	127,000
Professional fees	128,000	214,000
Total operating expenses	2,023,000	1,129,000

Loss from operations	(2,023,000)	(1,129,000)

Other expenses
Interest expense – debt	(33,000)	(44,000)

Total other expenses	(33,000)	(44,000)

Loss before provision for income taxes	(2,056,000)	(1,173,000)
Provision for income taxes	-	-
Net loss	$(2,056,000)	$(1,173,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	452,737,685	337,494,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three Months Ended September 30, 2020

	Common Stock A		Common Stock B				Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2020	329,170,544	$33,000	1,818,180	$-	$102,819,000	$(101,244,000)	659,448	$(146,000)	$1,462,000

Shares sold to Aspire Capital under 2020 Agreement at $0.20 - $0.22 range	13,500,000	1,000	—	—	2,850,000	—	—	—	2,851,000
Shares issued as commitment fee, 7/31/2020 at $0.23, net	6,250,000	1,000	—	—	1,317,000	—	—	—	1,318,000
Restricted stock awards issued to employee for services at $0.132 to $0.398	—	—	—	—	5,000	—	—	—	5,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	14,000	—	—	—	14,000
Stock options issued to consultants for services at $0.14 to $0.32	—	—	—	—	43,000	—	—	—	43,000
Purchase of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	—	—	2,200,000	—	242,000	—	—	—	242,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(412,238)	—	—	—	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(21,606)	—	—	—	—	—	21,606	(3,000)	(3,000)
Net loss for the three months ended 9/30/2020	—	—	—	—	—	(1,173,000)	—	—	(1,173,000)

Balance at September 30, 2020	348,957,332	$35,000	3,605,942	$—	$107,290,000	$(102,417,000)	1,093,292	$(239,000)	$4,669,000

For the Three Months Ended September 30, 2021

	Common Stock A		Common Stock B				Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost					(179,000)				(179,000)
Restricted stock awards of common stock issued to employee for services at $0.132 to $0.398	—	—	—	—	3,000	—	—	—	3,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	8,000	—	—	—	8,000
Stock options issued to consultants for services at $0.14 to $0.384	—	—	—	—	29,000	—	—	—	29,000
Conversion of 3,036 shares of preferred stock into 18,939,080 shares of common stock	18,939,080	2,000	—	—	2,981,000	—			2,983,000
Net loss for the three months ended 9/30/2021 - unaudited	—	—	—	—	—	(2,056,000)	—	—	(2,056,000)

Balance at September 30, 2021	437,096,222	$44,000	15,641,463	$2,000	$127,677,000	$(117,172,000)	10,874,593	$(2,254,000)	$8,297,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,056,000)	$(1,173,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	40,000	62,000
Amortization of patent costs	95,000	94,000

Changes in operating assets and liabilities:
Prepaid expenses and security deposits	324,000	18,000
Accounts payable	(224,000)	122,000
Accrued expenses	244,000	30,000
Accrued officers’ salaries and payroll taxes	(338,000)	(642,000)
Operating lease liability	(39,000)	(32,000)
Net cash used in operating activities	(1,954,000)	(1,521,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(17,000)	(3,000)
Net cash used in investing activities	(17,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	2,851,000
Proceeds from exercise of warrants to purchase Series B-2 5% convertible preferred stock	2,983,000	-
Purchase of treasury stock	-	(93,000)
Net cash provided by financing activities	2,983,000	2,758,000

NET DECREASE IN CASH	1,012,000	1,234,000
CASH, BEGINNING OF PERIOD	10,194,000	6,018,000
CASH, END OF PERIOD	$11,206,000	$7,252,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,000	$15,000
Cash paid for tax	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Shares issued as deferred offering costs	$-	1,438,000
Cancellation of shareholder debt for the purchase of 2.2M shares of Common Stock Class B shares	-	242,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2021, included in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the three months ended September 30, 2021 and 2020.

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

2. Liquidity

As of September 30, 2021, the Company’s cash amounted to $11.2 million and current liabilities amounted to $6.2 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. Our net losses incurred for the three months ended September 30, 2021 and 2020, amounted to $2.1 million and $1.2 million, respectively, and we had working capital of approximately $5.2 million and $4.2 million at September 30, 2021 and June 30, 2021, respectively.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. As of September 30, 2021, the available balance was $25.4 million.

We anticipate that future budget expenditures will be approximately $10.7 million for the next 12 months, including approximately $8.7 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2022 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings. There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the three months ended September 30, 2021 and 2020, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	September 30,
	2021	2020
Net loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding:
Class A common stock	437,096,222	337,494,640
Class B common stock	15,641,463	2,245,688
Total weighted average shares outstanding	452,737,685	339,740,328

Antidilutive securities not included:
Stock options	7,074,935	20,876,085
Stock options arising from convertible note payable and accrued interest	2,603,618	3,241,682
Restricted stock grants	58,392	116,787
Total	9,736,945	24,234,554

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of September 30, 2021 and June 30, 2021. There were 659,448 shares of Class A common stock held in treasury, purchased at a total cumulative cost of $146,000 as of September 30, 2021 and June 30, 2021 (see Note 14. Equity Transactions).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants, is recorded at its acquisition cost and these shares are not considered outstanding.

Revenue Recognition

The Company follows the guidance of accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers, and all the related amendments.

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

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees, non-employees and directors in connection with its stock option plan is based on ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations.”

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	September 30, 2021	June 30, 2021
Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,297,000	1,280,000
		5,523,000	5,506,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,448,000)	(2,373,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(399,000)	(379,000)
Total		$2,676,000	$2,754,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2021 and 2020 was approximately $95,000 and $94,000, respectively.

At September 30, 2021, the future amortization period for all patents was approximately 4.12 years to 16.75 years. Future estimated amortization expenses are approximately $285,000 for the year ending June 30, 2022, $380,000 for each year from 2023 to 2025, $370,000 for the year ending June 30, 2026 and a total of $881,000 for the year ending June 30, 2027 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2021	June 30, 2021

Accrued research and development consulting fees	$565,000	$340,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	19,000	-

Total	$592,000	$348,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2021	June 30, 2021

Accrued salaries - related parties	$1,455,000	$1,785,000
Accrued payroll taxes - related parties	125,000	130,000
Withholding tax - payroll	74,000	77,000

Total	$1,654,000	$1,992,000

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

The Company generated revenue of $0 million and $0 million for the three months ended September 30, 2021 and 2020, respectively.

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

The components of lease expense and supplemental cash flow information related to leases for the year are as follows:

Three Months Ended September 30, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$17,000
Variable lease cost	3,000
$20,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2021	$59,000
Weighted average remaining lease term – operating leases (in years)	3.00
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2021
Operating leases
Short-term operating lease liabilities	$172,000
Long-term operating lease liabilities	206,000

Total operating lease liabilities	$378,000

The following table provides maturities of the Company’s lease liabilities at September 30, 2021 as follows:

Operating Leases
Fiscal Year Ending June 30,

2022	167,000
2023	223,000
2024 (remaining 3 months)	60,000
Total lease payments	450,000
Less: Imputed interest/present value discount	(72,000)

Present value of lease liabilities	$378,000

Operating lease cost for the three months ended September 30, 2021 and September 30, 2020 was approximately $20,000 and $27,000, respectively.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $3.3 million to contract research organizations as of September 30, 2021. Expenses are recognized when services are performed by the contract research organizations.

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

All of the above disputed invoices were reflected as current liabilities as of September 30, 2021.

10. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At September 30, 2021 and June 30, 2021, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

On December 29, 2010, the Company issued 180,000,000 Equity Incentive Options to Mr. Ehrlich, which are exercisable at $0.11 per share. On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan of approximately $2,022,000 and agreed to change the interest rate from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. Options are valid for ten years from the date of issuance.

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

As of September 30, 2021 and June 30, 2021, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $1,283,000.

As of September 30, 2021 and June 30, 2021, the balance of accrued interest payable was $18,000 and $0, respectively (see Note 5. Accrued Expenses – Related Parties and Other).

As of September 30, 2021 and June 30, 2021, the total outstanding balances of principal and interest were approximately $1,301,000 and $1,283,000, respectively.

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

The Company applied for the forgiveness of the first loan and such application is in process. The Company intends to apply for the forgiveness of the second PPP loan during fiscal 2022.

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

Stock Options

The fair value of options granted for the three months ended September 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Three months ended September 30,
	2021	2020
Expected term (in years)	5	10
Expected stock price volatility	89.51%	93.95 to 95.47%
Risk-free interest rate	0.69% to 0.89%	0.59 to 0.68%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Statement of Operations for the three months ended September 30, 2021 and 2020 are as follows (rounded to nearest thousand):

	Three months ended September 30,
Stock-based compensation	2021	2020
Stock-based compensation – employees	$11,000	$19,000
Stock-based compensation – consultants	29,000	43,000
– included in Research and Development expenses	$40,000	$62,000

During the three months ended September 30, 2021 and 2020

On July 30, 2020, the Company agreed to issue 100,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these options was approximately $19,000. During the three months ended September 30, 2021, the Company recorded approximately $8,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On July 1, 2021, the Company agreed to issue 225,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these options was approximately $33,000. During the three months ended September 30, 2021, the Company recorded approximately $16,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On February 10, 2021, the Company agreed to issue 75,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the three months ended September 30, 2021 and 2020, the Company recorded approximately $4,000 and $0 of related stock-based compensation, respectively. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On September 11, 2020, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the three months ended September 30, 2021, the Company recorded approximately $4,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $3,000 of stock option expense and $1,000 of stock awards. During the three months ended September 30, 2020, the Company recorded approximately $1,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $500 of stock option expense and $500 of stock awards.

On July 23, 2020, the Company agreed to issue 100,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the three months ended September 30, 2021 and 2020, the Company recorded approximately $1,000 and $13,000 of related stock-based compensation, respectively. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On May 18, 2020, the Company agreed to issue 500,000 stock options to purchase shares of the Company’s common stock each to two consultants for their one-year contracts. These options were issued with an exercise price of $0.14 per share and vest 33 1/3% on July 1, 2020, 33 1/3% on January 1, 2021, and 33 1/3% on July 1, 2021. The value of these options was approximately $78,000. During the three months ended September 30, 2021 and 2020, the Company recorded approximately $0 and $13,000 of related stock-based compensation, respectively. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On September 1, 2019, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the three months ended September 30, 2021, the Company recorded approximately $3,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $2,000 of stock option expense and $1,000 of stock awards. During the three months ended September 30, 2020, the Company recorded approximately $3,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $2,000 of stock option expense and $1,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the three months ended September 30, 2021, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards. During the three months ended September 30, 2020, the Company recorded approximately $7,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $5,000 of stock option expense and $2,000 of stock awards.

Exercise of options

There was no exercise of options to purchase Class B common stock during the three months ended September 30, 2021. The details of exercises of options to purchase Class B common stock during the three months ended September 30, 2020 are disclosed in Note 14. Equity Transactions.

Forfeiture of options

There was forfeiture of 30,000 options and 294,330 options to purchase Class A common stock during the three months ended September 30, 2021 and the year ended June 30, 2021 relating to the expiry of options of 12 consultants.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	452,987	$0.27	6.96	—
Exercised	(16,181,820)	$0.11	—	—
Forfeited/expired	(294,330)	$0.55	—	—
Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923

Granted	325,000	$0.23	4.77	—
Exercised	—	$—	—	—
Forfeited/expired	(30,000)	$0.50	—	—
Outstanding at September 30, 2021	7,074,935	$0.34	4.24	$462,952
Exercisable at September 30, 2021	6,660,282	$0.35	4.11	$446,688
Unvested stock options at September 30, 2021	414,653	$0.22	6.35	$16,264

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2021	116,786	$0.22

Total shares granted	-	$-
Total shares vested	(58,394)	$0.25
Total shares forfeited	-	$-
Total unvested shares outstanding at September 30, 2021	58,392	$0.19

Scheduled vesting for outstanding restricted stock awards at September 30, 2021 is as follows:

	Year Ending June 30,
	2023	2024	Total

Scheduled vesting	38,928	19,464	58,392

As of September 30, 2021, there was approximately $11,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $7,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.72years.

14. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. The amortized amount of approximately $0.2 million was recorded to additional paid-in capital for the three months ended September, 2021 and 2020. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $0.5 million and $0.7 million at September 30, 2021 and June 30, 2021.

During the quarter ended September 30, 2020, the Company generated proceeds of approximately $2.9 million under the 2020 Agreement with Aspire Capital from the sale of approximately 13.5 million shares of its common stock. During the quarter ended September 30, 2021, there was no sale of common stock. As of September 30, 2021, the available balance under the 2020 Agreement was approximately $25.4 million.

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

On December 28, 2020, Mr. Ehrlich exercised his option to purchase 13,072,730 shares of Class B common stock, at the option exercise price at $0.11 per shares for the shares, paid by the cancellation of 6,980,583 shares of Class A common stock held by Mr. Ehrlich of $1,438,000 to satisfy the exercise price. The total taxable compensation to Mr. Ehrlich for the 13,072,730 shares was approximately $540,000, based upon the closing stock price on December 29, 2020 of $0.21 a share. The Company withheld 1,765,203 shares of Class B common stock and cancelled additional 854,419 shares of Class A common stock held by Mr. Ehrlich. As a result, the Company issued 11,307,527 shares of Class B common shares (net of 1,765,203 shares of Class B common shares withheld to satisfy taxes), and cancelled 7,835,002 shares of Class A common stock held by Mr. Ehrlich. These shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

As of September 30, 2021 and June 30, 2021, the total issued number of Class B common stock were 18 million shares and the total outstanding number of Class B common stock were 15,641,463.

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

The issuance costs associated with the Series B-2 preferred stock transaction were attributed to the Series B-2 preferred stock (without the warrants) and to the Series 1 and Series 2 warrants based on their relative fair values. The issuance costs attributed to the warrants of approximately $10,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B-2 preferred stock liability of $25,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock. The change in fair value of the total Series B-2 preferred stock was $0 during the year ended June 30, 2021.

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

Terms of the 2020 Series B-2 5% convertible preferred stock

The rights and preferences of the preferred stock are set forth in a Certificate of Designation of Preferences, Rights and Limitations of Series B-2 5% Convertible Preferred Stock filed with the Nevada Secretary of State on December 4, 2020 (the “Certificate of Designation”). Each share of preferred stock has an initial stated value of $1,080and may be converted at any time at the holder’s option into shares of the Company’s common stock at a conversion price equal of the lower of (i) $0.35 until August 15, 2021 and $0.50 thereafter, and (ii) 85% of the lowest volume weighted average price of the Company’s common stock on a trading day during the ten trading days prior to and ending on, and including, the conversion date. The conversion price may be adjusted following certain triggering events and subsequent equity sales and is subject to appropriate adjustment in the event of stock splits, stock dividends, recapitalization or similar events affecting the Company’s common stock.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the three months ended September 30, 2021, the Company issued 3,036 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,983,000, upon exercise of 3,036 Series 1 warrants issued by the Company. With regard to the exercise of these 3,036 warrants, the Company recorded gross proceeds of approximately $2,983,000 to the preferred stock liability. As of September 30, 2021, 2,036 Series 2 warrants to purchase 2,036 shares of Series B-2 5% convertible preferred stock were outstanding.

During the period from December 4, 2020 (date of securities purchase agreement) to June 30, 2021, the Company issued 3,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,999,573, upon exercise of 3,053 Series 1 warrants issued by the Company. In addition, the Company issued 2,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,017,073, upon exercise of 2,053 Series 2 warrants issued by the Company. With regard to the exercise of these 5,106 warrants, the Company recorded gross proceeds of approximately $5,017,000 to the preferred stock liability. As of June 30, 2021, 5,072 Series 1 and 2 warrants to purchase 5,072 shares of Series B-2 5% convertible preferred stock were outstanding.

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the three months ended September 30, 2021, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 3,036 shares of Series B-2 preferred stock into a total of 18,939,080 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $2,983,000 based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

During the period from December 4, 2020 (date of securities purchase agreement) to June 30, 2021, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 10,207 shares of Series B-2 preferred stock into a total of 68,034,812 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $10,017,000 based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

As of September 30, 2021 and June 30, 2021, there are no 2020 Series B-2 5% convertible preferred stock outstanding and the 2020 Series B-2 5% convertible preferred stock liability is $0.

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

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of September 30, 2021 and June 30, 2021.

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

16. Subsequent Events

CEO Employment Agreement

The Compensation Committee approved and the Board of Directors ratified on October 10, 2021, a new employment agreement between the Company and Leo Ehrlich, the Company’s Chief Executive Officer. Mr. Ehrlich’s previous employment agreement expired in January 2015 and Mr. Ehrlich had served without an employment agreement since such time. The employment agreement continues Mr. Ehrlich’s current base salary of $475,000 per year and provides for (i) performance share awards under the Company’s 2016 Equity Incentive Plan, as amended with a maximum value of up to $35.0 million, contingent upon the achievement of certain market capitalization, licensing revenue and clinical trial performance goals, and (ii) cash awards with a maximum value of up to $14.0 million, contingent upon the achievement of certain market capitalization and licensing revenue goals.

Amendments to the 2016 Equity Incentive Plan

The Compensation Committee approved, and the Board of Directors ratified on October 10, 2021, amendments to the Plan to increase the number of shares of common stock available for issuance thereunder to 225 million shares, among other amendments.

Annual Stock Option Awards

The Compensation Committee approved stock option awards under the Plan relating to one million shares of common stock to each independent director and 500,000 shares of common stock to Mr. Ehrlich and the Company's Senior Vice President, Clinical Sciences and Portfolio Management.

Equity Transaction

On November 4, 2021, the Company issued 2,036 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $2 million, upon exercise of 2,036 Series 2 warrants issued by the Company.

The Company has evaluated events subsequent to September 30, 2021 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

The Phase 2 COVID-19 clinical trial data as of the date of this Form 10-Q remains blinded to the Company. The Company’s biostatistics vendor is currently engaged in analyzing and computing study data and they are expected to deliver Topline results to the Company during the second week of November, 2021.

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

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. In January 2021, Alfasigma notified the Company that the Phase 1 study for the treatment of UP/UPS using Brilacidin in a proprietary Alfasigma formulation successfully completed dosing per protocol; an extra treatment cohort was subsequently added by amendment and commenced in May 2021. In latest updates on UP/UPS development planning, Alfasigma notified the Company that regulatory submissions for a Phase 2 multinational clinical trial will commence from early 2022; Alfasigma has ordered Brilacidin drug substance from the Company for use in this study. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS.

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

Research Highlights:

●	Brilacidin potently inhibits SARS-CoV-2 in an ACE2 positive human lung cell line.
●	Brilacidin achieved a high Selectivity Index of 426 (CC50=241μM/IC50=0.565μM).
●	Brilacidin’s main mechanism appears to disrupt viral integrity and impact viral entry.
●	Brilacidin and Remdesivir exhibit excellent synergistic activity against SARS-CoV-2.

In a broader context, demonstration of Brilacidin’s direct antiviral activity against the SARS-CoV-2 virus supports the drug’s unique 3-in-1 therapeutic potential—antiviral, anti-inflammatory, antimicrobial—to treat COVID-19 and its associated complications.

A Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 conducted at sites in the United States and Russa has since completed (n=120), and the clinical trial database has been locked with data analyses ongoing. Topline outputs are expected the week of November 8, 2021, followed by all planned data outputs by the end of November 2021. The study is a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of Brilacidin in COVID-19 hospitalized patients. The trial’s primary endpoint is time to sustained recovery through Day 29, using a clinical status ordinal scale based on that used in the series of National Institute of Allergy and Infectious Diseases (NIAID) Adaptive COVID-19 Treatment Trials (ACTTs). Additional endpoints include: in-hospital outcomes (e.g., duration of hospitalization, time to discharge), all-cause mortality, measurement of disease biomarkers (e.g., CRP, ferritin) and inflammation-related biomarkers (e.g., IL-1β, IL-6, IL-10, total IL-18, TNF-α), changes to SARS-CoV-2 viral load, as well as other key measures.

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

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study —A Phase 2a trial has previously been completed by the Company, comprised of three sequential cohorts, with progressive dose escalation by cohort—cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. In January 2021, Alfasigma notified the Company that the Phase 1 study for the treatment of UP/UPS using Brilacidin in a proprietary Alfasigma formulation successfully completed dosing per protocol; an extra treatment cohort was subsequently added by amendment and commenced in May 2021. In latest updates on UP/UPS development planning, Alfasigma notified the Company that regulatory submissions for a Phase 2 multinational clinical trial will commence from early 2022; Alfasigma has ordered Brilacidin drug substance from the Company for use in this study. See Note 7. Exclusive License Agreement of the notes to condensed consolidated financial statements.

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

Expenditures on Brilacidin were $1.3 million and $0.3 million during the quarters ended September 30, 2021 and 2020, respectively.

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

Expenditures on Kevetrin were insignificant during the quarters ended September 30, 2021 and 2020, respectively.

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

As a result of the advent of the COVID-19 pandemic, we were approached by several organizations, including two academic institutions having Biosafety Level 3 Laboratories (BSL-3), interested in evaluating Brilacidin as an experimental new drug for COVID-19 and its underlying coronavirus (SARS-CoV-2). Early research indicated that Brilacidin was a promising therapeutic candidate and subsequent extensive pre-clinical research in multiple human cell lines have lent further evidence and support for continued research into Brilacidin’s antiviral properties. Brilacidin has shown consistent in vitro inhibition in a cell-type independent manner in different strains of coronaviruses, alphaviruses and bunyaviruses. In light of the ongoing pandemic and drug development environment, we have prioritized development of Brilacidin for COVID-19, including the conduct of a Phase 2 randomized, blinded, placebo-controlled clinical trial of Brilacidin in patients hospitalized with moderate-to-severe COVID-19. The trial has since completed (n=120), and the clinical trial database has been locked with data analyses ongoing. Topline outputs are expected the week of November 8, 2021, followed by all planned data outputs by end November 2021.

Brilacidin formulation development work is in progress: For treating ulcerative colitis, we are engaged in the development of an oral formulation (i.e. capsule or tablet). For treating oral mucositis we are engaged in optimizing an oral rinse formulation for the treatment of severe oral mucositis.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Significant Accounting Policies and Recent Accounting Pronouncements, to the financial statements, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

Please see Note 3 to the condensed consolidated financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, for a discussion of recent accounting pronouncements and their effect, if any, on our condensed consolidated financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $10.7 million for the next 12 months, including approximately $8.7 million for clinical activities, supportive research, and drug product. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended September 30, 2021 and 2020

Revenue

We generated no revenue and incurred operating expenses of approximately $2.0 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2021 vs. 2020
	2021	2020	$	%

Clinical studies and development research	$1,338,046	$298,000	1,040,046	349%
Employees payroll and payroll tax expenses related to R&D Department	141,000	70,000	71,000	101%
Stock-based compensation – employee	11,000	19,000	(8,000)	(42)%
Stock-based compensation – consultants	29,000	43,000	(14,000)	(33)%
Depreciation and amortization expenses	71,954	94,000	(22,046)	(23)%
Total	$1,591,000	$524,000	1,067,000	204%

Research and development expenses for proprietary programs increased during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, primarily due to more spending on our Brilacidin program for the three months ended September 30, 2021.

Employees payroll and payroll tax expenses increased during the three months ended September 30, 2021 compared with the three months ended September 30, 2020, due to a new hire of an employee during the three months ended September 30, 2021.

Stock-based compensation for employee decreased during the three months ended September 30, 2021 due to equity-based awards issued to an employee in 2016 and in 2017 being fully expensed during the year ended June 30, 2021, therefore, less stock-based compensation – employee was incurred during the three months ended September 30, 2021.

Stock-based compensation - consultants decreased during the three months ended September 30, 2021 due to less options being issued to consultants during the three months ended September 30, 2021 compared with the three months ended September 30, 2020.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2021 vs. 2020
	2021	2020	$	%

Insurance and health expense	$69,051	$118,000	(48,949)	(41)%
Rent and utility expense	21,152	27,000	(5,848)	(22)%
Business development expense	25,000	48,100	(23,100)	(48)%
Other G&A	69,797	70,900	(1,103)	(2)%
Total	$185,000	$264,000	(79,000)	(30)%

General and administrative expenses decreased during the three months ended September 30, 2021, primarily due to the decrease in insurance and health expense of $49,000 and decrease in business development expense of $23,000 due to less business development consultants’ fees and business events during the three months ended September 30, 2021.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2021 vs. 2020
	2021	2020	$ %

Officers’ payroll and payroll tax expenses	$119,000	$127,000	(8,000)	(6)%

There was a slight decrease in officers’ payroll and payroll tax expenses for the Company during the three months ended September 30, 2021, due to the decrease in payroll taxes.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2021 vs. 2020
	2021	2020	$ %

Audit, legal and professional fees	$128,000	$214,000	(86,000)	(40)%

Professional fees decreased during the three months ended September 30, 2021 primarily related to decrease in legal fees and other professional fees in 2021.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Three months ended		Change
	September 30,		2021 vs. 2020
	2021	2020	$	%

Interest expense – debt	(33,000)	(44,000)	11,000	(25)%

Other Income (Expense), net	$(33,000)	$(44,000)	$11,000	(25)%

There was a decrease in interest expenses paid on the note payable – related party, because of the decrease in the note payable balance due to the Company’s Chairman and CEO since he exercised his options to purchase 3.1 million shares of Class B common stock by the cancellation of debt during the year ended June 30, 2021 (see Note 11. Convertible Note Payable – Related Party of the Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $2.1 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of September 30, 2021, we had approximately $11.2 million in cash compared to $10.2 million of cash as of June 30, 2021, and as of the date of this filing, we have approximately $10.2 million in cash. We currently anticipate that future budget expenditures will be approximately $10.7 million for the next 12 months, including approximately $8.7 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2022 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended September 30, 2021 and 2020 (rounded to nearest thousand):

	Three Months Ended		Change
	September 30,		Increase/
	2021	2020	(Decrease)
			%
Net cash used in operating activities	$(1,954,000)	$(1,521,000)	28%
Net cash used in investing activities	(17,000)	(3,000)	467%
Net cash provided by financing activities	2,983,000	2,758,000	8%
Net increase in cash	$1,012,000	$1,234,000	(18)%

The increase in net cash used in operating activities of $0.4 million versus the prior-year was mainly due to the increase in our loss from operations of $0.9 million, largely attributable to an increase in spending for clinical research and development expenses of $1.1 million. This also included the repayment of accrued officers’ salaries of $0.3 million.

The use of cash principally resulted from our losses from operations, mentioned above, as adjusted for non-cash charges for stock-based compensation of $40,000, patent amortization of $95,000, and changes in our working capital accounts.

Investing activities

The increase in net cash used in investing activities versus the prior-year was due to an increase in spending in patent costs.

Financing activities

During the three months ended September 30, 2021, we raised approximately $3.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock.

During the three months ended September 30, 2020, we raised approximately $2.9 million in net cash proceeds, from sale of common stock to Aspire, offset by purchase of treasury stock of $0.1 million.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $10.7 million for the next 12 months, including approximately $8.7 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

Commitments and Contingencies

Please see Note 9. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, for a discussion of recent contractual commitments and contingent liability - disputed invoices.

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

As of September 30, 2021, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 in the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit index

(1)	The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing

10.1	Amendments to the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan, as amended.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 14, 2021

31.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer and Chief Financial Officer Certifications required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: November 9, 2021	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

