Form 10-Q
period 2021-12-31
Innovation Pharmaceuticals Inc.
filed 2022-02-14
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 9, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	456,580,514
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended December 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND JUNE 30, 2021

(Unaudited)

(Rounded to nearest thousand except for shares data)

	December 31,	June 30,
	2021	2021
ASSETS
Current Assets:
Cash	$9,922,000	$10,194,000
Prepaid expenses and other current assets	42,000	495,000
Total Current Assets	9,964,000	10,689,000
Other Assets:
Patent costs - net	2,607,000	2,754,000
Deferred offering costs	419,000	778,000
Security deposit	78,000	78,000
Total Other Assets	3,104,000	3,610,000
Total Assets	$13,068,000	$14,299,000
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,298,000	$2,563,000
Accrued expenses - (including related party accruals of approx. $29,000 and $8,000, respectively)	122,000	348,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,538,000 and $1,915,000, respectively)	1,612,000	1,992,000
Operating lease - current liability	180,000	165,000
Convertible note payable - related party	250,000	1,283,000
Accrued dividend - Series B 5% convertible preferred stock	29,000	15,000
Loan payable	-	172,000
Total Current Liabilities	4,491,000	6,538,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 1,500 and 0 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	1,474,000	-
Operating lease - long term liability	158,000	252,000
Total Liabilities	6,123,000	6,790,000

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 453,633,489 shares and 426,673,198 shares issued as of December 31, 2021 and June 30, 2021, respectively, 445,117,433 shares and 418,157,142 shares outstanding as of December 31, 2021 and June 30, 2021, respectively.	45,000	42,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 18,000,000 share issued as of December 31, 2021 and June 30, 2021, and 15,641,463 shares outstanding as of December 31, 2021 and June 30, 2021	2,000	2,000
Additional paid-in capital	128,197,000	124,835,000
Accumulated deficit	(119,045,000)	(115,116,000)
Treasury Stock, at cost (10,874,593 shares as of December 31, 2021 and June 30, 2021)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	6,945,000	7,509,000
Total Liabilities and Stockholders’ Equity	$13,068,000	$14,299,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development expenses	1,593,000	2,971,000	3,184,000	3,495,000
General and administrative expenses	266,000	231,000	451,000	495,000
Officers’ payroll and payroll tax expenses	63,000	125,000	182,000	252,000
Professional fees	92,000	112,000	220,000	326,000

Total operating expenses	2,014,000	3,439,000	4,037,000	4,568,000

Net loss from operations	(2,014,000)	(3,439,000)	(4,037,000)	(4,568,000)

Other income (expense)
Other income	172,000	-	172,000	-
Interest expense – debt	(17,000)	(38,000)	(50,000)	(82,000)
Interest expense – preferred stock liability	(14,000)	(2,697,000)	(14,000)	(2,697,000)
Other expense, net	141,000	(2,735,000)	108,000	(2,779,000)

Loss before provision for income taxes	(1,873,000)	(6,174,000)	(3,929,000)	(7,347,000)
Provision for income taxes	-	-	-	-

Net loss	$(1,873,000)	$(6,174,000)	$(3,929,000)	$(7,347,000)

Basic and diluted loss per share attributable to common stockholders	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares	457,008,040	359,967,023	451,890,474	349,853,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three and Six Months Ended December 31, 2020

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2020	329,170,544	$33,000	1,818,180	$-	$102,819,000	$(101,244,000)	659,448	$(146,000)	$1,462,000

Shares sold to Aspire Capital under 2020 Agreement at $0.20 - $0.22 range	13,500,000	1,000	-	-	2,850,000	-	-	-	2,851,000
Shares issued as commitment fee of $1,438,000 on 7/31/2020 at $0.23, net of amortization of offering costs of $120,000	6,250,000	1,000	-	-	1,317,000	-	-	-	1,318,000
Shares issued to employee for services at $0.132 to $0.398	-	-	-	-	5,000	-	-	-	5,000
Stock options issued to employee for services at $0.132 to $0.398	-	-	-	-	14,000	-	-	-	14,000
Stock options issued to consultant for services at $0.14 to $0.32	-	-	-	-	43,000	-	-	-	43,000
Purchase of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	-	-	2,200,000	-	242,000	-	-	-	242,000
Issuance of shares for tax purposes as Treasury Shares	-	-	(412,238)	-	-	-	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	-	-	-	-	-	-	-	-
Issuance one of shares for tax purposes as Treasury Shares	(21,606)	-	-	-	-	-	21,606	(3,000)	(3,000)
Net loss for the three months ended 9/30/2020	-	-	-	-	-	(1,173,000)	-	-	(1,173,000)
Balance at September 30, 2020	348,957,332	$35,000	3,605,942	$-	$107,290,000	$(102,417,000)	1,093,292	$(239,000)	$4,669,000

Shares sold to Aspire under 2020 Agreement at $0.20 - $0.22 range	9,000,000	1,000	-	1,000	1,570,000	-	-	-	1,572,000
Shares issued to employee for services at $0.132 to $0.398	-	-	-	-	4,000	-	-	-	4,000
Stock options issued to employee for services at $0.132 to $0.398	-	-	-	-	10,000	-	-	-	10,000
Stock options issued to consultant for services at $0.14 to $0.43	-	-	-	-	17,000	-	-	-	17,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B & 181,096 shares were withheld for tax purposes as Treasury shares	-	-	909,090	-	100,000	-	-	-	100,000
Issuance of shares for tax purposes as Treasury Shares	-	-	(181,096)	-	-	-	181,096	(37,000)	(37,000)
To record Series B Discount - Warrants	-	-	-	-	870,000	-	-	-	870,000
To record issuance costs Series 1 & 2 Warrants	-	-	-	-	(10,000)	-	-	-	(10,000)
To record beneficial conversion feature associated with the issuance of the 3,053 shares of Series B-2 preferred stock	-	-	-	-	1,793,000	-	-	-	1,793,000
Conversion of 1,183 preferred stocks into 9,346,303 common stocks	9,346,303	1,000	-	-	1,161,000	-	-	-	1,162,000
Cancellation of 6,980,583Class A shares to satisfy the purchase of 13,072,730 shares of Common Stock Class B	(6,980,583)	(1,000)	13,072,730	1,000	1,438,000	-	6,980,583	(1,438,000)	-
Shares were withheld for tax purposes as Treasury Shares	(854,419)	-	(1,765,203)	-	-	-	2,619,622	(540,000)	(540,000)
Net loss for the three months ended 12/31/2020 - unaudited	-	-	-	-	-	(6,174,000)	-	-	(6,174,000)
Balance at December 31, 2020	359,468,633	$36,000	15,641,463	$2,000	114,243,000	$(108,591,000)	10,874,593	$(2,254,000)	$3,436,000

For the Three and Six Months Ended December 31, 2021

	Common Stock A		Common Stock B
		Par Value		Par Value	Additional Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost					(179,000)				(179,000)
Restricted stock awards of common stock issued to employee for services at $0.132 to $0.398	-	-	-	-	3,000	-	-	-	3,000
Stock options issued to employee for services at $0.132 to $0.398	-	-	-	-	8,000	-	-	-	8,000
Stock options issued to consultants for services at $0.14 to $0.384	-	-	-	-	29,000	-	-	-	29,000
Conversion of 3,036 shares of preferred stock into 18,939,080 shares of common stock	18,939,080	2,000	-	-	2,981,000	-			2,983,000
Net loss for the three months ended 9/30/2021 - unaudited	-	-	-	-	-	(2,056,000)	-	-	(2,056,000)

Balance at September 30, 2021	437,096,222	$44,000	15,641,463	$2,000	$127,677,000	$(117,172,000)	10,874,593	$(2,254,000)	$8,297,000

Offering cost					(180,000)				(180,000)
Restricted stock awards of common stock issued to employee for services at $0.132 to $0.398	-	-	-	-	2,000	-	-	-	2,000
Stock options issued to employee for services at $0.132 to $0.398	-	-	-	-	27,000	-	-	-	27,000
Stock options issued to consultants for services at $0.14 to $0.384	-	-	-	-	12,000	-	-	-	12,000
Stock options issued to director for services at $0.24	-	-	-	-	111,000	-	-	-	111,000
Conversion of 536 shares of preferred stock into 7,854,545 shares of common stock	7,854,545	1,000	-	-	525,000	-	-	-	526,000
Shares of common stock issued for exercise of options	166,666	-	-	-	23,000	-	-	-	23,000
Net loss for the three months ended 12/31/2021 - unaudited	-	-	-	-	-	(1,873,000)	-	-	(1,873,000)

Balance at December 31, 2021	445,117,433	$45,000	15,641,463	$2,000	$128,197,000	$(119,045,000)	10,874,593	$(2,254,000)	$6,945,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,929,000)	$(7,347,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	192,000	93,000
Amortization of patent costs	191,000	188,000
Gain on forgiveness of loans payable	(172,000)	-
Interest expense-preferred stock	-	2,672,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	453,000	8,000
Accounts payable	(265,000)	(61,000)
Accrued expenses	(226,000)	435,000
Accrued officers’ salaries and payroll taxes	(380,000)	(604,000)
Operating lease liability	(79,000)	(66,000)
Note payable to officer	-	(23,000)
Accrued dividend	14,000	-

Net cash used in operating activities	(4,201,000)	(4,705,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(44,000)	(43,000)

Net cash used in investing activities	(44,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	4,603,000
Proceeds from issuance of preferred stocks and warrants, net of financing costs	-	2,990,000
Proceeds from exercise of preferred stock warrants	4,983,000	-
Proceeds from exercise of options	23,000	-
Purchase of treasury stock	-	(670,000)
Repayment of note payable to officer	(1,033,000)	-

Net cash provided by financing activities	3,973,000	6,923,000

NET INCREASE (DECREASE) IN CASH	(272,000)	2,175,000

CASH, BEGINNING OF PERIOD	10,194,000	6,018,000

CASH, END OF PERIOD	$9,922,000	$8,193,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29,000	$29,000
Cash paid for tax	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Shares issued as deferred offering costs	$-	$1,438,000
Cancellation of shareholder debt for the purchase of 3.1M shares of Common Stock Class B shares	$-	$342,000
Conversion of Series B Convertible Preferred stock to Common stock	$3,509,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the three and six months ended December 31, 2021 and 2020.

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

In December 2020, the U.S. Food and Drug Administrations (FDA) approved the Company’s Investigational New Drug (IND) application to proceed with initiation of a randomized, placebo-controlled Phase 2 clinical trial of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. Similar regulatory approval was obtained from the Russian Ministry of Health. A Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 conducted at sites in the United States and Russa has since completed. The Company reported topline results that Brilacidin did not show a difference compared to placebo in reducing Time to Sustained Recovery Through Day 29, the study’s primary endpoint.

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

2. Liquidity

As of December 31, 2021, the Company’s cash amounted to $9.9 million and current liabilities amounted to $4.5 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. Our net losses incurred for the six months ended December 31, 2021 and 2020, amounted to $3.9 million and $7.3 million, respectively, and we had working capital of approximately $5.5 million and $4.2 million at December 31, 2021 and June 30, 2021, respectively.

On July 31, 2020, the Company entered into a new common stock purchase agreement (the “2020 Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. As of December 31, 2021, the available balance was $25.4 million.

We anticipate that future budget expenditures will be approximately $8.3 million for the next 12 months, including approximately $6.3 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2022 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings. There can be no assurances that we will be successful in receiving any grant funding for our programs.

Management believes that the amounts available from Aspire Capital and under the Company’s effective shelf registration statement will be sufficient to fund the Company’s operations for the next 12 months.

If we are unable to generate enough working capital from our current or future financing agreements with Aspire Capital (which expires in the first quarter of fiscal 2023) when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

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

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the six months ended December 31, 2021 and 2020, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	December 31,
	2021	2020
Net loss per share, basic and diluted	(0.01)	(0.02)

Weighted average shares outstanding:
Class A common stock	436,249,011	346,387,415
Class B common stock	15,641,463	3,466,261
Total weighted average shares outstanding	451,890,474	349,853,676

Antidilutive securities not included:
Stock options	9,878,269	6,894,265
Stock options arising from convertible note payable and accrued interest	542,212	3,039,988
Restricted stock grants	58,392	116,787
Convertible preferred stock	9,000,000	13,645,945
Total	19,478,873	23,696,984

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of December 31, 2021 and June 30, 2021 (see Note 14. Equity Transactions).

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

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	December 31, 2021	June 30, 2021
Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,324,000	1,280,000
		5,550,000	5,506,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,525,000)	(2,373,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(418,000)	(379,000)
Total		$2,607,000	$2,754,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended December 31, 2021 and 2020 was approximately $96,000 and $94,000, respectively and was approximately $191,000, and $188,000 for the six months ended December 31, 2021 and 2020, respectively.

At December 31, 2021, the future amortization period for all patents was approximately 3.68 years to 16.75 years. Future estimated amortization expenses are approximately $191,000  for the year ending June 30, 2022, $381,000 for each year from 2023 to 2025, $372,000 for the year ending June 30, 2026 and a total of $901,000 for the year ending June 30, 2027 and thereafter.

5. Accrued Expenses – Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2021	June 30, 2021

Accrued research and development consulting fees	$93,000	$340,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	21,000	-

Total	$122,000	$348,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2021	June 30, 2021

Accrued salaries - related parties	$1,467,000	$1,785,000
Accrued payroll taxes - related parties	71,000	130,000
Withholding tax - payroll	74,000	77,000

Total	$1,612,000	$1,992,000

7. Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. Up to December 31, 2021, the Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019.

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

The components of lease expense and supplemental cash flow information related to leases for the year are as follows:

Six Months Ended December 31, 2021
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$33,000
Variable lease cost	6,000
$39,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 31, 2021	$79,000
Weighted average remaining lease term – operating leases (in years)	3.00
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2021
Operating leases
Short-term operating lease liabilities	$180,000
Long-term operating lease liabilities	158,000

Total operating lease liabilities	$338,000

The following table provides maturities of the Company’s lease liabilities at December 31, 2021 as follows:

Operating Leases
Fiscal Year Ending June 30,

2022	112,000
2023	223,000
2024 (remaining 3 months)	56,000
Total lease payments	391,000
Less: Imputed interest/present value discount	(53,000)

Present value of lease liabilities	$338,000

Operating lease cost for the three months and the six months ended December 31, 2021 was approximately $16,000 and $33,000. Operating lease cost for the three months and the six months ended December 31, 2020 was approximately $22,000 and $46,000, respectively.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $2.8 million to contract research organizations as of December 31, 2021. Expenses are recognized when services are performed by the contract research organizations.

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

All of the above disputed invoices were reflected as current liabilities as of December 31, 2021.

10. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At December 31, 2021 and June 30, 2021, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

During the six months ended December 31, 2021, the Company repaid the principal of $1,033,000 to Mr. Ehrlich, the Company’s Chairman and CEO. As of December 31, 2021 and June 30, 2021, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $250,000 and $1,283,000, respectively.

As of December 31, 2021 and June 30, 2021, the balance of accrued interest payable was $21,000 and $0, respectively (see Note 5. Accrued Expenses – Related Parties and Other).

As of December 31, 2021 and June 30, 2021, the total outstanding balances of principal and interest were approximately $271,000 and $1,283,000, respectively.

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

During the six months ended December 31, 2021, the Company obtained the approval of the forgiveness of the above mentioned two loans, and recorded total loan forgiveness of $172,000 under other income.

13. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

Stock-based Compensation – Stock Options

2016 Equity Incentive Plan (the “2016 Plan”)

On June 30, 2016, the Board of Directors adopted the Company’s 2016 Plan. The 2016 Plan became effective upon adoption by the Board of Directors on June 30, 2016.

On February 23, 2020, the Board of Directors approved an amendment to Section 4.1 of the 2016 Plan to increase the annual limit on the number of awards under such Plan to outside directors from 250,000 to 1,500,000. On October 10, 2021, the Board of Directors approved amendments to the 2016 Plan to increase the number of shares of common stock available for issuance thereunder to 225,000,000 shares and to increase the annual limit on the number of awards under such Plan to outside directors from 1,500,000 to 5,000,000, among other changes.

Up to 225,000,000 shares of the Company’s Class A common stock may be issued under the 2016 Plan (subject to adjustment as described in the 2016 Plan).

Amendments to the 2016 Equity Incentive Plan

The Compensation Committee approved, and the Board of Directors ratified on October 10, 2021, amendments to the Plan to increase the number of shares of common stock available for issuance thereunder to 225 million shares, among other amendments.

Stock Options

The fair value of options granted for the six months ended December 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Six months ended December 31,
	2021	2020
Expected term (in years)	5-10	10
Expected stock price volatility	80.84 to 89.51%	93.95 to 95.47%
Risk-free interest rate	0.69% to 1.61%	0.59 to 0.68%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and six months ended December 31, 2021 and 2020 are as follows (rounded to nearest thousand):

	Three months ended December 31		Six months ended December 31
	2021	2020	2021	2020

Research and development expenses	$111,000	$-	$111,000	$-
General and administrative expenses	41,000	31,000	81,000	93,000
Total stock-based compensation expense	$152,000	$31,000	$192,000	$93,000

During the six months ended December 31, 2021 and 2020

On October 10, 2021, the Compensation Committee approved to issue 2 million stock options to purchase shares of the Company’s common stock to the Company’s two independent directors in total and 500,000 stock options to purchase shares of Company’s common stock to Mr. Ehrlich, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $488,000, based on the closing bid price as quoted on the OTC on October 10, 2021 at $0.24 per share. During the six months ended December 31, 2021, the Company recorded approximately $111,000 of stock-based compensation costs and charged to additional paid-in capital as of December 31, 2021. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On October 10, 2021, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 500,000 options to purchase common stock, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $98,000, based on the closing bid price as quoted on the OTC on October 10, 2021 at $0.24 per share. During the six months ended December 31, 2021, the Company recorded approximately $22,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On July 30, 2020, the Company agreed to issue 100,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these options was approximately $19,000. During the six months ended December 31, 2021, the Company recorded approximately $11,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On July 1, 2021, the Company agreed to issue 225,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these options was approximately $33,000. During the six months ended December 31, 2021, the Company recorded approximately $22,000 of related stock-based compensation. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On February 10, 2021, the Company agreed to issue 75,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the six months ended December 31, 2021 and 2020, the Company recorded approximately $7,000 and $0 of related stock-based compensation, respectively. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On September 11, 2020, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the six months ended December 31, 2021, the Company recorded approximately $8,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $6,000 of stock option expense and $2,000 of stock awards. During the six months ended December 31, 2020, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards.

On July 23, 2020, the Company agreed to issue 100,000 stock options to purchase shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the six months ended December 31, 2021 and 2020, the Company recorded approximately $1,000 and $17,000 of related stock-based compensation, respectively. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On May 18, 2020, the Company agreed to issue 500,000 stock options to purchase shares of the Company’s common stock each to two consultants for their one-year contracts. These options were issued with an exercise price of $0.14 per share and vest 33 1/3% on July 1, 2020, 33 1/3% on January 1, 2021, and 33 1/3% on July 1, 2021. The value of these options was approximately $78,000. During the six months ended December 31, 2021 and 2020, the Company recorded approximately $0 and $26,000 of related stock-based compensation, respectively. The assumptions we used in the Black Scholes option-pricing model were disclosed above.

On September 1, 2019, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the six months ended December 31, 2021, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards. During the six months ended December 31, 2020, the Company recorded approximately $3,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $2,000 of stock option expense and $1,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Jane Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the six months ended December 31, 2021, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards. During the six months ended December 31, 2020, the Company recorded approximately $14,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $10,000 of stock option expense and $4,000 of stock awards.

Exercise of options

During the quarter ended December 31, 2021, the Company received approximately $23,000 of net proceeds from the exercise of 166,666 stock options at $0.14 per share. The details of exercises of options to purchase Class B common stock during the six months ended December 31, 2020 are disclosed in Note 14. Equity Transactions.

Forfeiture of options

There was forfeiture of 60,000 options and 294,330 options to purchase Class A common stock during the six months ended December 31, 2021 and the year ended June 30, 2021 relating to the expiry of options of 12 consultants.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	452,987	$0.27	6.96	-
Exercised	(16,181,820)	$0.11	-	-
Forfeited/expired	(294,330)	$0.55	-	-
Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923

Granted	3,325,000	$0.24	9.26	-
Exercised	(166,666)	$0.14	-	-
Forfeited/expired	(60,000)	$0.51	-	-
Outstanding at December 31, 2021	9,878,269	$0.32	5.74	$-
Exercisable at December 31, 2021	6,463,616	$0.36	3.84	$-
Unvested stock options at December 31, 2021	3,414,653	$0.24	9.33	$-

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	-	$-
Total unvested shares outstanding at June 30, 2021	116,786	$0.22

Total shares granted	-	$-
Total shares vested	(58,394)	$0.25
Total shares forfeited	-	$-
Total unvested shares outstanding at December 31, 2021	58,392	$0.19

Scheduled vesting for outstanding restricted stock awards at December 31, 2021 is as follows:

	Year Ending June 30,
	2023	2024	Total

Scheduled vesting	38,928	19,464	58,392

As of December 31, 2021, there was approximately $9,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $6,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.50 years.

14. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Agreement with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Agreement. The amortized amount of approximately $0.4 million was recorded to additional paid-in capital for the six months ended September, 2021 and 2020. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $0.4 million and $0.8 million at December 31, 2021 and June 30, 2021.

During the six months ended December 31, 2021, the Company did not raise any money under the 2020 Agreement with Aspire Capital. As of December 31, 2021, the available balance under the 2020 Agreement was approximately $25.4 million.

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

As of December 31, 2021 and June 30, 2021, the total issued number of Class B common stock were 18 million shares and the total outstanding number of Class B common stock were 15,641,463.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the six months ended December 31, 2021, the Company issued 5,072 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $4,984,000, upon exercise of 3,036 Series 1 warrants and exercise of 2,036 Series 2 warrants issued by the Company. With regard to the exercise of these 5,072 warrants, the Company recorded gross proceeds of approximately $4,984,000 to the preferred stock liability. As of December 31, 2021, there were no Series 1 and 2 warrants outstanding since all warrants were exercised, and there were 2,000 shares of Series B-2 5% convertible preferred stock outstanding.

During the period from December 4, 2020 (date of securities purchase agreement) to June 30, 2021, the Company issued 3,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,999,573, upon exercise of 3,053 Series 1 warrants issued by the Company. In addition, the Company issued 2,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of $2,017,073, upon exercise of 2,053 Series 2 warrants issued by the Company. With regard to the exercise of these 5,106 warrants, the Company recorded gross proceeds of approximately $5,017,000 to the preferred stock liability. As of June 30, 2021, there was 5,072 Series 1 and 2 warrants to purchase 5,072 shares of Series B-2 5% convertible preferred stock outstanding and there was 0 share of Series B-2 5% convertible preferred stock

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the six months ended December 31, 2021, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 3,572 shares of Series B-2 preferred stock into a total of approximately 26.8 million shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $3,510,000 based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued. Series B-2 5% convertible preferred stock liability as of December 31, 2021 is approximately $1.5 million.

During the period from December 4, 2020 (date of securities purchase agreement) to June 30, 2021, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 10,207 shares of Series B-2 preferred stock into a total of 68,034,812 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded as Additional paid-in capital at par value. The Company reversed the amount of approximately $10,017,000 based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued. Series B-2 5% convertible preferred stock liability as of June 30, 2021 is $0.

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

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of December 31, 2021 and June 30, 2021.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the six months ended December 31, 2021 and for the year ended June 30, 2021:

FY 2021
Balance, July 1, 2020	$-
Issuance of Series B-2 preferred stock at fair value	5,000,000
Exercise of Series 1 and 2 warrants	5,017,000
Conversion of Series B-2 preferred stock to common stock	(10,017,000)
Change in fair value of Series B-2 preferred stock (1)	(-)
Balance, June 30, 2021	$-

Exercise of Series 2 warrants	4,983,000
Conversion of Series B-2 preferred stock to common stock	(3,509,000)
Change in fair value of Series B-2 preferred stock (1)	(-)
Balance, December 31, 2021	$1,474,000

(1)	Change in fair value of preferred stock is reported in interest expense—preferred stock.
(2)

The 5% accrued dividend is reported in interest expense—preferred stock in the statement of operation and the remaining accrued dividends of $29,000 was included under current liability as of December 31, 2021.

16. Subsequent Events

The Company has evaluated events occurring subsequent to December 31, 2021 through the date these financial statements were issued and determined the following items requiring disclosure:

Equity Transactions

From January 1, 2022 to date of the issuance of these financial statements, there were 270 preferred stock shares converted to approximately 9.3 million shares of common stock.

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

On November 11, 2021, the Company released topline results for its Phase 2 COVID-19 trial. Brilacidin did not show a difference compared to placebo in reducing Time to Sustained Recovery Through Day 29, the study’s primary endpoint. Safety data showed Brilacidin was generally well-tolerated, with frequency of treatment-emergent adverse events similar between study arms.

In November 2021, it was announced that further data analysis and review of the COVID-19 trial was underway, with the aim potentially to identify positive trends in the data that might support Brilacidin for inclusion in government-sponsored COVID-19 platform trials. Additionally, new in vitro research into Brilacidin’s antiviral properties against human coronaviruses, published as a preprint, was highlighted.

The Phase 2 COVID-19 clinical trial data as of the date of this Form 10-Q has yet to have undergone full data analysis and review as biostatistics data is still forthcoming from its vendor. The Company expects this process to be completed during February and plans to subsequently report findings.

Business Development and Licensing

The Company is actively engaged in business development and licensing initiatives with multiple specialty and global pharmaceutical companies. The Company may also seek to enter into agreements with other third-party entities for research, development and commercialization of other types of technologies or products. From time to time, the Company may be party to various indications of interest and term sheets and participate in preliminary discussions and negotiations regarding potential licensing or partnership arrangements. It remains the Company’s primary objective to complete licensing deals, territorial and/or global, to provide access to non-dilutive capital to advance clinical assets forward in the most expeditious and cost-effective manner. The Company can make no assurance that partnerships will occur, but is committed toward executing on these potential alliance and partnership opportunities.

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

A Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 conducted at sites in the United States and Russa has since completed (n=120). The Company reported topline results that Brilacidin did not show a difference compared to placebo in reducing Time to Sustained Recovery Through Day 29, the study’s primary endpoint. All planned data outputs, and additional post-hoc data analyses, are expected to be completed by the end of February 2022. The study is a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of Brilacidin in COVID-19 hospitalized patients. Investigational treatment (Brilacidin or placebo) was provided in addition to standard of care treatments. The trial’s primary endpoint is time to sustained recovery through Day 29, using a clinical status ordinal scale based on that used in the series of National Institute of Allergy and Infectious Diseases (NIAID) Adaptive COVID-19 Treatment Trials (ACTTs). Additional endpoints include: in-hospital outcomes (e.g., duration of hospitalization, time to discharge), all-cause mortality, measurement of disease biomarkers (e.g., CRP, ferritin) and inflammation-related biomarkers (e.g., IL-1β, IL-6, IL-10, total IL-18, TNF-α), changes to SARS-CoV-2 viral load, as well as other key measures.

Safety data showed Brilacidin was generally well-tolerated, with frequency of treatment-emergent adverse events similar between study arms.

Achieving clinical trial success in hospitalized COVID-19 patients for the primary endpoint of “Time to Sustained Recovery Through Day 29” – showing a separation between the new treatment study arm and standard of care arm– has become more challenging due to the emergence of SARS-CoV-2 variants. The proliferation of the Delta variant, for example, which became prevalent during the enrollment of our Brilacidin COVID-19 trial likely caused physicians to follow aggressive treatment regimens for their hospitalized patients, i.e., with high doses of steroid, anti-inflammatory and other supportive medications not previously used, as the in-hospital mortality in the Delta wave was significantly higher than previous variants. We believe a lot is still not known as regards how this cocktail of drugs may affect new treatments.

In February 2022, Pfizer discontinued the global clinical development program for PF-07304814, an intravenously administered SARS-CoV-2 main protease inhibitor being evaluated in adults hospitalized with severe COVID-19. The NIH initiated a COVID-19 Clinical Trial program (ACTIV-3) to test anti-SARS-CoV-2 monoclonal antibodies and other therapies, including PF-07304814, in patients hospitalized with COVID-19. Brii Biosciences, Eli Lilly, GlaxoSmithKline and Novartis were among drug developers to contribute candidates to the NIH ACTIV-3 study. All those candidates failed to show significant clinical improvement in hospitalized patients with severe COVID-19, which has resulted in a persistent unmet need.

Given this unmet need, concerning potential future Brilacidin trials in hospitalized COVID-19 patients, the Company is planning to apply to government-sponsored COVID-19 trial platforms. Pursing a biomarker-driven approach, increasing Brilacidin dosing, targeting different patient populations, testing Brilacidin in combination with other drugs (e.g., remdesivir, given strong synergistic in vitro data)—all are areas under consideration. Compassionate use of Brilacidin may also continue.

The Company is collaborating with a Regional Biocontainment Laboratory (RBL) researcher, and other scientists, including NIH scientific staff, to further investigate Brilacidin as a treatment for the SARS-CoV-2 virus, endemic Human Coronaviruses (H-CoVs), as well as other types of acutely infectious viruses. Brilacidin in vitro testing results in H-CoVs has been accepted for peer review publication. Research conducted at the RBL in bunyaviruses and alphaviruses is being prepared for peer review submission. Attendance at antiviral conferences is planned, along with grant applications for federally-funded antiviral research.

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

Development of a delayed release oral formulation has been in progress, with development work expanding into immediate release formulations due to unexpected findings encountered. Such findings appear due to the inherent physiochemical properties of the compound, and those of polymers used to achieve delayed release. An immediate release, multi-particulate, capsule formulation has been developed, and work remains ongoing regarding suitability of a final formulation for clinical trial supplies.

The development plan for ulcerative colitis includes Phase 1 testing of the immediate release oral formulation. Progression into clinical trials is pending completion of drug formulation work and securing sufficient drug supply and working capital.

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

Expenditures on Brilacidin were approximately $1.1 million and $2.6 million during the three months ended December 31, 2021 and 2020, respectively, and approximately $2.4 million and $2.8 million during the six months ended December 31, 2021 and 2020, respectively.

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

Expenditures on Kevetrin were insignificant during the quarters ended December 31, 2021 and 2020, respectively.

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

Management’s Plan of Operation

The Company devotes most of its efforts and resources on drug development, regulatory matters, and clinical trials. The Company may also pursue opportunities in areas outside of biopharmaceuticals. Presently, our efforts are primarily focused on evaluating our drug candidate Brilacidin; as a therapeutic for coronaviruses, particularly SARS-CoV-2, the novel coronavirus responsible for COVID-19; for decreasing the incidence of severe oral mucositis as a complication of chemoradiation; for treatment of IBD; and for treatment of skin infections. Our other drug candidate, Kevetrin, is for the treatment of cancer. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process, which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

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

As a result of the advent of the COVID-19 pandemic, we were approached by several organizations, including two academic institutions having Biosafety Level 3 Laboratories (BSL-3), interested in evaluating Brilacidin as an experimental new drug for COVID-19 and its underlying coronavirus (SARS-CoV-2). Early research indicated that Brilacidin was a promising therapeutic candidate and subsequent extensive pre-clinical research in multiple human cell lines have lent further evidence and support for continued research into Brilacidin’s antiviral properties. Brilacidin has shown consistent in vitro inhibition in a cell-type independent manner in different strains of coronaviruses, alphaviruses and bunyaviruses. In light of the ongoing pandemic and drug development environment, we have prioritized development of Brilacidin for COVID-19, including the conduct of a Phase 2 randomized, blinded, placebo-controlled clinical trial of Brilacidin in patients hospitalized with moderate-to-severe COVID-19. The trial has since completed (n=120), and on November 11, 2021, the Company reported that the trial did not meet its primary endpoint. The Phase 2 COVID-19 clinical trial data as of the date of this Form 10-Q has yet to have undergone full data analysis and review. The Company expects this process to be completed during February 2022 and plans to subsequently report findings.

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

Results of Operations

We expect to incur losses from operations for the next few years. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $8.3 million for the next 12 months, including approximately $6.3 million for clinical activities, supportive research, and drug product. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended December 31, 2021 and 2020

Revenue

We generated no revenue and incurred operating expenses of approximately $2.0 million and $3.4 million for the three months ended December 31, 2021 and 2020, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$	%

Clinical studies and development research	$1,170,000	$2,683,000	(1,513,000)	(56)%
Employees payroll and payroll tax expenses related to R&D Department	263,000	163,000	100,000	1%
Stock-based compensation – employee	29,000	13,000	16,000	123%
Stock-based compensation – consultants	12,000	18,000	(6,000)	(33)%
Depreciation and amortization expenses	119,000	94,000	25,000	27%
Total	$1,593,000	$2,971,000	(1,378,000)	(46)%

Research and development expenses for proprietary programs decreased during the three months ended December 31, 2021 compared with the three months ended December 31, 2020, primarily due to less spending on our Brilacidin program for the three months ended December 31, 2021.

Employees payroll and payroll tax expenses increased during the three months ended December 31, 2021 compared with the three months ended December 31, 2020, due to a new hire of an employee during the first quarter of 2022.

Stock-based compensation for employee increased during the three months ended December 31, 2021 due to one new issuance of 500,000 stock options to purchase shares of Company’s common stock to the Company’s Senior Vice President, Clinical Sciences and Portfolio Management during the three months ended December 31, 2021.

Stock-based compensation - consultants decreased during the three months ended December 31, 2021 due to less options being issued to consultants during the three months ended December 31, 2021 compared with the three months ended December 31, 2020.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$	%

Insurance and health expense	$71,000	$110,000	(39,000)	(35)%
Rent and utility expense	20,000	25,000	(5,000)	(20)%
Stock-based compensation-Officers	111,000	—	111,000	—%
Other G&A	64,000	96,000	(32,000)	(32)%
Total	$266,000	$231,000	35,000	15%

General and administrative expenses increased during the three months ended December 31, 2021, primarily due to the decrease in insurance and health expense of $39,000 and decrease in other G&A expense of $32,000 due to less business development consultants’ fees and business events during the three months ended December 31, 2021. Stock-based compensation for officers increased during the three months ended December 31, 2021 due to one new issuance of 2,500,000 stock options to purchase shares of Company’s common stock to the Company’s two Independent directors and CEO during the three months ended December 31, 2021.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$ %

Officers’ payroll and payroll tax expenses	$63,000	$125,000	(62,000)	(50)%

Officers’ payroll and payroll tax expenses decreased during the three months ended December 31, 2021, primarily related to the decrease in payroll taxes.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$ %

Audit, legal and professional fees	$92,000	$112,000	(20,000)	(18)%

Professional fees decreased during the three months ended December 31, 2021 primarily related to decrease in legal fees and other professional fees in 2021.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Three months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$	%

Other income	$172,000	—	$172,000	—%
Interest expense – debt	(17,000)	(38,000)	(21,000)	(55)%
Interest expense – preferred stock liability	(14,000)	(2,697,000)	(2,683,000)	(100)%
Other Income (Expense), net	$141,000	$(2,735,000)	$(2,876,000)	(105)%

There was an increase in other income which represents the forgiveness of the PPP Loan. There was a decrease in interest expenses paid on the note payable – related party, because of the decrease in the note payable balance due to the Company’s Chairman and CEO since he exercised his options to purchase 3.1 million shares of Class B common stock by the cancellation of debt during the year ended June 30, 2021 (see Note 11. Convertible Note Payable – Related Party of the Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $1.9 million and $6.2 million for the three months ended December 31, 2021 and 2020, respectively, because of the above-mentioned factors.

For the six months ended December 31, 2021 and 2020

Revenue

We generated no revenue and incurred operating expenses of approximately $4.0 million and $4.6 million for the six months ended December 31, 2021 and 2020, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$	%

Clinical studies and development research	$2,507,000	$2,981,000	(474,000)	(16)%
Employees payroll and payroll tax expenses related to R&D Department	405,000	233,000	172,000	74%
Stock-based compensation – employee	40,000	32,000	8,000	25%
Stock-based compensation – consultants	41,000	61,000	(20,000)	(33)%
Depreciation and amortization expenses	191,000	188,000	3,000	2%
Total	$3,184,000	$3,495,000	(311,000)	(9)%

Research and development expenses for proprietary programs decreased during the six months ended December 31, 2021 compared with the six months ended December 31, 2020, primarily due to less spending on our Brilacidin program for the six months ended December 31, 2021.

Employees payroll and payroll tax expenses increased during the six months ended December 31, 2021 compared with the six months ended December 31, 2020, due to a new hire of an employee during the first quarter of 2022.

Stock-based compensation for employee increased during the six months ended December 31, 2021 due to one new issuance of 500,000 stock options to purchase shares of Company’s common stock to the Company’s Senior Vice President, Clinical Sciences and Portfolio Management during the six months ended December 31, 2021.

Stock-based compensation - consultants decreased during the six months ended December 31, 2021 due to less options being issued to consultants during the six months ended December 31, 2021 compared with the six months ended December 31, 2020.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$	%

Insurance expense	$140,000	$228,000	(88,000)	(39)%
Rent and utility expense	41,000	52,000	(11,000)	(21)%
Stock-based compensation-Officers	111,000	—	111,000	—%
Other G&A	159,000	215,000	(56,000)	(26)%
Total	$451,000	$495,000	(44,000)	(9)%

General and administrative expenses increased during the six months ended December 31, 2021, primarily due to the increase in stock-based compensation-Officers of $111,000, offset by a decrease in insurance expense of $88,000 and a decrease in other G&A expense of $56,000 due to less business development consultants’ fees and business events during the six months ended December 31, 2021. Stock-based compensation for officers increased during the three months ended December 31, 2021 due to one new issuance of 2,500,000 stock options to purchase shares of Company’s common stock to the Company’s two Independent directors and CEO during the three months ended December 31, 2021.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Six months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$ %

Officers’ payroll and payroll tax expenses	$182,000	$252,000	(70,000)	(28)%

There was a slight decrease in officers’ payroll and payroll tax expenses for the Company during the six months ended December 31, 2021, due to the decrease in payroll taxes.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Six months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$ %

Audit, legal and professional fees	$220,000	$326,000	(106,000)	(33)%

Professional fees decreased during the six months ended December 31, 2021 primarily related to decrease in legal fees and other professional fees in 2021.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Six months ended		Change
	December 31,		2021 vs. 2020
	2021	2020	$	%

Other income	$172,000	—	$172,000	—%
Interest expense – debt	(50,000)	(82,000)	(32,000)	(39)%
Interest expense – preferred stock liability	(14,000)	(2,697,000)	(2,683,000)	(99)%
Other Income (Expense), net	$108,000	$(2,779,000)	$(2,887,000)	(104)%

There was an increase in other income which represents the forgiveness of the PPP Loan. There was a decrease in interest expenses paid on the note payable – related party, because of the decrease in the note payable balance due to the Company’s Chairman and CEO since he exercised his options to purchase 3.1 million shares of Class B common stock by the cancellation of debt during the year ended June 30, 2021 (see Note 11. Convertible Note Payable – Related Party of the Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $3.9 million and $7.3 million for the six months ended December 31, 2021 and 2020, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of December 31, 2021, we had approximately $9.9 million in cash compared to $10.2 million of cash as of June 30, 2021, and as of the date of this filing, we have approximately $9.4 million in cash. We currently anticipate that future budget expenditures will be approximately $8.3 million for the next 12 months, including approximately $6.3 million for clinical activities, supportive research, and drug product. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal year 2022 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

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

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in the Annual Report on Form 10-K.

If we are unable to generate enough working capital from our current or future financing agreements with Aspire Capital (which expires in the first quarter of fiscal 2023) when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended December 31, 2021 and 2020 (rounded to nearest thousand):

	Six Months Ended		Change
	December 31,		Increase/
	2021	2020	(Decrease)
			%
Net cash used in operating activities	$(4,201,000)	$(4,705,000)	(11)%
Net cash used in investing activities	(44,000)	(43,000)	2%
Net cash provided by financing activities	3,973,000	6,923,000	(43)%
Net increase in cash	$(272,000)	$2,175,000	(113)%

The Company experienced a decrease in net cash used in operating activities of $0.5 million versus the prior-year. The use of cash principally resulted from our losses from operations for the six months ended December 31, 2021, as adjusted for non-cash charges for stock-based compensation of $0.2 million, patent amortization of $0.2 million, and changes in our working capital accounts.

The use of cash principally resulted from our losses from operations for the six months ended December 31, 2020, as adjusted for non-cash charges for stock-based compensation of $0.1 million, patent amortization of $0.2 million, interest expense or preferred stock of $2.7 million and changes in our working capital accounts.

Investing activities

There was an insignificant change in net cash used in investing activities versus the prior-year was due to stable spending in patent costs during both periods.

Financing activities

During the six months ended December 31, 2021, we raised approximately $5.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock.

During the six months ended December 31, 2020, we raised approximately $3.0 million in net cash proceeds, from sale of common stock to Aspire and sale of common stock of approximately $4.6 million, offset by purchase of treasury stock of $0.1 million.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $8.3 million for the next 12 months, including approximately $6.3 million for clinical activities, supportive research, and drug product development. The Company has limited experience with pharmaceutical drug development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $30 million, of which approximately $25.4 million remains as of the date of this filing and which expires in the first quarter of fiscal 2023. Management believes, as of the date of this filing that the funding amount from Aspire Capital will be available as needed by the Company and that adverse market conditions in the Company’s common stock price and trading volume, will not prevent the Company from funding its working capital requirements for the next 12 months from the date of this filing.

In the event that we are unable to generate sufficient cash from our 2020 Agreement with Aspire Capital or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (for example licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

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

As of December 31, 2021, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: February 14, 2022	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

