Form 10-Q
period 2022-03-31
Innovation Pharmaceuticals Inc.
filed 2022-05-13
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	456,580,514
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended March 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND JUNE 30, 2021

(Unaudited)

(Rounded to nearest thousand except for shares data)

	March 31,	June 30,
	2022	2021
ASSETS
Current Assets:
Cash	$8,795,000	$10,194,000
Prepaid expenses and other current assets	27,000	495,000
Total Current Assets	8,822,000	10,689,000
Other Assets:
Patent costs - net	2,518,000	2,754,000
Deferred offering costs	240,000	778,000
Security deposit	78,000	78,000
Total Other Assets	2,836,000	3,610,000
Total Assets	$11,658,000	$14,299,000
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,400,000	$2,563,000
Accrued expenses - (including related party accruals of approx. $21,000 and $8,000, respectively)	71,000	348,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,551,000 and $1,915,000, respectively)	1,635,000	1,992,000
Operating lease - current liability	189,000	165,000
Convertible note payable - related party	250,000	1,283,000
Accrued dividend - Series B 5% convertible preferred stock	46,000	15,000
Loan payable	—	172,000
Total Current Liabilities	4,591,000	6,538,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 1,165 and 0 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	1,145,000	—
Operating lease - long term liability	107,000	252,000
Total Liabilities	5,843,000	6,790,000

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $0.0001 par value, 600,000,000 shares authorized, 465,096,570 shares and 426,673,198 shares issued as of March 31, 2022 and June 30, 2021, respectively, 456,580,514 shares and 418,157,142 shares outstanding as of March 31, 2022 and June 30, 2021, respectively.	46,000	42,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, 18,000,000 shares issued as of March 31, 2022 and June 30, 2021, and 15,641,463 shares outstanding as of March 31, 2022 and June 30, 2021	2,000	2,000
Additional paid-in capital	128,552,000	124,835,000
Accumulated deficit	(120,531,000)	(115,116,000)
Treasury Stock, at cost (10,874,593 shares as of March 31, 2022 and June 30, 2021)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	5,815,000	7,509,000
Total Liabilities and Stockholders’ Equity	$11,658,000	$14,299,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Nine months Ended
	March 31,		March 31
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development expenses	931,000	1,423,000	4,115,000	4,918,000
General and administrative expenses	320,000	245,000	771,000	740,000
Officers’ payroll and payroll tax expenses	126,000	126,000	308,000	378,000
Professional fees	81,000	124,000	301,000	450,000

Total operating expenses	1,458,000	1,918,000	5,495,000	6,486,000

Net loss from operations	(1,458,000)	(1,918,000)	(5,495,000)	(6,486,000)

Other income (expense)
Other income	—	—	172,000	—
Interest expense - debt	(11,000)	(37,000)	(61,000)	(119,000)
Interest expense - preferred stock liability	(17,000)	(2,005,000)	(31,000)	(4,702,000)
Other expense, net	(28,000)	(2,042,000)	80,000	(4,821,000)

Loss before provision for income taxes	(1,486,000)	(3,960,000)	(5,415,000)	(11,307,000)
Provision for income taxes	—	—	—	—
Net loss	$(1,486,000)	$(3,960,000)	$(5,415,000)	$(11,307,000)

Basic and diluted loss per share attributable to common stockholders	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average number of common shares	468,040,150	411,823,424	457,195,112	370,330,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

3,053

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Nine Months Ended March 31, 2021

	Common Stock A		Common Stock B				Treasury Stock
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance at June 30, 2020	329,170,544	$33,000	1,818,180	$—	$102,819,000	$(101,244,000)	659,448	$(146,000)	$1,462,000

Shares sold to Aspire Capital under 2020 Purchase Agreement at $0.20 - $0.22 range	13,500,000	1,000	—	—	2,850,000	—	—	—	2,851,000
Shares issued as commitment fee of $1,438,000 on 7/31/2020 at $0.23, net of amortization of offering costs of $120,000	6,250,000	1,000	—	—	1,317,000	—	—	—	1,318,000
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	5,000	—	—	—	5,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	14,000	—	—	—	14,000
Stock options issued to consultant for services at $0.14 to $0.32	—	—	—	—	43,000	—	—	—	43,000
Purchase of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	—	—	2,200,000	—	242,000	—	—	—	242,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(412,238)	—	—	—	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	—	—	—	—	—	—	—	—
Issuance of shares for tax purposes as Treasury Shares	(21,606)	—	—	—	—	—	21,606	(3,000)	(3,000)
Net loss for the three months ended 9/30/2020	—	—	—	—	—	(1,173,000)	—	—	(1,173,000)
Balance at September 30, 2020	348,957,332	$35,000	3,605,942	$—	$107,290,000	$(102,417,000)	1,093,292	$(239,000)	$4,669,000

Shares sold to Aspire under 2020 Purchase Agreement at $0.20 - $0.22 range	9,000,000	1,000	—	1,000	1,570,000	—	—	—	1,572,000
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	4,000	—	—	—	4,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.14 to $0.43	—	—	—	—	17,000	—	—	—	17,000
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B & 181,096 shares were withheld for tax purposes as Treasury shares	—	—	909,090	—	100,000	—	—	—	100,000
Issuance of shares for tax purposes as Treasury Shares	—	—	(181,096)	—	—	—	181,096	(37,000)	(37,000)
To record Series B Discount - Warrants	—	—	—	—	870,000	—	—	—	870,000
To record issuance costs Series 1 & 2 Warrants	—	—	—	—	(10,000)	—	—	—	(10,000)
To record beneficial conversion feature associated with the issuance of the 3,053 shares of Series B-2 preferred stock	—	—	—	—	1,793,000	—	—	—	1,793,000
Conversion of 1,183 preferred stocks into 9,346,303 common stocks	9,346,303	1,000	—	—	1,161,000	—	—	—	1,162,000
Cancellation of 6,980,583 Class A shares to satisfy the purchase of 13,072,730 shares of Common Stock Class B	(6,980,583)	(1,000)	13,072,730	1,000	1,438,000	—	6,980,583	(1,438,000)	—
Shares were withheld for tax purposes as Treasury Shares	(854,419)	—	(1,765,203)	—	—	—	2,619,622	(540,000)	(540,000)
Net loss for the three months ended 12/31/2020	—	—	—	—	—	(6,174,000)	—	—	(6,174,000)
Balance at December 31, 2020	359,468,633	$36,000	15,641,463	$2,000	$114,243,000	$(108,591,000)	10,874,593	$(2,254,000)	$3,436,000

Offering cost	—	—	—	—	(179,000)	—	—	—	(179,000)
Shares issued to employee for services at $0.132 to $0.398	—	—	—	—	4,000	—	—	—	4,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to consultant for services at $0.14 to $0.43	—	—	—	—	27,000	—	—	—	27,000
Conversion of 12 preferred stocks into 87,567 common stock	87,567	—	—	—	13,000	—	—	—	13,000
To record Series B Discount - Warrants	—	—	—	—	540,000	—	—	—	540,000
To record beneficial conversion feature associated with the issuance of the 2,036 shares of Series B-2 preferred stock	—	—	—	—	1,460,000	—	—	—	1,460,000
Conversion of 9,012 preferred stock into 58,600,942 common stocks	58,600,942	6,000	—	—	8,848,000	—	—	—	8,854,000
Net loss for the three months ended 3/31/2021	—	—	—	—	—	(3,960,000)	—	—	(3,960,000)
Balance at March 31, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,966,000	$(112,551,000)	10,874,593	$(2,254,000)	$10,205,000

For the Nine Months Ended March 31, 2022

					Additional
	Common Stock A		Common Stock B		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost	—	—	—	—	(179,000)	—	—	—	(179,000)
Restricted stock awards of common stock issued to employee for services	—	—	—	—	3,000	—	—	—	3,000
Stock options issued to employee for services	—	—	—	—	8,000	—	—	—	8,000
Stock options issued to consultants for services	—	—	—	—	29,000	—	—	—	29,000
Conversion of 3,036 shares of preferred stock into 18,939,080 shares of common stock	18,939,080	2,000	—	—	2,981,000	—	—	—	2,983,000
Net loss for the three months ended 9/30/2021	—	—	—	—	—	(2,056,000)	—	—	(2,056,000)

Balance at September 30, 2021	437,096,222	$44,000	15,641,463	$2,000	$127,677,000	$(117,172,000)	10,874,593	$(2,254,000)	$8,297,000

Offering cost					(180,000)				(180,000)
Restricted stock awards of common stock issued to employee for services	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to employee for services	—	—	—	—	27,000	—	—	—	27,000
Stock options issued to consultants for services	—	—	—	—	12,000	—	—	—	12,000
Stock options issued to director for services	—	—	—	—	111,000	—	—	—	111,000
Conversion of 536 shares of preferred stock into 7,854,545 shares of common stock	7,854,545	1,000	—	—	525,000	—	—	—	526,000
Shares of common stock issued for exercise of options	166,666	—	—	—	23,000	—	—	—	23,000
Net loss for the three months ended 12/31/2021	—	—	—	—	—	(1,873,000)	—	—	(1,873,000)

Balance at December 31, 2021	445,117,433	$45,000	15,641,463	$2,000	$128,197,000	$(119,045,000)	10,874,593	$(2,254,000)	$6,945,000

Offering cost					(179,000)				(179,000)
Restricted stock awards of common stock issued to employee for services	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to employee for services	—	—	—	—	28,000	—	—	—	28,000
Stock options issued to consultants for services	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to director for services	—	—	—	—	166,000	—	—	—	166,000
Conversion of 335 shares of preferred stock into 11,463,081 shares of common stock	11,463,081	1,000	—	—	328,000	—	—	—	329,000
Net loss for the three months ended 3/31/2022	—	—	—	—	—	(1,486,000)	—	—	(1,486,000)

Balance at March 31, 2022	456,580,514	$46,000	15,641,463	$2,000	$128,552,000	$(120,531,000)	10,874,593	$(2,254,000)	$5,815,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,415,000)	$(11,307,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	398,000	134,000
Amortization of patent costs	286,000	283,000
Gain on forgiveness of loans payable	(172,000)	-
Interest expense-preferred stock	-	4,672,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	468,000	47,000
Accounts payable	(163,000)	10,000
Accrued expenses	(277,000)	574,000
Accrued officers’ salaries and payroll taxes	(357,000)	(1,157,000)
Operating lease liability	(121,000)	(101,000)
Note payable to officer	-	(53,000)
Accrued dividend	31,000	5,000
Net cash used in operating activities	(5,322,000)	(6,893,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(50,000)	(53,000)
Net cash used in investing activities	(50,000)	(53,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	-	4,603,000
Proceeds from issuance of preferred stocks and warrants, net of financing costs	-	4,990,000
Proceeds from exercise of preferred stock warrants	4,983,000	5,017,000
Proceeds from exercise of options	23,000	-
Purchase of treasury stock	-	(670,000)
Repayment of note payable to officer	(1,033,000)	-
Net cash provided by financing activities	3,973,000	13,940,000

NET INCREASE (DECREASE) IN CASH	(1,399,000)	6,994,000
CASH, BEGINNING OF PERIOD	10,194,000	6,018,000
CASH, END OF PERIOD	$8,795,000	$13,012,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$44,000	$44,000
Cash paid for tax	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES
Beneficial conversion features on preferred stock and warrant discounts recorded as interest expense-preferred stock	$-	$4,672,000
Shares issued as deferred offering costs	$-	$1,438,000
Cancellation of 6,980,583 Class A shares for the purchase of 13,072,730 shares of Common Stock Class B	$-	$1,438,000
Conversion of Series B Convertible Preferred stock to Common stock	$3,838,000	$10,029,000
Cancellation of shareholder debt for the purchase of 3.1M shares of Common Stock Class B shares	$-	$342,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the three and nine months ended March 31, 2022 and 2021.

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline which presently includes Brilacidin and Kevetrin by advancing them along the regulatory pathway as well as engaging in seeking additional health care-related investment opportunities with the aim of diversifying the Company’s assets. As of March 31, 2022, the Company has largely paused clinical development to strategically analyze all the scientific data collected to date across its portfolio of assets - see Item 2 for additional details. Drug manufacturing, scientific report writing, and supportive research activities continue. While the analysis is performed, management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets.

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

2. Liquidity

As of March 31, 2022, the Company’s cash amounted to $8.8 million and current liabilities amounted to $4.6 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. Our net losses incurred for the nine months ended March 31, 2022 and 2021, amounted to $5.4 million and $11.3 million, respectively, and we had working capital of approximately $4.2 million at March 31, 2022 and June 30, 2021.

On July 31, 2020, the Company entered into a Common Stock Purchase Agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Purchase Agreement. In consideration for entering into the 2020 Purchase Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Purchase Agreement.

During the nine months ended March 31, 2022, the Company did not sell any shares to Aspire Capital under the purchase agreement. During the period from July 31, 2020 to March 31, 2021, the Company generated proceeds of approximately $5.0 million under the 2020 Purchase Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. As of March 31, 2022, the available balance under the 2020 Purchase Agreement was approximately $25.4 million, however, the trading price for the Company’s common stock has not satisfied the minimum $0.10 price condition under the purchase agreement and no sales may occur thereunder.

We currently anticipate that future budget expenditures will be approximately $4.2 million for the next 12 months, including approximately $2.2 million for development activities, supportive research, and drug manufacturing. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal years 2022 and 2023 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings. There can be no assurances that we will be successful in receiving any grant funding for our programs.

Management believes that the amounts available from Aspire Capital and under the Company’s effective shelf registration statement will be sufficient to fund the Company’s operations for the next 12 months. If we are unable to generate sufficient cash from our 2020 Purchase Agreement with Aspire Capital (which expires on July 31, 2022) or raise additional funds from others, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

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

Basic Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants and convertible related party notes payable. Common share equivalents were excluded from the computation of diluted earnings per share for the nine months ended March 31, 2022 and 2021, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	March 31,
	2022	2021
Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding:
Class A common stock	441,553,649	362,864,883
Class B common stock	15,641,463	7,465,415
Total weighted average shares outstanding	457,195,112	370,330,298

Antidilutive securities not included:
Stock options	10,298,269	6,849,265
Stock options arising from convertible note payable and accrued interest	525,260	3,085,242
Restricted stock grants	58,392	116,786
Convertible preferred stock	38,477,064	—
Total	49,358,985	10,051,293

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of March 31, 2022 and June 30, 2021 (see Note 14. Equity Transactions).

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

Awards with service-based vesting conditions only: Expense is recognized on a straight-line basis over the requisite service period of the award.

Awards with performance-based vesting conditions: Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis over the requisite service period basis until a higher performance-based condition is met, if applicable.

Awards with market-based vesting conditions: Expense recognized on a straight-line basis over the requisite service period, which is the lesser of the derived service period or the explicit service period if one is present. However, if the market condition is satisfied prior to the end of the requisite service period, the Company will accelerate all remaining expense to be recognized.

Awards with both performance-based and market-based vesting conditions: If an award vesting or exercisability is conditional upon the achievement of either a market condition or performance or service conditions, the requisite service period is generally the shortest of the explicit, implicit, and derived service period.

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation using the straight-line method.

4. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	March 31, 2022	June 30, 2021
Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,330,000	1,280,000
Total patents cost		5,556,000	5,506,000
Less: Accumulated amortization for Brilacidin, Anti-microbial- surfactants and related compounds		(2,600,000)	(2,373,000)
Accumulated amortization for Patents-Kevetrin and related compounds		(438,000)	(379,000)
Patents, net		$2,518,000	$2,754,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended March 31, 2022 and 2021 was approximately $95,000 and $95,000, respectively and was approximately $286,000, and $283,000 for the nine months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the future amortization period for all patents was approximately 3.43 years to 16.75 years. Future estimated amortization expenses are approximately $95,000 for the year ending June 30, 2022, $382,000 for each year from 2023 to 2025, $372,000 for the year ending June 30, 2026 and a total of $905,000 for the year ending June 30, 2027 and thereafter.

5. Accrued Expenses - Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31, 2022	June 30, 2021

Accrued research and development consulting fees	$50,000	$340,000
Accrued rent (Note 10) - related parties	8,000	8,000
Accrued interest (Note 11) - related parties	13,000	—

Total	$71,000	$348,000

6. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31, 2022	June 30, 2021

Accrued salaries - related parties	$1,480,000	$1,785,000
Accrued payroll taxes - related parties	71,000	130,000
Withholding tax - payroll	84,000	77,000

Total	$1,635,000	$1,992,000

7. Exclusive License Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. The Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019 and the Company did not receive any further payment during the nine months ended March 31, 2022 and 2021.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Nine months Ended March 31, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$47,000
Variable lease cost	9,000
$56,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2022	$121,000
Weighted average remaining lease term - operating leases (in years)	3.00
Average discount rate - operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2022
Operating leases
Short-term operating lease liabilities	$189,000
Long-term operating lease liabilities	107,000

Total operating lease liabilities	$296,000

The following table provides maturities of the Company’s lease liabilities at March 31, 2022 as follows:

Operating Leases
Fiscal Year Ending June 30,

2022	56,000
2023	223,000
2024 (remaining 3 months)	57,000
Total lease payments	336,000
Less: Imputed interest/present value discount	(40,000)

Present value of lease liabilities	$296,000

Operating lease cost for the three months and the nine months ended March 31, 2022 was approximately $17,000 and $56,000, respectively. Operating lease cost for the three months and the nine months ended March 31, 2021 was approximately $24,000 and $76,000, respectively.

9. Commitments and Contingencies

Litigation

On January 22, 2020, the Company filed a complaint against Cummings Properties, LLC in the Superior Court of the Commonwealth of Massachusetts (C.A. No. 20-77CV00101), seeking, among other things, declaratory relief that the lease terminated in September 2018, because the Company’s prior principal executive offices did not automatically extend for an additional five years from September 2018, return of the Company’s security deposit, and damages. The total lease amount is approximately $0.6 million. The Company is currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $1.1 million to contract research organizations as of March 31, 2022. Expenses are recognized when services are performed by the contract research organizations.

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

All of the above disputed invoices were reflected as current liabilities as of March 31, 2022 and June 30, 2021.

10. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At March 31, 2022 and June 30, 2021, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

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

During the nine months ended March 31, 2022, the Company repaid the principal of $1,033,000 to Mr. Ehrlich, the Company’s Chairman and CEO. As of March 31, 2022 and June 30, 2021, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $250,000 and $1,283,000, respectively.

As of March 31, 2022 and June 30, 2021, the balance of accrued interest payable was $13,000 and $0, respectively (see Note 5. Accrued Expenses - Related Parties and Other).

As of March 31, 2022 and June 30, 2021, the total outstanding balances of principal and interest were approximately $263,000 and $1,283,000, respectively.

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

During the nine months ended March 31, 2022, the Company obtained the approval of the forgiveness of the above mentioned two loans, and the Company recorded the total loan forgiveness of $172,000 under other income.

13. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

Stock-based Compensation - Stock Options

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

Stock Options

The fair value of options granted for the nine months ended March 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Nine months ended March 31,
	2022	2021
Expected term (in years)	5-10	5-10
Expected stock price volatility	80.84 to 112.37%	89.88 to 95.47%
Risk-free interest rate	0.69% to 1.61%	0.48 to 0.68%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Condensed Statement of Operations for the three months and nine months ended March 31, 2022 and 2021 are as follows (rounded to nearest thousand):

	Three months ended March 31		Nine months ended March 31
	2022	2021	2022	2021

Research and development expenses	$40,000	$41,000	$121,000	$134,000
General and administrative expenses	166,000	—	277,000	—
Total stock-based compensation expense	$206,000	$41,000	$398,000	$134,000

During the nine months ended March 31, 2022 and 2021

Directors and Employee

On October 10, 2021, the Compensation Committee approved the issuance of 2 million stock options to purchase shares of the Company’s common stock to the Company’s two independent directors in total and 1 million stock options to purchase shares of Company’s common stock to Mr. Ehrlich, the CEO, which are exercisable for 10 years at $0.24 per share of common stock. These 3 million stock options with 1 year vesting period were valued at approximately $585,000, based on the closing bid price as quoted on the OTC on October 10, 2021 at $0.24 per share. During the nine months ended March 31, 2022, the Company recorded approximately $277,000 of stock-based compensation costs and charged to additional paid-in capital as of March 31, 2022. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On October 10, 2021, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 500,000 options to purchase common stock, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $98,000, based on the closing bid price as quoted on the OTC on October 10, 2021 at $0.24 per share. During the nine months ended March 31, 2022, the Company recorded approximately $46,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On September 11, 2020, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the nine months ended March 31, 2022, the Company recorded approximately $11,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $8,000 of stock option expense and $3,000 of stock awards. During the nine months ended March 31, 2021, the Company recorded approximately $8,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $6,000 of stock option expense and $2,000 of stock awards.

On February 23, 2020, the Company issued (i) options for the purchase of 500,000 shares of common stock at an exercise price of $0.10 per share, which is 110% of the previous per share closing price of $0.09 on February 21, 2020, and (ii) 500,000 shares of Class A common stock to each member of the Company’s Board of Directors, consisting of Leo Ehrlich, Barry Schechter and Zorik Spektor.

On September 1, 2019, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with a 3 year vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the nine months ended March 31, 2022, the Company recorded approximately $7,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $5,000 of stock option expense and $2,000 of stock awards. During the nine months ended March 31, 2021, the Company recorded approximately $7,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $5,000 of stock option expense and $2,000 of stock awards.

On September 1, 2018, the Company also issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the nine months ended March 31, 2022, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards. During the nine months ended March 31, 2021, the Company recorded approximately $22,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $16,000 of stock option expense and $6,000 of stock awards.

Consultants

On January 1, 2022, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.044 per share and vest 33 1/3% on January 1, 2022, 33 1/3% on July 1, 2022 and 33 1/3% on January 1, 2023. The value of these options was approximately $3,000. During the nine months ended March 31, 2022, the Company recorded approximately $1,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On July 30, 2021, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these options was approximately $19,000. During the nine months ended March 31, 2022, the Company recorded approximately $15,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On July 1, 2021, the Company agreed to issue stock options to purchase 225,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these options was approximately $33,000. During the nine months ended March 31, 2022, the Company recorded approximately $27,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On February 10, 2021, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the nine months ended March 31, 2022 and 2021, the Company recorded approximately $7,000 and $10,000 of related stock-based compensation, respectively. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On July 23, 2020, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the nine months ended March 31, 2022 and 2021, the Company recorded approximately $1,000 and $22,000 of related stock-based compensation, respectively. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On May 18, 2020, the Company agreed to issue stock options to purchase 500,000 shares of the Company’s common stock each to two consultants for their one-year contracts. These options were issued with an exercise price of $0.14 per share and vest 33 1/3% on July 1, 2020, 33 1/3% on January 1, 2021, and 33 1/3% on July 1, 2021. The value of these options was approximately $78,000. During the nine months ended March 31, 2022 and 2021, the Company recorded approximately $0 and $39,000 of related stock-based compensation, respectively.

Exercise of options

During the nine months ended March 31, 2022, the Company received approximately $23,000 of net proceeds from the exercise of 166,666 stock options at $0.14 per share. The details of exercises of options to purchase Class B common stock during the nine months ended March 31, 2021 are disclosed in Note 14. Equity Transactions.

Forfeiture of options

There was forfeiture of 215,000 options and 294,330 options to purchase Class A common stock during the nine months ended March 31, 2022 and the year ended June 30, 2021, respectively, relating to the expiry of options of consultants.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	452,987	$0.27	6.96	—
Exercised	(16,181,820)	$0.11	—	—
Forfeited/expired	(294,330)	$0.55	—	—
Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923

Granted	3,900,000	$0.24	9.00	—
Exercised	(166,666)	$0.14	—	—
Forfeited/expired	(215,000)	$0.51	—	—
Outstanding at March 31, 2022	10,298,269	$0.30	5.77	$—
Exercisable at March 31, 2022	6,466,949	$0.34	3.70	$—
Unvested stock options at March 31, 2022	3,831,320	$0.23	9.26	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2021	116,786	$0.22

Total shares granted	—	$—
Total shares vested	(58,394)	$0.25
Total shares forfeited	—	$—
Total unvested shares outstanding at March 31, 2022	58,392	$0.19

Scheduled vesting for outstanding restricted stock awards at March 31, 2022 is as follows:

	Year Ending June 30,
	2023	2024	Total

Scheduled vesting	38,928	19,464	58,392

As of March 31, 2022, there was approximately $7,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $5,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.30 years.

14. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Stock Purchase Agreement (the “2020 Purchase Agreement”)  with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Purchase Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee.  The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Purchase Agreement. The amortized amount of approximately $0.5 million was recorded to additional paid-in capital for the nine months ended March 31, 2022 and 2021. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $0.2 million and $0.8 million at March 31, 2022 and June 30, 2021.

During the nine months ended March 31, 2022, the Company did not sell any shares to Aspire Capital under the 2020 Purchase Agreement. During the period from July 31, 2020 to March 31, 2021, the Company generated proceeds of approximately $4.6 million under the 2020 Purchase Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. As of March 31, 2022, the available balance under the 2020 Purchase Agreement was approximately $25.4 million, however, the recent trading price for the Company’s common stock has not satisfied the minimum $0.10 price condition under the purchase agreement and no sales may occur thereunder.

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

On December 28, 2020, Mr. Ehrlich exercised his option to purchase 13,072,730 shares of Class B common stock, at the option exercise price at $0.11 per shares for the shares, paid by the cancellation of 6,980,583 shares of Class A common stock held by Mr. Ehrlich of $1,438,000 to satisfy the exercise price. The total taxable compensation to Mr. Ehrlich for the 13,072,730 shares was approximately $540,000, based upon the closing stock price on December 29, 2020 of $0.21 a share. The Company withheld 1,765,203 shares of Class B common stock and cancelled an additional 854,419 shares of Class A common stock held by Mr. Ehrlich. As a result, the Company issued 11,307,527 shares of Class B common shares (net of 1,765,203 shares of Class B common shares withheld to satisfy taxes), and cancelled 7,835,002 shares of Class A common stock held by Mr. Ehrlich. These shares withheld are being reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

As of March 31, 2022 and June 30, 2021, the total issued number of shares of Class B common stock were 18 million shares and the total outstanding number of shares of Class B common stock were 15,641,463.

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

The warrants issued in connection with the Series B-2 preferred stock are deemed to be free standing equity instruments and are recorded in permanent equity under additional paid in capital, based on a relative fair value allocation of proceeds, that is the warrants’ relative fair value to the Series B-2 preferred stock fair value (without the warrants), with an offsetting discount to the Series B-2 preferred stock. Given that the Series B-2 preferred stock is convertible at any time under these features, the underlying warrant discounts were accreted upon issuance and recorded as interest, resulting in no remaining discount to the Series B-2 preferred stock liability after the issuance.

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

The issuance costs associated with the Series B-2 preferred stock transaction were attributed to the Series B-2 preferred stock (without the warrants) and to the Series 1 and Series 2 warrants based on their relative fair values. The issuance costs attributed to the warrants of approximately $10,000 were reflected as a reduction to additional paid-in capital. The issuances costs associated with the Series B-2 preferred stock liability of $25,000 was recorded immediately as an element of interest cost, which are reflected in interest expense - preferred stock on December 11, 2020.

The Company recorded the February 8, 2021 issuance of 2,036 shares Series B-2 Preferred Stock at approximately $1.5 million and the underlying Series 1 and Series 2 warrants at approximately $0.5 million in total by allocating the gross proceeds to Series B-2 preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $1.5 million associated with the issuance of the 2,036 shares of Series B-2 preferred stock to additional paid-in capital. The Company then recorded interest of approximately $2.0 million for the BCF and warrant discounts as a first day interest given that the Series B-2 preferred shares can be converted at any time to common stock and given no set term. In addition to the aforesaid $2.7 million for the BCF and warrant discounts, the total interest of approximately $31,000 and $4.7 million was reported in Interest expense - preferred stock liability during the nine months ended March 31, 2022 and 2021, respectively, in the Condensed Consolidated Statements of Operations.

The change in fair value of the total Series B-2 preferred stock was $0 during the nine months ended March 31, 2022 and 2021 in the Condensed Consolidated Statements of Operations.

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock and the total dividends accrued of approximately $31,000 and $15,000 were treated as interest during the nine months ended March 31, 2022 and 2021, respectively, in the Condensed Consolidated Statements of Operations.

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

2020 Series B-2 5% convertible preferred stock warrants

Each share of preferred stock was sold together with two warrants: (i) a Series 1 warrant, which entitles the holder thereof to purchase one share of preferred stock at $982.50 per share, or 5,089 shares of preferred stock in the aggregate for approximately $5.0 million in aggregate exercise price, for a period of up to 18 months following issuance, and (ii) a Series 2 warrant, which entitles the holder thereof to purchase one share of preferred stock at $982.50 per share, or 5,089 shares of preferred stock in the aggregate for approximately $5.0 million in aggregate exercise price, for a period of up to 24 months following issuance.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the nine months ended March 31, 2022, the Company issued 5,072 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $5.0 million, upon exercise of 3,036 Series 1 warrants and exercise of 2,036 Series 2 warrants issued by the Company. With regard to the exercise of these 5,072 warrants, the Company recorded gross proceeds of approximately $5.0 million to the preferred stock liability.

As of March 31, 2022, there was no Series 1 and 2 warrants outstanding since all warrants were exercised, and there were 1,165 shares of Series B-2 5% convertible preferred stock outstanding.

During the period from December 4, 2020 (date of securities purchase agreement) to June 30, 2021, the Company issued 3,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $3.0 million, upon exercise of 3,053 Series 1 warrants issued by the Company. In addition, the Company issued 2,053 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $2.0 million, upon exercise of 2,053 Series 2 warrants issued by the Company. With regard to the exercise of these 5,106 warrants, the Company recorded gross proceeds of approximately $5.0 million to the preferred stock liability.

As of June 30, 2021, there was 5,072 Series 1 and 2 warrants to purchase 5,072 shares of Series B-2 5% convertible preferred stock outstanding and there was no Series B-2 5% convertible preferred stock outstanding.

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the nine months ended March 31, 2022, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 3,907 shares of Series B-2 preferred stock into a total of approximately 38,256,706 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $3.8 million as Additional paid-in capital at par value. The Company reversed the amount of approximately $3.8 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

As of March 31, 2022, Series B-2 5% convertible preferred stock liability is approximately $1.1 million.

During the period from December 4, 2020 (date of securities purchase agreement) to June 30, 2021, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 10,207 shares of Series B-2 preferred stock into a total of 68,034,812 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $10.0 million as Additional paid-in capital at par value. The Company reversed the amount of approximately $10.0 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

As of June 30, 2021, Series B-2 5% convertible preferred stock liability was $0.

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

Regarding the exercise of options to purchase 13,072,730 shares of Class B common stock on December 28, 2020, the Company cancelled 6,980,583 shares of Class A common stock held by Mr. Ehrlich with a fair value of $1,438,000 to satisfy the exercise price. The Company withheld 1,765,203 shares of Class B common stock and cancelled an additional 854,419 shares of Class A common stock held by Mr. Ehrlich to satisfy tax withholding obligations. As a result, the Company issued 11,307,527 shares of Class B common shares (net of 1,765,203 shares of Class B common shares withheld to satisfy tax withholding obligations), and cancelled 7,835,002 shares of Class A common stock held by Mr. Ehrlich. Both the 1,765,203 shares of Class B common stock and the 7,835,002 shares of Class A common stock were reported by the Company as treasury stock, at cost, on the Company’s accompanying balance sheets.

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of March 31, 2022 and June 30, 2021.

15. Fair Value Measurement

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the nine months ended March 31, 2022 and for the year ended June 30, 2021:

FY 2021
Balance, July 1, 2020	$-
Issuance of Series B-2 preferred stock at fair value	5,000,000
Exercise of Series 1 and 2 warrants	5,017,000
Conversion of Series B-2 preferred stock to common stock	(10,017,000)
Change in fair value of Series B-2 preferred stock (1)	(—)
Balance, June 30, 2021	$—

Exercise of Series 1 and 2 warrants	4,983,000
Conversion of Series B-2 preferred stock to common stock	(3,838,000)
Change in fair value of Series B-2 preferred stock (1)	(—)
Balance, March 31, 2022	$1,145,000

(1)	Change in fair value of preferred stock is reported in interest expense-preferred stock.
(2)

The 5% accrued dividend is reported in interest expense-preferred stock in the statement of operation and the remaining accrued dividends of $46,000 and $15,000 was included under current liability as of March 31, 2022 and June 30, 2021, respectively.

16. Subsequent Events

The Company has evaluated events occurring subsequent to March 31, 2022 through the date these financial statements were issued and determined the following items requiring disclosure:

On April 13, 2022, the Company entered a Patent Assignment Agreement with Fox Chase Chemical Diversity Center, Inc. (“FCCDC”), pursuant to which the Company assigned the title, rights and interest in and to the applications of certain patents in accordance with an earlier collaborative research agreement related to antifungal drug discovery work to which the Company had rights.

On May 3, 2022, the Company was notified it would receive payment from FCCDC based on FCCDC’s third-party license of broad-spectrum anti-fungals and a separate agreement between Innovation and FCCDC. Some of the preliminary data used in the FCCDC research program had been obtained as part of an earlier collaboration with the Company supported by funding from the National Institutes of Health. Additional payments from FCCDC to the Company may also be made in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations supplements and should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included in this Form 10-Q and with our Annual Report on Form 10-K for the year ended June 30, 2021. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the condensed consolidated financial statements in Item 1 of this Part I. As a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

Management’s Plan of Operation

OVERVIEW OF OUR BUSINESS

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with anti-infective, oncology, anti-inflammatory and dermatology applications. The Company owns the rights to Brilacidin, our lead drug in a class of compounds called defensin-mimetics, and Kevetrin (thioureidobutyronitrile), our anti-cancer compound. The Company is also engaged in seeking additional health care-related investment opportunities with the aim of diversifying the Company’s assets. As of March 31, 2022, the Company has largely paused clinical development to strategically analyze all the scientific data collected to date across its portfolio of assets - See discussion by indication below. Drug manufacturing, scientific report writing, and supportive research activities continue. While the analysis is performed, management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets. While no assurances are expressed or implied that any agreement will be consummated in the future, the Company is committed toward executing on opportunities at hand.

Recent Developments

Brilacidin is being studied by independent researchers funded by US Government grants, as a potential broad-spectrum antiviral therapeutic for the treatment of viruses, including the novel coronavirus (SARS-CoV-2), which is responsible for COVID-19.  We anticipate these studies to continue as long as researchers remain positive about the antiviral properties and therapeutic potential of Brilacidin and government funding is available.

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

In early March 2022, the Company was notified by Alfasigma that Phase 2 multinational clinical trial planning/regulatory submissions have commenced, for planned Brilacidin treatment in Ulcerative Proctitis/Ulcerative Proctosigmoiditis (UP/UPS. Phase 1 studies in healthy volunteers for treatment of UP/UPS, using Brilacidin in a proprietary Alfasigma formulation, were earlier successfully completed.

On March 7, 2022, the Company reported further findings from the Phase 2 COVID-19 clinical trial and compassionate use of Brilacidin in critically-ill COVID-19 patients.

•

In the Phase 2 clinical trial, beneficial Brilacidin treatment effects were observed on National Early Warning Score 2 (NEWS2) secondary endpoints, as well as on the primary endpoint for patient subgroups (with most elevated biomarker/viral load levels). For this study population, early treatment with Brilacidin from onset of symptoms appeared to have a positive impact on time to sustained recovery: if a patient started study treatment within fewer than 7 days of onset of COVID-19 symptoms, patients in the Brilacidin 5-dose group achieved sustained recovery more quickly compared to the pooled placebo group (p=0.03).

•

From compassionate use of Brilacidin in critically-ill COVID-19 patients, noticeable treatment effects attributed to the use of Brilacidin were reported by investigators. Patients receiving compassionate use of Brilacidin were at advanced stages of disease and had exhausted other conventional treatment options. Compassionate use cases comprised Brilacidin being administered to critically-ill COVID‑19 patients over a longer duration (up to 10 days of treatment) than in the Phase 2 COVID-19 clinical trial (3 and 5 day dosing), with some patients also receiving higher and more frequent (twice daily) dosing. There appeared to be a potentially favorable treatment response based on increased Brilacidin dosing. For the Brilacidin compassionate use cases, in general, investigators observed more stable disease with initial improvements evident on chest x-rays and in COVID-19 disease biomarkers (e.g., C-Reactive Protein and ferritin). While nearly all of these critically-ill patients ultimately succumbed to severe hypoxic respiratory failure (secondary to COVID-19 viral pneumonia) and expired, survival time for these patients who initially were not expected to live beyond a few days was appreciably extended.

On March 7, 2022, the Company also noted that collaborative research with National Institutes of Health (NIH) and other scientists remains ongoing. Brilacidin’s broad-spectrum in vitro antiviral activity is generating positive data, including results showing Brilacidin is potent against the Alpha, Gamma and Delta variants of SARS-CoV-2, with publications and conference abstracts related to this research in process of preparation.

On March 15, 2022, the Company highlighted coronavirus research published by William F. DeGrado, PhD, and colleagues, which characterized the antiviral activity of Brilacidin against multiple endemic human coronaviruses (HCoVs), including HCoV-OC43, HCoV-229E, HCoV-NL63, and SARS-CoV-2, in human cell lines.

Given the promising treatment effects observed with Brilacidin in treatment of COVID-19 (from the Phase 2 clinical trial and compassionate use cases), combined with the broad-spectrum in vitro antiviral data, the Company plans to submit Brilacidin to government-sponsored platforms for possible inclusion in clinical trials and additional development funding support.

Business Development and Licensing

The Company is actively engaged in business development and licensing initiatives with multiple specialty and global pharmaceutical companies. The Company may also seek to enter into agreements with other third-party entities for research, development, and commercialization of other types of technologies or products. The goal of these efforts is to diversify and add value to the Company’s assets. From time to time, the Company may be party to various indications of interest and term sheets and participate in preliminary discussions and negotiations regarding potential licensing or partnership arrangements. It remains the Company’s primary objective to complete licensing deals, territorial and/or global, to provide access to non-dilutive capital to advance clinical assets forward in the most expeditious and cost-effective manner. The Company can make no assurance that partnerships will occur, but is committed toward executing on these potential alliance and partnership opportunities.

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed, and Alfasigma has notified the Company that Phase 2 multinational clinical trial planning/regulatory submissions have commenced (1Q2022); Brilacidin drug substance has been manufactured under direction of the Company for delivery to Alfasigma for use in this study. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS.

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

Clinical Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis (OM)	Phase 2 Study (completed) Phase 3 in preparation
	Inflammatory Bowel Disease (IBD)	Phase 2 UP/UPS Proof of Concept Study (completed) Phase 1 Safety/toleration/PK of oral dosage form (completed) Phase 1/2 UC Safety/toleration/PK and Proof of Concept in preparation
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)
	COVID-19	Phase 2 Study (completed)
Kevetrin	Ovarian Cancer	Phase 2 Study (completed)

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

The Company devotes most of its efforts and resources on Brilacidin. We anticipate using our expertise to manage and perform what we believe are the most critical aspects of the product development process, which include: (i) design and oversight of clinical trials; (ii) development and execution of strategies for the protection and maintenance of intellectual property rights; and (iii) interactions with regulatory authorities, domestically and internationally. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

As of March 31, 2022, the Company has largely paused clinical development to strategically analyze all the scientific data collected to date across its portfolio of assets. Set forth below is an overview of our most recent research and development efforts on Brilacidin and Kevetrin through the date of this Quarterly Report on Form 10-Q:

Brilacidin

In December 2020, the U.S. Food and Drug Administrations (FDA) approved the Company’s Investigational New Drug (IND) application to proceed with initiation of a randomized, placebo-controlled Phase 2 clinical trial of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. Similar regulatory approval was obtained from the Russian Ministry of Health. This Phase 2 clinical trial of intravenously-administered Brilacidin for COVID-19 conducted at sites in the United States and Russa has since completed (n=120). The study was a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of Brilacidin in COVID-19 hospitalized patients. Investigational treatment (Brilacidin or placebo) was provided in addition to standard of care treatments, and the investigational treatment regimens tested were three daily doses or five daily doses. The trial’s primary endpoint is time to sustained recovery through Day 29, using a clinical status ordinal scale based on that used in the series of National Institute of Allergy and Infectious Diseases (NIAID) Adaptive COVID-19 Treatment Trials (ACTTs). Additional endpoints included: in-hospital outcomes (e.g., duration of hospitalization, time to discharge), all-cause mortality, measurement of disease biomarkers (e.g., CRP, ferritin) and inflammation-related biomarkers (e.g., IL-1β, IL-6, IL-10, total IL-18, TNF-α), changes to SARS-CoV-2 viral load, as well as other key measures.

The Company reported topline results that Brilacidin did not show a difference compared to placebo in reducing Time to Sustained Recovery Through Day 29, the study’s primary endpoint. While separation between treatment groups was not evident for the primary endpoint when including all patients in a treatment group, there was evidence of beneficial Brilacidin treatment effects on this endpoint for patient subgroups.

•

Among patients with the most elevated biomarker levels [for C-Reactive Protein (CRP) and Interleukin-6 (IL-6)] at baseline, more patients in the Brilacidin 5-dose subgroup achieved sustained recovery through Day 29 (the primary endpoint) compared to those patients in the pooled placebo subgroup. Time to sustained recovery also was on average shorter in the Brilacidin 5-dose subgroup.

•

Additionally, among patients with the most elevated SARS-CoV-2 viral load levels, more patients in the Brilacidin 5-dose subgroup achieved sustained recovery through Day 29 compared to placebo, and time to sustained recovery for those Brilacidin-treated patients also was on average shorter.

For the study population, early treatment with Brilacidin from onset of symptoms appeared to have a positive impact on time to sustained recovery: if a patient started study treatment within fewer than 7 days of onset of COVID-19 symptoms, patients in the Brilacidin 5-dose group achieved sustained recovery more quickly compared to the pooled placebo group (p=0.03).

Also, Brilacidin did show treatment effects on the National Early Warning Score 2 (NEWS2) secondary endpoints, with more patients in the Brilacidin 5-dose group achieving and maintaining (for at least 24 hours), a NEWS2 of ≤2 by 10 days (from randomization); plus, in addition, mean change from baseline in NEWS2 was greater for the Brilacidin treatment groups than for the pooled placebo group, at all assessment timepoints (Study Days 3, 5, 8, 11, 15, and 29).

Safety data showed Brilacidin was generally well-tolerated, with an overall safety profile in COVID-19 patients consistent with previous clinical studies. The incidence of patients with at least one treatment-emergent adverse event (TEAE) was higher for Brilacidin treatment compared to placebo. However, the proportion of patients with TEAEs is similar across groups (72 percent on active, 65 percent on placebo) after excluding the Brilacidin-related adverse events of tingling (paresthesia) and hypoesthesia (numbness), which are known, transient, mostly mild, non-serious adverse events related to Brilacidin IV treatment. The incidence of serious adverse events was the same (12 percent on active, 12 percent on placebo), and no serious adverse events were reported as related to study treatment. There was also no difference in mortality between active and placebo, with both groups experiencing low mortality rates (7 percent) compared to other studies that evaluated patients with moderate-to-severe COVID-19.

Achieving clinical trial success in hospitalized COVID-19 patients for the primary endpoint of “Time to Sustained Recovery Through Day 29” - showing a separation between the new treatment study arm and standard of care arm- has become more challenging due to the emergence of SARS-CoV-2 variants. The proliferation of the Delta variant, for example, which became prevalent during the enrollment of our Brilacidin COVID-19 trial likely caused physicians to follow aggressive treatment regimens for their hospitalized patients, i.e., with high doses of steroid, anti-inflammatory and other supportive medications not previously used, as the in-hospital mortality in the Delta wave was significantly higher than previous variants. We believe a lot is still not known as regards how this cocktail of drugs may affect new treatments.

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

Given this unmet need, concerning potential future Brilacidin trials in hospitalized COVID-19 patients, the Company is planning to submit Brilacidin to government-sponsored COVID-19 trial platforms. Pursing a biomarker-driven approach, increasing Brilacidin dosing, targeting different patient populations, testing Brilacidin in combination with other drugs (e.g., remdesivir, given strong synergistic in vitro data)-all are areas under consideration. Compassionate use of Brilacidin may also continue.

The Company is collaborating with a Regional Biocontainment Laboratory (RBL) researcher, and other scientists, including NIH scientific staff, to further investigate Brilacidin as a treatment for the SARS-CoV-2 virus, endemic Human Coronaviruses (H-CoVs), as well as other types of acutely infectious viruses. Brilacidin in vitro testing results in H-CoVs has been accepted for peer review publication, as has a manuscript detailing Brilacidin’s antiviral blocking properties. Research conducted at the RBL in bunyaviruses and alphaviruses has been submitted for peer review publication. Attendance at antiviral conferences is planned, along with grant applications for federally-funded antiviral research.

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study - A Phase 2a trial has previously been completed by the Company, comprised of three sequential cohorts, with progressive dose escalation by cohort: cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed, and Alfasigma has notified the Company that Phase 2 multinational clinical trial planning/regulatory submissions have commenced (1Q2022); Brilacidin drug substance has been manufactured under direction of the Company for delivery to Alfasigma for use in this study. See Note 7. Exclusive License Agreement of the notes to condensed consolidated financial statements.

IBD, Ulcerative Colitis (UC) - Brilacidin has also been developed as a treatment in more extensive forms of IBD.

Development of a delayed release oral formulation has been in progress, with development work expanding into immediate release formulations due to unexpected findings encountered. Such findings appear due to the inherent physiochemical properties of the compound, and those of polymers used to achieve delayed release. An immediate release, multi-particulate, capsule formulation has been developed, although further work has since been halted due to instability of that formulation being identified. Hence, further advancement in the indication of ulcerative colitis requires conduct of additional formulation development work prior to Phase 1 testing of that oral formulation. Completion of formulation/analytical development work, clinical trial supply manufacturing, and subsequent progression into clinical trials, are pending securing sufficient drug supply and working capital.

Oral Mucositis (OM) study - In a randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of Head and Neck Cancer (HNC), Brilacidin markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM. The Company made available on its website a comparative data table (based on public information) showing Brilacidin compares favorably to other compounds in development for preventing and treating severe OM. The Company and the FDA have completed an End-of-Phase 2 meeting concerning the continuing development of Brilacidin oral rinse to decrease the incidence of severe OM in HNC patients receiving chemoradiation. Both parties agreed to an acceptable Brilacidin Phase 3 development pathway, including studying Brilacidin oral rinse effects on severe OM when cisplatin, the preferred chemotherapy regimen in HNC care, is administered in higher concentrations (80-100 mg/m2) every 21 days, and at lower concentrations (30-40 mg/m2) administered weekly as part of the chemoradiation regimen.

An optimized oral rinse formulation has been developed, and ongoing stability testing will be finished this year. Further advancement in the indication of oral mucositis requires additional drug formulation/analytical work, followed by clinical trial supply manufacturing prior to progressing to Phase 3 clinical trials. Given the low price per share of our common stock and the many multiple million dollar costs associated with a Phase 3 program, at this time clinical trial supply manufacturing and Phase 3 clinical trial conduct are delayed, with such activities pending securing sufficient working capital and or partnership.

ABSSSI - In February 2016, the Company submitted a Special Protocol Assessment (SPA) request, along with a final protocol, to the FDA, for a Phase 3 clinical trial of Brilacidin for the treatment of Acute Bacterial Skin and Skin Structure Infection (ABSSSI) caused by gram-positive bacteria, including methicillin-resistant Staphylococcus aureus (MRSA). We received from the FDA comments and considerations for incorporation into our study design. Management decided to delay its response to the FDA due to the low price per share of our common stock and the many multiple million dollar costs associated with a Phase 3 program. Our strategy, for now, is to achieve success with other trials and attract partnering opportunities that may provide significant upfront payments and milestone payments, which can then be used to fund the ABSSSI program. We see ABSSSI as the appropriate gateway indication in infectious diseases, enabling potential further studies of Brilacidin’s use for implant coating and biofilm infections.

Expenditures on Brilacidin were approximately $0.6 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively, and approximately $2.9 million and $3.3 million during the nine months ended March 31, 2022 and 2021, respectively.

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

Expenditures on Kevetrin were insignificant during the quarters ended March 31, 2022 and 2021, respectively.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our accompanying financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, and which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 3. Significant Accounting Policies and Recent Accounting Pronouncements, to the condensed consolidated financial statements, describes the significant accounting policies and methods used in the preparation of the Company’s financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Our actual results could differ significantly from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

Please see Note 3 to the condensed consolidated financial statements, Significant Accounting Policies and Recent Accounting Pronouncements, for a discussion of recent accounting pronouncements and their effect, if any, on our condensed consolidated financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. We currently anticipate that future budget expenditures will be approximately $4.2 million for the next 12 months, including approximately $2.2 million for development activities, supportive research, and drug manufacturing. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise equity from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended March 31, 2022 and 2021

Revenue

We did not generate revenue for the three months ended March 31, 2022 and 2021.

We incurred operating expenses of approximately $1.5 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$	%

Clinical studies and development research	$677,000	$1,210,000	(533,000)	(44)%
Employees payroll and payroll tax expenses related to R&D Department	119,000	77,000	42,000	55%
Stock-based compensation - employee	30,000	14,000	16,000	114%
Stock-based compensation - consultants	10,000	27,000	(17,000)	(63)%
Depreciation and amortization expenses	95,000	95,000	—	—%
Total	$931,000	$1,423,000	(492,000)	(35)%

Research and development expenses for proprietary programs decreased during the three months ended March 31, 2022 compared with the three months ended March 31, 2021, primarily due to less spending on our Brilacidin program for the three months ended March 31, 2022.

Employees payroll and payroll tax expenses increased during the three months ended March 31, 2022 compared with the three months ended March 31, 2021, due to a new hire of an employee during the first quarter of fiscal 2022.

Stock-based compensation for employee increased during the three months ended March 31, 2022 due to one new issuance of 500,000 stock options to purchase shares of Company’s common stock to the Company’s Senior Vice President, Clinical Sciences and Portfolio Management in October, 2021 (see Note 13).

Stock-based compensation - consultants decreased during the three months ended March 31, 2022 due to less options being issued to consultants during the three months ended March 31, 2022 compared with the three months ended March 31, 2021.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$	%

Insurance and health expense	$68,000	$109,000	(41,000)	(38)%
Rent and utility expense	17,000	25,000	(8,000)	(32)%
Stock-based compensation-Officers	166,000	—	166,000	—%
Other G&A	69,000	111,000	(42,000)	(38)%
Total	$320,000	$245,000	75,000	31%

General and administrative expenses increased during the three months ended March 31, 2022, primarily due to the increase in stock-based compensation-Officers of $166,000, offset by a decrease in insurance expense of $41,000 and a decrease in other G&A expense of $42,000 due to less business development consultants’ fees and business events during the three months ended March 31, 2022. Stock-based compensation for officers increased during the three months ended March 31, 2022 due to one new issuance of 3 million stock options to purchase shares of Company’s common stock to the Company’s two independent directors and the CEO in October, 2021 (see Note 13).

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$ %

Officer’ payroll and payroll tax expenses	$126,000	$126,000	—	—%

Officers’ payroll and payroll tax expenses were stable during the three months ended March 31, 2022.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$ %

Audit, legal and professional fees	$81,000	$124,000	(43,000)	(35)%

Professional fees decreased during the three months ended March 31, 2022 primarily related to fewer transactions in fiscal 2022 compared to the prior year period. Professional fees during the three months ended March 31, 2021 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Three months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$	%

Interest expense - debt	$(11,000)	(37,000)	$(26,000)	(70)%
Interest expense - preferred stock liability	(17,000)	(2,005,000)	(1,988,000)	(99)%
Other Income (Expense), net	$(28,000)	$(2,042,000)	$(2,014,000)	(99)%

There was a decrease in interest expenses paid on the note payable - related party, because the Company repaid the note payable of $1,033,000 to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 11. Convertible Note Payable - Related Party of the Notes to Condensed Consolidated Financial Statements).

There was a decrease in interest expense – preferred stock liability during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 related to the 5% accrued dividend associated with the Series B-2 preferred stock (see Note 14).

Net Losses

We incurred net losses of $1.5 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively, because of the above-mentioned factors.

For the nine months ended March 31, 2022 and 2021

Revenue

We did not generate revenue for the nine months ended March 31, 2022 and 2021.

We incurred operating expenses of approximately $5.5 million and $6.5 million for the nine months ended March 31, 2022 and 2021, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$	%

Clinical studies and development research	$3,185,000	$4,191,000	(1,006,000)	(24)%
Employees payroll and payroll tax expenses related to R&D Department	524,000	310,000	214,000	69%
Stock-based compensation - employee	69,000	46,000	23,000	50%
Stock-based compensation - consultants	51,000	88,000	(37,000)	(42)%
Depreciation and amortization expenses	286,000	283,000	3,000	1%
Total	$4,115,000	$4,918,000	(803,000)	(16)%

Research and development expenses for proprietary programs decreased during the nine months ended March 31, 2022 compared with the nine months ended March 31, 2021, primarily due to less spending on our Brilacidin program for the nine months ended March 31, 2022.

Employees payroll and payroll tax expenses increased during the nine months ended March 31, 2022 compared with the nine months ended March 31, 2021, due to a new hire of an employee during the first quarter of fiscal 2022.

Stock-based compensation for employee increased during the nine months ended March 31, 2022 due to one new issuance of 500,000 stock options to purchase shares of Company’s common stock to the Company’s Senior Vice President, Clinical Sciences and Portfolio Management in October, 2021 (see Note 13).

Stock-based compensation - consultants decreased during the nine months ended March 31, 2022 due to less options being issued to consultants during the nine months ended March 31, 2022 compared with the nine months ended March 31, 2021.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$	%

Insurance expense	$208,000	$337,000	(129,000)	(38)%
Rent and utility expense	58,000	77,000	(19,000)	(25)%
Stock-based compensation-Officers	277,000	—	277,000	—%
Other G&A	228,000	326,000	(98,000)	(30)%
Total	$771,000	$740,000	31,000	4%

General and administrative expenses increased during the nine months ended March 31, 2022, primarily due to the increase in stock-based compensation-Officers of $277,000, offset by a decrease in insurance expense of $129,000 and a decrease in other G&A expense of $98,000 due to less business development consultants’ fees and business events during the nine months ended March 31, 2022. Stock-based compensation for officers increased during the nine months ended March 31, 2022 due to one new issuance of 3 million stock options to purchase shares of Company’s common stock to the Company’s two independent directors and the CEO in October, 2021 (see note 13).

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Nine months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$ %

Officers’ payroll and payroll tax expenses	$308,000	$378,000	(70,000)	(19)%

The decrease in officers’ payroll and payroll tax expenses for the Company during the nine months ended March 31, 2022 was due to the adjustment to officer’s accrued payroll taxes.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Nine months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$ %

Audit, legal and professional fees	$301,000	$450,000	(149,000)	(33)%

Professional fees decreased during the nine months ended March 31, 2022 primarily related to fewer transactions in fiscal 2022 compared to the prior year period. Professional fees during the nine months ended March 31, 2021 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Nine months ended		Change
	March 31,		2022 vs. 2021
	2022	2021	$	%

Other income	$172,000	—	$(172,000)	—%
Interest expense - debt	(61,000)	(119,000)	(58,000)	(49)%
Interest expense - preferred stock liability	(31,000)	(4,702,000)	(4,671,000)	(99)%
Other Income (Expense), net	$80,000	$(4,821,000)	$(4,901,000)	(102)%

There was an increase in other income which represents the forgiveness of the PPP Loan.

There was a decrease in interest expenses paid on the note payable - related party, because the Company repaid $1,033,000 of the note payable to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 11. Convertible Note Payable - Related Party of the Notes to Condensed Consolidated Financial Statements).

There was a decrease in interest expense – preferred stock liability during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021 related to the 5% accrued dividend associated with the Series B-2 preferred stock (see Note 14).

Net Losses

We incurred net losses of $5.4 million and $11.3 million for the nine months ended March 31, 2022 and 2021, respectively, because of the above-mentioned factors.

Liquidity and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of March 31, 2022, we had approximately $8.8 million in cash compared to $10.2 million of cash as of June 30, 2021, and as of the date of this filing, we have approximately $8.4 million in cash. We currently anticipate that future budget expenditures will be approximately $4.2 million for the next 12 months, including approximately $2.2 million for development activities, supportive research, and drug manufacturing. Alternatively, if we decide to pursue a more aggressive plan with our clinical trials, we will require additional sources of capital during the fiscal years 2022 and 2023 to meet our working capital requirements for our planned clinical trials. Potential sources for capital include grant funding for COVID-19 research and equity financings (see below). There can be no assurances that we will be successful in receiving any grant funding for our programs.

This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from the above working capital projection.

On July 31, 2020, the Company entered into a Common Stock Purchase Agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the 2020 Purchase Agreement. During the nine months ended March 31, 2022, the Company did not sell any shares to Aspire Capital under the purchase agreement. During the period from July 31, 2020 to March 31, 2021, the Company generated proceeds of approximately $5.0 million under the 2020 Purchase Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. As of March 31, 2022, the available balance under the 2020 Purchase Agreement was approximately $25.4 million, however, the trading price for the Company’s common stock has not satisfied the minimum $0.10 price condition under the purchase agreement and no sales may occur thereunder.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in the Annual Report on Form 10-K.

If we are unable to generate enough working capital from our current or future financing agreements with Aspire Capital (which expires July 31, 2022) when needed or secure additional sources of funding, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including more costly Phase 2 and Phase 3 clinical trials on our wholly-owned development programs as these programs progress into later stage development. Insufficient liquidity may also require us to relinquish greater rights to product candidates at an earlier stage of development or on less favorable terms to us and our stockholders than we would otherwise choose in order to obtain up-front license fees needed to fund operations. These events could prevent us from successfully executing our operating plan.

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

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended March 31, 2022 and 2021 (rounded to nearest thousand):

	Nine months Ended		Change
	March 31,		Increase/
	2022	2021	(Decrease)
			%
Net cash used in operating activities	$(5,322,000)	$(6,893,000)	(23)%
Net cash used in investing activities	(50,000)	(53,000)	(6)%
Net cash provided by financing activities	3,973,000	13,940,000	(71)%
Net increase (decrease) in cash	$(1,399,000)	$6,994,000	(120)%

The Company experienced a decrease in net cash used in operating activities of $1.6 million versus the prior-year. The use of cash principally resulted from our losses from operations for the nine months ended March 31, 2022, as adjusted for non-cash charges for stock-based compensation of $0.4 million, gain on forgiveness of loan payable of $0.2 million, patent amortization of $0.3 million, and changes in our working capital accounts.

The use of cash principally resulted from our losses from operations for the nine months ended March 31, 2021, as adjusted for non-cash charges for stock-based compensation of $0.1 million, patent amortization of $0.3 million, interest expense on preferred stock of $4.7 million and changes in our working capital accounts.

Investing activities

There was an insignificant change in net cash used in investing activities versus the prior-year due to stable spending in patent costs during both periods.

Financing activities

During the nine months ended March 31, 2022, we raised approximately $5.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock, offset by repayment of $1 million of loan balance to officer.

During the nine months ended March 31, 2021, we raised approximately $4.6 million in net cash proceeds from sale of common stock to Aspire Capital, $5.0 million in net cash proceeds from issuance of Series B-2 preferred stock and $5.0 million in net cash from exercise of warrants, offset by purchase of treasury stock of $0.7 million.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $4.2 million for the next 12 months, including approximately $2.2 million for development activities, supportive research, and drug manufacturing. The Company has limited experience with pharmaceutical product development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

The Company will be unable to proceed with its planned drug development programs, meet its administrative expense requirements, capital costs, or staffing costs without accessing its financing available with Aspire Capital of approximately $30 million, of which approximately $25.4 million remains as of the date of this filing and which expires on July 31, 2022. However, the trading price for the Company’s common stock has not satisfied the minimum $0.10 price condition under the purchase agreement and no sales may occur thereunder.

Management believes that the amounts available from Aspire Capital and under the Company’s effective shelf registration statement will be sufficient to fund the Company’s operations for the next 12 months from the date of this filing.

In the event that we are unable to generate sufficient cash from our 2020 Purchase Agreement with Aspire Capital (which expires on July 31, 2022) or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (for example licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

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

As of March 31, 2022, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: May 12, 2022	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

