Form 10-K
period 2022-06-30
Innovation Pharmaceuticals Inc.
filed 2022-09-28
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________

Commission File Number: 001-37357

INNOVATION PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0565645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl.Ident. No.)

301 Edgewater Place- Suite 100

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2021 was $22,052,667 (441,053,335 shares), based on the closing price of the registrant’s common stock of $0.05.

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 22, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	488,225,673
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2022

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

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2022 refers to the fiscal year ended June 30, 2022.

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

Small Molecule Drug: A medicinal drug compound having a low molecular weight.

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

Risks Related to Our Business

•	There are doubts about our ability to continue as a going concern.

•	We need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds.

•	Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.

•	We have no products approved for commercial sale to generate revenue.

•	In our existing or any future potential collaborations or partnerships, we will likely not be able to control all aspects of the development and commercialization of our compounds.

•	We depend on license agreements for the development and commercialization of certain compounds.

•	We have limited experience in drug and formulation development and may not be able to successfully develop any drugs.

•	Development of pharmaceutical products is a risky and time-consuming process subject to a number of factors, many of which are outside of our control and we are subject to regulatory authority permissions and approvals, most importantly the FDA.

•	We have limited experience in conducting or supervising clinical trials and must outsource all clinical trials.

•	Success in early clinical trials may not be predictive or indicative of results in current ongoing clinical trials or potential future clinical trials.

•	We are subject to risks inherent in conducting clinical trials.

•	Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

•	We must comply with significant and complex government regulations.

•	We or third-party manufacturers we rely on may encounter failures or difficulties in manufacturing or formulating clinical development and commercial supplies of drugs.

•	We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

•	Even if we obtain regulatory approvals, our marketed drug candidates will be subject to ongoing regulation.

•	All of our Polymedix drug product candidates are licensed from or based upon licenses from the University of Pennsylvania.

•	We or our third-party manufacturers may fail to comply with manufacturing regulations.

•	Controls we or our third-party service providers have in place to ensure compliance with laws may not be effective to ensure compliance with all applicable laws and regulations.

•	The Company is exposed to product liability, clinical and preclinical liability risks which could place a substantial financial burden upon the Company should it be sued.

•	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

•	We may be unable to obtain or protect intellectual property rights relating to our products, and we may be liable for infringing upon the intellectual property rights of others.

•	Our potential collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk.

•	We may not be able to attract and retain highly skilled personnel or consultants.

•	We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

•	The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition.

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

•	In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock.

•	Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited.

•	Because our Class A Common Stock is considered “penny stock” you may have difficulty selling them in the secondary trading market.

•	Our stock price may be volatile and your investment in our Class A Common Stock could suffer a decline in value.

•	Our directors and executive officers own or control a sufficient number of shares of our common stock to control our Company.

•	We do not intend to pay any cash dividends in the foreseeable future.

•	We may issue additional equity shares to fund the Company’s operational requirements which would dilute your share ownership.

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with anti-infective, oncology, anti-inflammatory and dermatology applications. The Company’s lead drug candidate Brilacidin is in a class of compounds called defensin-mimetics, small compounds that mimic the structure and function of defensins, also known as host defense peptides. The Company’s efforts are primarily focused on advancement of Brilacidin in Oral Mucositis and in infectious diseases. Ongoing activities include Brilacidin drug manufacturing, scientific report writing, and supportive research activities. The Company also acquired an interest in BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a private company developing a novel image guided surgical laser platform. Management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets, although there can be no assurances that any agreement will be consummated in the future.

Recent Developments

As of the date of this filing, Brilacidin is being studied by independent researchers funded by US Government grants, as a potential broad-spectrum antiviral therapeutic for the treatment of viruses. We anticipate these studies to continue as long as researchers remain positive about the antiviral properties and therapeutic potential of Brilacidin and government funding is available.

On June 15, 2022, the Company announced acquiring a stake in BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a private company developing a novel image guided surgical laser platform for treating previously inoperable cases of epilepsy and for enabling new treatment options for cancer cases in multiple key specialties.

On June 23, 2022, the Company reported Brilacidin inhibited the Omicron, Delta, Gamma and Alpha variants of SARS-CoV-2 based on in vitro testing conducted by NIH-sponsored and Rutgers University researchers. Results from the Brilacidin Phase 2 COVID-19 clinical trial and from Brilacidin in vitro testing in over 20 viruses were also reported as being prepared for publication.

On June 28, 2022, the Company announced new antiviral research on Brilacidin in bunyaviruses and alphaviruses was accepted for presentation at the 2022 Military Health System Research Symposium.

On July 22, 2022, the Company reported additional information based on provider and payer analysis supporting the potential commercialization of Brilacidin as a novel oral mucositis drug candidate.

On August 5, 2022, the Company announced NIH-NIAID-affiliated researchers were to evaluate Brilacidin for its treatment potential against the monkeypox virus. Initial in vitro testing to establish potential proof-of-concept is to be conducted in poxviruses related to monkeypox.

In September 2022, the Company, after a review of its assets and opportunities, discontinued its Kevetrin program in oncology due to reduced patent life and the added research and development costs for oral delivery of the compound. The Company’s research and development efforts going forward will be focused on advancement of Brilacidin, which has shown therapeutic potential in treating multiple indications.

Business Development and Licensing

The Company is actively engaged in business development and licensing initiatives with specialty and global pharmaceutical companies. The Company may also seek to enter into agreements with other third-party entities for research, development, and commercialization of other types of technologies or products. The goal of these efforts is to diversify and add value to the Company’s assets. From time to time, the Company may be party to various indications of interest and term sheets and participate in preliminary discussions and negotiations regarding potential licensing or partnership arrangements. It remains the Company’s primary objective to complete licensing deals, territorial and/or global, to provide access to non-dilutive capital to advance clinical assets forward in the most expeditious and cost-effective manner. The Company can make no assurance that partnerships will occur, but is committed toward executing on these potential alliance and partnership opportunities.

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed, and Alfasigma has notified the Company that Phase 2 multinational clinical trial planning/regulatory submissions have commenced; Brilacidin drug substance has been manufactured under direction of the Company for delivery to Alfasigma for use in this study. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS.

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

Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis (OM)	Phase 2 Study (completed) Phase 3 planned, contingent upon sufficient funding
	Inflammatory Bowel Disease (IBD)	Phase 2 UP/UPS Proof of Concept Study (completed) Phase 1 Safety/toleration/PK of oral dosage form (completed)
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)

We have no product sales to date and we will not receive any product revenue until we receive approval from the FDA or equivalent foreign regulatory agencies to begin marketing a pharmaceutical product. Milestone payments from our licensee are also dependent on clinical/regulatory milestones. We are actively engaged in business development for partnering Brilacidin. Developing pharmaceutical products, however, is a lengthy and very expensive process and there can be no assurance that we will complete such development or commercialize such pharmaceutical products for several years, if ever. Advancement of our Brilacidin clinical programs is dependent on securing sufficient working capital.

The Company devotes most of its efforts and resources on Brilacidin. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

Set forth below is an overview of our most recent research and development efforts on Brilacidin through the date of this Annual Report on Form 10-K:

Brilacidin

COVID-19 (SARS-CoV-2), Additional Viruses

In December 2020, the U.S. Food and Drug Administrations (FDA) approved the Company’s Investigational New Drug (IND) application to proceed with initiation of a randomized, placebo-controlled Phase 2 clinical trial (NCT04784897) of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. Similar regulatory approval was obtained from the Russian Ministry of Health. This Phase 2 clinical trial of intravenously-administered Brilacidin (3- and 5-day dosing) for COVID-19 conducted at sites in the United States and Russia has since completed (n=120). While the trial’s primary endpoint of time to sustained recovery through Day 29 was not met, patients who started study treatment within fewer than 7 days of onset of COVID-19 symptoms achieved sustained recovery more quickly (Brilacidin 5-dose group versus pooled placebo, p=0.03). Other beneficial treatment effects based on the trial’s primary endpoint of sustained recovery were also observed in subgroups of patients with the highest (upper quartile) baseline values for key COVID-19 biomarkers. On two secondary endpoints, more patients treated with Brilacidin (5-dose group) achieved clinical improvement by 10 days as measured by National Emergency Warning Score 2 (NEWS2) criteria, and the mean change from baseline in NEWS2 was greater for Brilacidin treatment groups at all assessment timepoints. Additionally, under compassionate use of Brilacidin in critical cases of COVID-19, where Brilacidin was administered more frequently and over a longer duration than in the Phase 2 trial, investigators reported positive changes to subject status. Pursing a biomarker-driven approach, increasing Brilacidin dosing, targeting different patient populations, testing Brilacidin in combination with other drugs (e.g., remdesivir, given synergistic in vitro data) -- all are areas under consideration for potential future Brilacidin COVID-19 clinical trials pending obtaining government, partnership-based or other financial support. Antiviral data on Brilacidin in non-SARS-CoV-2 viruses has been generated and presented at scientific conferences. Results from the Brilacidin COVID-19 clinical trial, as well as findings from in vitro testing of Brilacidin in multiple viruses, are being prepared for publication.

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study - A Phase 2a trial has previously been completed by the Company, comprised of three sequential cohorts, with progressive dose escalation by cohort: cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed, and Alfasigma has notified the Company that Phase 2 multinational clinical trial planning/regulatory submissions have commenced; Brilacidin drug substance has been manufactured under direction of the Company for delivery to Alfasigma for use in this study.

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

Oral Mucositis (OM) study - In a randomized, double-blind Phase 2 study of Brilacidin for the prevention and control of OM in patients receiving chemoradiation for treatment of Head and Neck Cancer (HNC), Brilacidin (administered three times daily as an oral rinse) markedly reduced the rate of severe OM (WHO Grade ≥ 3), delayed onset of severe OM and decreased duration of severe OM. The Company and the FDA have completed an End-of-Phase 2 meeting concerning the continuing development of Brilacidin oral rinse to decrease the incidence of severe OM in HNC patients receiving chemoradiation. Both parties agreed to an acceptable Brilacidin Phase 3 development pathway, including studying Brilacidin oral rinse effects on severe OM when cisplatin, the preferred chemotherapy regimen in HNC care, is administered in higher concentrations (80-100 mg/m2) every 21 days, and at lower concentrations (30-40 mg/m2) administered weekly as part of the chemoradiation regimen.

An optimized oral rinse formulation has been developed, and ongoing stability testing will be completed by January, 2023.. Further advancement in the indication of oral mucositis requires additional drug formulation/analytical work, followed by clinical trial supply manufacturing prior to progressing to Phase 3 clinical trials. Given the low price per share of our common stock and the many multiple million dollar costs associated with a Phase 3 program, at this time clinical trial supply manufacturing and Phase 3 clinical trial conduct are delayed, with such activities pending securing sufficient working capital and/or partnership.

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

Expenditures on Brilacidin were approximately $3.3 million and $5.0 million during the years ended June 30, 2022 and 2021, respectively.

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

BT BEAMEDICAL TECHNOLOGIES LTD. (FORMERLY KNOWN AS SQUALUS MEDICAL LTD.)

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.) (“BeaMedical”), the inventing company and developer of a novel laser-based thermal ablation technology designed for treatment of previously inoperable cases of epilepsy and for improvement of outcomes and enablement of new treatment options for oncology procedures, including those treating brain, prostate, liver, breast and lung cancers.

The new fiber optic technology with an advanced laser console and computerized intelligent control is being designed to allow a match between the structure of tumors and epileptic focal points and the energy delivery, while protecting vital functional areas against thermal damage. The console integrates advanced imaging modalities, and guides the physician, making sure the treatment is adjusted to the specific patient needs with real time energy control.

BeaMedical is pursuing the FDA 510(k) pathway for marketing clearance in the U.S. and the corresponding process for a CE Mark in Europe.

Pursuant to the Purchase Agreement, the Company purchased 55,556 shares of BeaMedical’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BeaMedical’s issued and outstanding equity securities and approximately 41.6% of BeaMedical’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BeaMedical.

INTELLECTUAL PROPERTY

As of June 30, 2022, we had 8 issued patents, and 1 pending patent application relating to Brilacidin, in the United States and other countries. Our issued patents expire between 2024 and 2036. We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

Patent Write Off

During the fiscal years ended June 30, 2022 and 2021, the Company has written off the patent costs relating to Kevetrin of approximately $141,000 and $0, respectively and included these in general and administrative expenses.

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

MANUFACTURING

The Company does not intend to establish manufacturing capabilities or facilities. The Company believes it can contract or partner with third parties for manufacturing at sites registered with the FDA and contract with third-party scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. Such studies generally must be completed prior to filing an investigational new drug (IND) application with the FDA, and an IND is necessary to begin human safety and efficacy trials (Phase 1, 2 and 3).

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

If the FDA agrees that the drug candidate has met the required level of safety and effectiveness for a particular use, it will approve the NDA, allowing the Company to sell the drug in the United States for that use. As a condition of approval, the FDA may impose restrictions that could affect the commercial success of a drug. For example, the FDA could require post-approval commitments, including completion within a specified time period of additional clinical studies, which often are referred to as “Phase 4” or “post-marketing” studies. The FDA also may limit the scope of the approved uses of the drug. Certain post-approval modifications to the drug product, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.

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

Orphan Drug Exclusivity

The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the U.S. at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include tax credits for clinical testing expenses and exemption from user fees. A drug candidate that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. There may be opportunities for the Company to pursue Orphan Drug designation for Brilacidin.

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

Qualified Infectious Disease Product Exclusivity

The Generating Antibiotic Incentives Now (GAIN) Act amended the FDCA to encourage pharmaceutical companies to develop new antimicrobial drugs to treat serious and life-threatening infections. Among other measures, GAIN grants an additional five years of marketing exclusivity for new antibacterial or antifungal human drugs designated under the law as a “qualified infectious disease product” (QIDP). This five-year period of exclusivity is in addition to any existing regulatory exclusivity, including Hatch-Waxman, orphan drug, or pediatric exclusivity. In addition, QIDPs are eligible for fast-track designation and priority review to facilitate expedited development and review processes with the FDA. Our investigational drug Brilacidin has been granted QIDP designation as a potential new treatment for ABSSSI. There may be additional opportunities for the Company to pursue QIDP designation for Brilacidin.

Fast Track Designation and Priority Review

Brilacidin, for the indications of SARS-CoV-2 and Oral Mucositis, has been awarded Fast Track designation. The Fast Track program is intended to expedite or facilitate the process for reviewing new drugs that demonstrate the potential to address unmet medical needs involving serious or life-threatening diseases or conditions. If a drug receives Fast Track designation, the FDA may consider reviewing sections of the NDA on a rolling basis, rather than requiring the entire application to be submitted to begin the review. Products with Fast Track designation also may be eligible for more frequent meetings and correspondence with the FDA about the product’s development.

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

PAYCHECK PROTECTION PROGRAM

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

During the years ended June 30, 2022, the Company obtained the approval of the forgiveness of the above mentioned two loans, and the Company recorded the total loan forgiveness of $172,000 under other income.

COMPETITION

Competition in the pharmaceutical and biotechnology industries is intense and upon any successful drug approval we will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. Many pharmaceutical or biotechnology companies have products on the market and are actively engaged in the research and development of products that are competitive with our potential products. Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, manufacturing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do. In addition, our competitors may succeed in developing technologies and drugs that are more effective, better tolerated or less costly than any which are being developed by us or which would render our technology or potential drugs obsolete or noncompetitive.

With respect to Brilacidin, our drug candidate, there are many drugs approved to treat illnesses and infections in the therapeutic areas we are targeting, including inflammatory bowel disease, ABSSSI and COVID-19, and many more in the publicly disclosed development pipeline. There is no drug yet approved for preventing severe oral mucositis in head and neck cancer patients.

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

The key competitive factors affecting the success of our drug candidate, if approved, is likely to be its efficacy, safety, convenience and price, the effectiveness of alternative products, the level of competition and the availability of coverage and adequate reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product that we may develop. Our competitors also may obtain FDA, European Medicines Agency (EMA), or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Our success depends on our ability to identify types of these respective diseases where our drug has an advantage over existing therapies and those in the publicly disclosed development pipeline.

EMPLOYEES

As of June 30, 2022, the Company had 4 employees. The Company also conducts its operations using contractors and consultants.

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

Risks Related to Our Business

There are doubts about our ability to continue as a going concern.

We have generated revenue of $18,000 and $0 for the fiscal years ended June 30, 2022 and 2021, respectively and have an accumulated deficit of $122.2 million through June 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

We seek to overcome the circumstances that impact our ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however, we may not have commitments from third parties for a sufficient amount of additional capital. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue operations. Our ability to obtain additional funding will determine the Company’s ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that we relinquish valuable rights.

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

We currently have an approximate $3.2 million cash balance as of the date of this filing, but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $4.2 million in the upcoming fiscal year ending June 30, 2023 to operate our business in accordance with our business plans and budgets.

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

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, it may be necessary to significantly reduce our current rate of spending through reductions in staff and delaying, scaling back or stopping certain research and development programs, including costly Phase 2 and Phase 3 clinical trials, and our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations. In the event that we cannot obtain acceptable financing, we would be unable to complete preclinical development projects, and further clinical trials for Brilacidin. This will delay:

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

As local jurisdictions continue to put restrictions in place, our ability to plan and enroll patients in clinical trials, manufacture our product candidates and pursue collaborations, may also be limited. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

The continued spread of COVID-19 globally could also adversely affect our future clinical trial operations, including our ability to initiate the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, COVID-19 could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols as quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

The global outbreak of COVID-19 continues to evolve. The extent to which COVID-19 may impact our business, operations and clinical trials will depend on future developments, including the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and whether the United States and additional countries are required to move to complete lock-down status. The ultimate long-term impact of COVID-19 is highly uncertain and cannot be predicted with confidence.

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

Our ability to generate revenue depends heavily on:

•	successful demonstration in clinical trials that our drug candidate, Brilacidin, is safe and effective;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	the successful commercialization of our product candidates; and

•	market acceptance of our products.

If we and/or our licensee do not successfully develop and commercialize Brilacidin, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

In our existing or any future potential collaborations or partnerships, we will likely not be able to control all aspects of the development and commercialization of our drug candidate (compound). This lack of control could subject us to additional risks that could harm our business.

Collaborations or license agreements involving our compound, including our current license agreement with Alfasigma S.p.A. and any future collaboration or partnering arrangement with other pharmaceutical companies, are subject to numerous risks, which may include:

•	partners have significant discretion in determining the efforts and resources that they will apply to collaborations;

•	partners may not pursue development and commercialization of our compound or may elect not to continue or renew development or commercialization programs based on clinical study results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	partners may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a product candidate, repeat or conduct new clinical studies, or require a new formulation of a product candidate for clinical testing;

•	partners could independently develop, or develop with third parties, products that compete directly or indirectly with our compound;

•	a partner with marketing, manufacturing, and distribution rights to one or more compound may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•	we could grant exclusive rights to our partners that would prevent us from collaborating with others;

•	partners may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	partners may not aggressively or adequately pursue litigation concerning our compound or may settle such litigation on unfavorable terms, as they may have different economic interests than ours, and such decisions could negatively impact any royalties we may receive under our license agreements;

•	disputes may arise between us and a partner that causes the delay or termination of the research, development, or commercialization of our current or future compounds or that results in costly litigation or arbitration that diverts management attention and resources;

•	agreements may be terminated, possibly at-will, without penalty, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable compound;

•	partners may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and

•	a partner’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

We have limited experience in drug and formulation development, the conduct of clinical trials, and may not be able to successfully develop any drugs.

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

We have limited experience conducting clinical trials and obtaining regulatory approvals, and we may not be successful in some or all of these activities. We have not previously conducted a Phase 3 or later stage clinical trial such as the Phase 3 clinical trials planned (contingent upon sufficient funding) for our drug candidate Brilacidin.

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

Development of pharmaceutical products is a risky and time-consuming process subject to a number of factors, many of which are outside of our control. We are subject to regulatory authority permissions and approvals, most importantly the FDA. Our drug candidate(s)/indications are at early and mid-stages of development. Consequently, we can provide no assurance of the successful and timely development of new drugs, and the failure to do so could cause us to cease operations.

The drug discovery and development process is highly uncertain and we have not developed, and may never develop, a drug candidate that ultimately leads to a commercially viable drug. Our drug candidate, Brilacidin, is in early and mid-stages of development, and has only completed Phase 2 testing. Further development and extensive testing will be required to determine their technical feasibility and commercial viability.

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

As our drug candidate advances to later stage clinical trials, it is customary that various aspects of the development program, such as manufacturing, formulation and other processes, and methods of administration, may be altered to optimize the candidates and processes for scale-up necessary for later stage clinical trials and potential approval and commercialization. These changes may not produce the intended optimization, including production of drug substance and drug product of a quality and in a quantity sufficient for Phase 3 clinical stage development or for commercialization, which may cause delays in the initiation or completion of clinical trials and greater costs. We may also need to conduct “bridging studies” to demonstrate comparability between newly manufactured drug substance and/or drug product for commercialization relative to previously manufactured drug substance and/or drug product for clinical trials. Demonstrating comparability may require us to incur additional costs or delay initiation or completion of clinical trials and, if unsuccessful, could require us to complete additional preclinical studies or clinical trials.

If we fail to adequately manage the increasing number, size and complexity of clinical trials, the clinical trials and corresponding regulatory approvals may be delayed or we or our partners may fail to gain approval for our drug candidates altogether. Even if we successfully conduct clinical trials, we may not obtain favorable clinical trial results and may not be able to obtain regulatory approval on this basis. If we are unable to market and sell our drug candidate or are unable to obtain approvals in the time frame needed to execute our product strategies, our business and results of operations would be materially adversely affected.

Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. The length of time required to complete clinical studies, submit an application for marketing approval, and obtain approval can vary considerably from one product to another, and may be difficult to predict or control. Drugs that we may develop are not likely to be commercially available for several years, if ever. The proposed development schedules for our drug candidate may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control.

Any delay in the development, introduction or marketing of our drug candidate could result either in such a drug being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of our drug candidate.

We may fail to successfully develop and commercialize our drug candidate for multiple reasons, including because it:

•	is found to be unsafe or ineffective in clinical trials;

•	does not receive necessary approval from the FDA or foreign regulatory agencies;

•	has manufacturing production problems, costs, pricing or reimbursement issues, or other factors that make the product not economical;

•	is hampered by the proprietary rights of others and their competing products and technologies;

•	fails to conform to a changing standard of care for the diseases it seeks to treat; or

•	is less effective or more expensive than current or alternative treatment methods.

Drug development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we will reach any clinical targets. Promising results in preclinical development or early clinical trials may not be predictive of results obtained in later clinical trials. Many pharmaceutical companies have experienced significant setbacks in advanced clinical trials, even after obtaining promising results in earlier preclinical studies and clinical trials. Clinical results are susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals.

Even if we complete our clinical trials, we do not know what the long-term effects of exposure to our drug candidate will be. Furthermore, our drug candidate may be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our drug candidate is safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations, which could cause you to lose all of your investment.

At any time, we may decide to discontinue the development of, or to not commercialize, a drug candidate, such as our decision in December 2018 to discontinue the Prurisol psoriasis program, and our decision in September 2022 to discontinue the Kevetrin oncology program. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

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

A number of new drugs and biologics have shown promising results in preclinical studies and initial clinical trials, but subsequently have failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals to initiate commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Product candidates in later stages of clinical trials may fail to show the desired benefit-risk profile despite having progressed through preclinical studies and initial clinical trials. As a result, data from our preclinical studies and Phase 1 and Phase 2 clinical trials of our drug candidate, Brilacidin, as well as the results of the past or future internal data reviews, should not be relied upon as predictive or indicative of future clinical results. The results we have previously obtained, as well as any future results, may not predict the future therapeutic benefit of our drug candidate.

In addition, from time-to-time, preliminary or interim data from clinical trials or other research, such as relating to the Brilacidin Phase 2, open-label, UP/UPS Proof-of-Concept (PoC) clinical trial, the Brilacidin Phase 2 COVID-19 clinical trial, the ongoing research relating to Brilacidin as a potential therapeutic for the treatment of viruses, or potential future clinical trials, may be reported or announced by us or the clinical investigators and medical institutions with which we work. Such data are preliminary and the data from any final analysis may be materially different. Even if final safety and/or efficacy data are positive, significant additional clinical testing will be necessary to advance the future development of our drug candidate. Preliminary or interim results may also not be reproduced in any potential future clinical trials. Accordingly, preliminary or interim data should be considered carefully and with caution.

We are subject to risks inherent in conducting clinical trials. Non-compliance with the FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or commercializing our drug candidate, which could cause us to cease operations.

Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our drug candidate.

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

Our clinical trial operations are and will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our drug candidate or we may be criminally prosecuted. If we are unable to complete clinical trials and have our products approved due to our failure to comply with regulatory requirements, we will be unable to commence revenue-generating operations, which could force us to cease operations.

Delays in the commencement or completion of clinical testing could result in increased costs to us and delay or limit our ability to generate revenues.

Delays in the commencement or completion of clinical testing of our products or products could significantly affect our product development costs and our ability to generate revenue. We do not know whether the FDA will agree with the trial designs for future clinical trials or whether future clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to our ability to do the following:

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

We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our drug candidate, which could have a materially adverse effect on our business.

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

The most recent manufacturing campaign activities for production of Brilacidin drug substance are ongoing; the process conducted at scale has encountered delays at the third party manufacturing facility with cost overruns. There is no assurance the drug substance from this campaign will meet specifications or be received timely.

Any performance failure on the part of a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our drug candidate. Our third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidate could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply a drug candidate is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

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

In addition, our third-party manufacturers may encounter delays and problems in manufacturing our drug candidate or drug for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is complex, and involves sourcing from a number of different companies and foreign countries. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with contractors or subcontractors. Our third-party manufacturers may not be able to operate their respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

We may not be able to enter into agreements for the manufacture of our drug candidate with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, we or they could be subject to enforcement, the production of our drug candidates could be interrupted or suspended, and/or our product could be recalled or withdrawn, among other consequences. Any of these events could result in delays, additional costs and potentially lost revenues.

We can provide no assurance that our drug candidate will obtain regulatory approval or that the results of clinical studies will be favorable, and if we fail to obtain such approval or if clinical studies are not favorable, we could be forced to cease operations.

Our drug candidate Brilacidin will require lengthy and costly studies in humans to obtain approval from the FDA before it can be marketed. We cannot predict with any certainty that the study results will be satisfactory to the FDA for approval to ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated.

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

Even if we obtain regulatory approvals, our marketed drug candidate will be subject to ongoing regulation. If we fail to comply with U.S. and foreign regulations, we could be subject to adverse consequences, including loss of our approvals to market the drug, and our business would be seriously harmed.

Following any initial regulatory approval of our drug candidate, we will also be subject to continuing regulation of the manufacture, labeling, storage, recordkeeping, reporting, distribution, advertising, promotion, marketing, sale, import, and export of those drugs. Such regulation includes review of adverse experiences and the results of any clinical trials completed after our drug candidate is made commercially available, including any post marketing requirements that were required as a condition of approval. The contract manufacturers that make our drug candidate will also be subject to periodic review and inspection by the FDA. If our products, if approved, or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory agency may suspend any ongoing clinical trials; issue warning letters or untitled letters; suspend or withdraw regulatory approval; refuse to approve pending applications or supplements to applications; suspend or impose restrictions on operations; seize or detain products, prohibit the export or import of products, or require us to initiate a product recall; or seek other monetary or injunctive remedies, or impose civil or criminal penalties. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the drug ourselves, including reliance on the third-party manufacturer for regulatory compliance.

Our drug promotion and advertising also would be subject to regulatory requirements and continuing FDA review. Our marketing of a drug also may be heavily scrutinized by the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Our promotional activities will be regulated not only by the FDCA and FDA regulations, but also by federal and state laws pertaining to health care “fraud and abuse,” such as:

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

Compliance with ongoing regulation consumes substantial financial and management resources and may expose us to the potential for other adverse circumstances. For example, approval for a drug may be conditioned on costly post-marketing follow-up studies. Based on these studies, if a regulatory authority does not believe that the drug demonstrates an appropriate benefit-risk profile to patients, it could limit the indications for which a drug may be sold or revoke the drug’s marketing approval. In addition, identification of certain side effects after a drug is on the market may result in the subsequent withdrawal of approval, reformulation of a drug, additional preclinical and clinical trials, changes in labeling or distribution. Alternatively, we may be required by the FDA to develop and implement a REMS to ensure the safe use of our products. REMS may include costly risk management measures such as enhanced safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, pre-approval of promotional materials and restrictions on direct-to-consumer advertising. Any of these events could delay or prevent us from generating revenue, or limit the revenue, from the commercialization of a drug and/or cause us to incur significant additional costs.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, results of operations and prospects. If we are required to withdraw all or most of our drug from the market as a result of actions or inactions on our part or that of a third party, we may be unable to continue revenue-generating operations, which could cause you to lose all of your investment.

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

We do not believe that the compounds we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our compounds will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our proprietary compounds. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

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

We may have to rely substantially upon strategic collaborations for R&D, marketing and commercialization. Our business will depend on our ability to sell drugs to both government agencies and to the general pharmaceutical market. We may have to sell our drugs through strategic partnerships with other pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not yet commercialized any of our drug candidates.

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

We are aware of numerous products under development or manufactured by competitors that are used for the prevention or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that potentially directly compete with our drug candidate even though their approach to such treatment is different.

For example, with respect to Brilacidin, numerous drugs are already FDA approved for the treatment of IBD, ABSSSI, and COVID-19. Although there is presently no drug approved for the prevention and treatment of oral mucositis for head and neck cancers, there are numerous clinical trials in progress and Kepivance is approved for limited use in patients with hematologic malignancies.

Our competition will be determined in part by the potential indications for which our investigational drug is developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of our potential drug or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop a drug; complete pre-clinical testing, clinical trials, and approval processes; and supply commercial quantities to market are likely to be important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

The successful development of biopharmaceuticals is highly uncertain. A variety of factors, including, but not limited to, unfavorable pre-clinical study results or failure to obtain regulatory approvals, could cause us to abandon development of our drug candidate, which could also cause us to cease operations and you may lose your entire investment.

Risks Related to the Securities Markets and Investments in Our Class A Common Stock

In addition to potential dilution associated with future fundraising transactions, we currently have significant numbers of securities outstanding that are exercisable for our common stock, which will result in significant additional dilution and downward pressure on our stock price.

As of September 22, 2022, there were 488.2 million shares of our Class A common stock outstanding and 15.6 million shares of our Class B common stock outstanding. In addition, as of June 30, 2022, there were outstanding stock options, a convertible note and preferred stock representing the potential issuance of approximately an additional 44.8 million shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

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

As of June 30, 2022, the last closing price of our Class A Common Stock, as quoted on the OTC, was $0.03 per share, and on September 22, 2022, the last closing price was $0.04 per share. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At September 22, 2022, our directors and executive officers beneficially own or control approximately 25% of the outstanding voting power of our common stock. Mr Ehrlich holds 15,641,463 shares of our Class B common stock, each of which has ten votes per share, giving Mr. Ehrlich significantly greater voting power than if all of his shares were Class A shares. Accordingly, our directors and executive officers, individually and as a group, may be able to influence the outcome of stockholder votes, involving votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation and bylaws and the approval of certain mergers or other similar transactions, such as sales of substantially all of our assets. Such control by existing stockholders could have the effect of delaying, deferring or preventing a change in control of our Company.

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

The information called for by this item is incorporated herein by reference to the information set forth in Note 10. Commitment and contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock symbol is “IPIX” and is quoted on the OTCQB. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Number of Shareholders

As of September 22, 2022, a total of approximately 488,225,673 shares of the Company’s Class A common stock are outstanding and held by approximately 66 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers. In addition, as of September 22, 2022, a total of shares of 15,641,463 shares of the Company’s Class B common stock are outstanding and held by one stockholder of record.

Dividends

The Company has not paid any cash dividends to our shareholders since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends to holders of our common stock in the foreseeable future. The accrued dividend on the balance sheet represents a portion of the unpaid accrued dividend to our Series B 5% convertible preferred stockholders. See Notes 15 and 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

ITEM 6. [RESERVED]

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

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2022 refers to the fiscal year ended June 30, 2022.

Management’s Plan of Operation

The Company historically devoted most of its efforts and resources on drug development, regulatory matters, and clinical trials. Presently, the Company does not have sufficient financial resources to advance our drug candidates meaningfully. Contingent upon sufficient funding, we anticipate that our efforts would primarily focus on advancement of our drug candidate Brilacidin for decreasing the incidence of severe oral mucositis as a complication of chemoradiation in Oral Mucositis. We expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

In the ordinary course of business, we engage in a continual review of opportunities to license our drug compound(s)/ indications and enter into partnering, joint development or similar arrangements with other companies. We may generally at any time have such opportunities in various stages of active review, including, for example, entry into indications of interest and term sheets and participation in preliminary discussions and negotiations. Any such transaction could be material to us.

The Company is monitoring BeaMedical’s progress in advancing its novel laser-based thermal ablation technology platform targeting epilepsy and oncology procedures, and we have been informed that BeaMedical’s first FDA-related development milestone via the 510(k) pathway is anticipated to occur within the year.

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

Results of Operations

We expect to incur losses from operations for the next few years. Contingent upon sufficient funding, we expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $4.2 million for the next 12 months, including approximately $2.2 million for development activities, supportive research, and drug manufacturing. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise capital from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Revenue

We generated revenue of $18,000 and $0 for the fiscal years ended June 30, 2022 and 2021, respectively. Revenue during the fiscal year ended June 30, 2022 represented the payment from the exclusive license agreement signed with Alfasigma (see Note 8. Exclusive License Agreement and Patent Assignment Agreement of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

We incurred operating expenses of approximately $6.9 million and $9.0 million for the fiscal years ended June 30, 2022 and 2021, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	Year ended		Change
	June 30,		2022 vs. 2021
	2022	2021	$	%

Clinical studies and development research	$3,631,000	$6,056,000	(2,425,000)	(40)%
Employees payroll and payroll tax expenses related to R&D department	641,000	398,000	243,000	61%
Stock-based compensation - employee	100,000	59,000	41,000	69%
Stock-based compensation - consultants	60,000	125,000	(65,000)	(52)%
Depreciation and amortization expenses	382,000	378,000	4,000	1%
Total	$4,814,000	$7,016,000	(2,202,000)	(31)%

Fiscal 2022 compared to Fiscal 2021 - Research and development expenses for proprietary programs decreased during the year ended June 30, 2022 compared with the year ended June 30, 2021, primarily due to less spending on our Brilacidin program for the fiscal year 2022.

Employees payroll and payroll tax expenses increased during the year ended June 30, 2022 compared with the year ended June 30, 2021, due to a new hire of an employee during the first quarter of fiscal 2022.

Stock-based compensation for employees increased during the year ended June 30, 2022 due to one new issuance of 500,000 stock options to purchase shares of Company’s common stock to the Company’s Senior Vice President, Clinical Sciences and Portfolio Management in October, 2021 (see note 14. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

Stock-based compensation - consultants decreased during the year ended June 30, 2022 due to less options being issued to consultants during the year ended June 30, 2022 compared with the year ended June 30, 2021.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2022 vs. 2021
	2022	2021	$	%

Insurance and health expense	$277,000	$405,000	(128,000)	(32)%
Directors’ fees	150,000	150,000	—	-%
Rent and utility expense	74,000	100,000	(26,000)	(26)%
Stock-based compensation - officers & directors	423,000	—	423,000	-%
Business development expense	29,000	141,000	(112,000)	(79)%
Patent write off	141,000	—	141,000	-%
Other G&A	129,000	167,000	(38,000)	(23)%
Total	$1,223,000	$963,000	260,000	27%

Fiscal 2022 compared to Fiscal 2021 - General and administrative expenses increased during the year ended June 30, 2022, primarily due to the increase in stock-based compensation - officers & directors of $423,000 and increase in patent write off relating to Kevetrin of $141,000, offset by a decrease in insurance expense of $128,000 and a decrease in other G&A expense of $38,000 due to less business development consultants’ fees and business events during the year ended June 30, 2022. Stock-based compensation for officers and directors increased during the year ended June 30, 2022 due to one new issuance of 3 million stock options to purchase shares of the Company’s common stock to the Company’s two independent directors and the CEO in October, 2021 (see note 14. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

Officers’ payroll and payroll tax expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2022 vs. 2021
	2022	2021	$ %

Officers’ payroll and payroll tax expenses	$428,000	$499,000	(71,000)	(14)%

Fiscal 2022 compared to Fiscal 2021 - The decrease in officers’ payroll and payroll tax expenses for the Company during the year ended June 30, 2022 was due to the adjustment to officer’s accrued payroll taxes.

Professional fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Year ended		Change
	June 30,		2022 vs. 2021
	2022	2021	$ %

Audit Fee, legal and professional fees	$452,000	$537,000	(85,000)	(16)%

Fiscal 2022 compared to Fiscal 2021 - Professional fees decreased during the year ended June 30, 2022, primarily related to fewer transactions in fiscal 2022 compared to the prior year. Professional fees during the year ended June 30, 2021 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock.

Other Operating Income and (Loss)

There was an increase in other expense which represents equity in loss from an investment for the period from June 9, 2022 (date of acquisition) to June 30, 2022 was $22,000 (see Note 4. – Equity Investment of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	Year ended		Change
	June 30,		2022 vs. 2021
	2022	2021	$	%

Other Income	$172,000	$—	172,000	—%
Change in fair value of preferred stock	$(177,000)	$—	(177,000)	—%
Interest expense - debt	(68,000)	(155,000)	87,000	(56)%
Interest expense - preferred stock liability	(47,000)	(4,702,000)	4,655,000	(99)%
Other Income (Expense), net	$(120,000)	$(4,857,000)	4,737,000	(98)%

Fiscal 2022 compared to Fiscal 2021

There was an increase in other income which represents the forgiveness of the PPP Loan.

There was an increase in change in fair value of preferred stock related to Series B-2 5% convertible preferred stock.

There was a decrease in interest expenses paid on the note payable - related party, because the Company repaid $1,033,000 of the note payable to Mr. Ehrlich, the Company’s Chairman and CEO during the year ended June 30, 2022.

There was a decrease in interest expense – preferred stock liability during the year ended June 30, 2022 compared with the year ended June 30, 2021 related to the 5% accrued dividend associated with the Series B-2 preferred stock. The interest expense - preferred stock liability of 2022 consists of accrued dividend of $47,000. The interest expense - preferred stock liability of 2021 consists of beneficial conversion feature and warrant discounts of $4,663,000 and issuance costs paid of $24,000 and accrued dividend of $15,000.

Net Losses

We incurred net losses of $7.0 million and $13.9 million for the years ended June 30, 2022 and 2021, respectively, because of the above-mentioned factors.

Liquidity, Going Concern and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2022, we had approximately $3.8 million in cash compared to $10.2 million of cash as of June 30, 2021, and as of the date of this filing, we have approximately $3.2 million in cash. Contingent upon sufficient funding, we currently anticipate that future budget expenditures will be approximately $4.2 million for the next 12 months, including approximately $2.2 million for development activities, supportive research, and drug manufacturing.

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

In the event that we are unable to raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (for example licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $0.9 million and have incurred losses since inception of $122.2 million. We expect to incur further losses in the development of our business and have been dependent on raising capital to fund operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Shelf Registration Statement - Current Status

The Company does not satisfy the conditions for use of Form S-3 for primary offerings of securities, and as a result, the Company generally may only utilize Form S-1 to register the sale of its securities. Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2022 and 2021 (rounded to nearest thousand):

	Year ended		Change
	June 30,		Increase/
	2022	2021	(Decrease)
			%
Net cash used in operating activities	$(6,280,000)	$(9,495,000)	(34)%
Net cash used in investing activities	(4,080,000)	(72,000)	5,567%
Net cash provided by financing activities	3,973,000	13,743,000	(71)%
Net increase (decrease) in cash	$(6,387,000)	$4,176,000	(253)%

The decrease in net cash used in operating activities of $3.2 million versus the prior-year was mainly due to the decrease in our loss from operations to $7.0 million, largely attributable to a decrease in interest expense – preferred stock of $4.6 million, an increase in stock based compensation of $400,000 and a change in accrued officers’ salaries and payroll taxes of $(352,000) in the current year compared to $(1,223,000) in the prior-year.

Investing activities

The increase in net cash used in investing activities of $4.0 million versus the prior-year was due primarly to the investment in BeaMedical of $4.0 million.

Financing activities

The decrease in net cash provided by financing activities of $9.8 million versus the prior-year was due to decreases in proceeds from issuances of Series B Preferred stock and sales of common stock.

In 2022, we raised approximately $5.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock, offset by repayment of note payable to officer of $1.0 million.

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

In the event that we are unable to or raise additional funds from others, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through business development activities (for example licensing and partnerships) and future equity issuances. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

Commitments and Contingencies

Please see Note 10. Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K, for a discussion of contractual commitments and contingent liability - disputed invoices.

Equity Transactions

During the year ended June 30, 2022, the Company issued 5,072 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $5.0 million, upon exercise of 3,036 Series 1 warrants and 2,036 Series 2 warrants issued by the Company. With regard to the exercise of these 5,072 warrants, the Company recorded gross proceeds of approximately $5.0 million to the preferred stock liability. During the years ended June 30, 2022, the convertible preferred stockholder converted a total of 4,452 shares of Series B-2 preferred stock into a total of approximately 69,901,865 shares of common stock. There were 620 shares of Series B-2 5% convertible preferred stock outstanding as of June 30, 2022.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVATION PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Innovation Pharmaceutical, Inc.

Wakefield, MA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovation Pharmaceuticals, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital, has suffered losses and negative cash flow from operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a negative working capital, negative cash flow from operations and has a history of recurring net losses. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities, leases and a convertible note payable - related party (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their judgements as to the Company’s ability to meet its obligations through management of expenditures, implementation of planned business operations, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to implement its planned business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments regarding the Company’s ability to effectively implement its plans to provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability to effectively implement it include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain debt financing, and the successful implementation of its planned business operations. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain debt financing, and (iv) evaluating the implementation of its planned business operations.

Stock-Based Compensation

As described in Note 14 to the consolidated financial statements, the Company recorded stock-based compensation related to the issuance of common stock and stock options issued to employees and third-party service providers. Management establishes their estimates for the value of the stock-based compensation related to common stock issued for services using historical stock price information.  Management uses a valuation model requiring various inputs to establish their estimates for the value of stock options.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018. Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) Farmington, Utah September 28, 2022

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND 2021

(Rounded to nearest thousand except for share data)

	June 30,	June 30,
	2022	2021
ASSETS
Current Assets:
Cash	$3,807,000	$10,194,000
Prepaid expenses and other current assets	145,000	495,000
Total Current Assets	3,952,000	10,689,000

Equity investment	3,978,000	—

Other Assets:
Patent costs - net	2,312,000	2,754,000
Deferred offering costs	59,000	778,000
Security deposit	78,000	78,000
Total Other Assets	2,449,000	3,610,000
Total Assets	$10,379,000	$14,299,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,567,000	$2,563,000
Accrued expenses - (including related party accruals of approx. $12,000 and $8,000, respectively)	92,000	348,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,563,000 and $1,915,000, respectively)	1,640,000	1,992,000
Operating lease - current liability	197,000	165,000
Convertible note payable - related party	250,000	1,283,000
Accrued dividend - Series B 5% convertible preferred stock	62,000	15,000
Loan payable	—	172,000
Total Current Liabilities	4,808,000	6,538,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 620 shares and 0 shares issued and outstanding at June 30, 2022 and 2021, respectively	786,000	—
Operating lease - long term liability	55,000	252,000
Total Liabilities	5,649,000	6,790,000

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $.0001 par value, 600,000,000 shares authorized, 496,741,729 shares and 426,673,198 shares issued as of June 30, 2022 and 2021, respectively, 488,225,673 shares and 418,157,142 shares outstanding as of June 30, 2022 and 2021, respectively.	49,000	42,000
Common Stock - Class B, (10 votes per share); $.0001 par value, 100,000,000 shares authorized, 18,000,000 shares issued as of June 30, 2022 and 2021, respectively, and 15,641,463 shares outstanding as of June 30, 2022 and 2021, respectively	2,000	2,000
Additional paid-in capital	129,090,000	124,835,000
Accumulated deficit	(122,157,000)	(115,116,000)
Treasury Stock, at cost (10,874,593 shares as of June 30, 2022 and 2021, respectively)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	4,730,000	7,509,000
Total Liabilities and Stockholders’ Equity	$10,379,000	$14,299,000

The accompanying notes are an integral part of these consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Rounded to nearest thousand except for shares and per share data)

	For the Years Ended
	June 30,
	2022	2021

Revenues	$18,000	$—

Operating expenses:
Research and development expenses	4,814,000	7,016,000
General and administrative expenses	1,223,000	963,000
Officers’ payroll and payroll tax expenses	428,000	499,000
Professional fees	452,000	537,000
Total operating expenses	6,917,000	9,015,000

Other Operating Income and (Loss)
Equity in loss from equity investment	(22,000)	—
Total Other Operating Income and (Loss)	(22,000)	—

Loss from operations	(6,921,000)	(9,015,000)

Other expenses
Other income	172,000	—
Change in fair value of preferred stock	(177,000)	—
Interest expense - debt	(68,000)	(155,000)
Interest expense - preferred stock	(47,000)	(4,702,000)
Total other expenses	(120,000)	(4,857,000)

Loss before provision for income taxes	(7,041,000)	(13,872,000)
Provision for income taxes	—	—
Net loss	$(7,041,000)	$(13,872,000)

Net loss per share, basic and diluted	$(0.01)	$(0.04)

Basic and Diluted Weighted Average Common Shares Outstanding	503,867,136	386,163,208

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Rounded to nearest thousand, except for shares data):

	Common Stock A		Common Stock B		Additional
	Par Value		Par Value		Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2020	329,170,544	33,000	1,818,180	-	102,819,000	(101,244,000)	659,448	(146,000)	1,462,000
Shares sold to Aspire Capital under 2020 Agreement at $0.20 - $0.22 range	22,500,000	2,000	-	1,000	4,600,000	-	-	-	4,603,000
Shares issued as commitment fee of $1,438,000 on 7/31/2020 at $0.23, net of amortization of offering costs of $120,000	6,250,000	1,000	-	-	1,437,000	-	-	-	1,438,000
Offering cost	-	-	-	-	(659,000)	-	-	-	(659,000)
Shares issued to employee for services at $0.132 to $0.398	-	-	-	-	16,000	-	-	-	16,000
Stock options issued to employee for services at $0.132 to $0.398	-	-	-	-	44,000	-	-	-	44,000
Stock options issued to consultant for services at $0.14 to $0.43	-	-	-	-	123,000	-	-	-	123,000
Issuance of 2,200,000 shares of Common Stock Class B to Officer & 412,238 shares were withheld for tax purposes as Treasury shares	-	-	2,200,000	-	242,000	-	-	-	242,000
Issuance of shares for tax purposes as Treasury Shares	-	-	(412,238)	-	-	-	412,238	(90,000)	(90,000)
Issuance of 58,394 shares to employee & 21,606 shares were withheld for tax purposes as Treasury shares	58,394	-	-	-	-	-	-	-	-
Issuance of shares for tax purposes as Treasury Shares	(21,606)	-	-	-	-	-	21,606	(3,000)	(3,000)
Cancellation of debt for the purchase of 909,090 shares of Common Stock Class B & 181,096 shares were withheld for tax purposes as Treasury shares	-	-	909,090	-	100,000	-	-	-	100,000
Issuance of shares for tax purposes as Treasury Shares	-	-	(181,096)	-	-	-	181,096	(37,000)	(37,000)
To record Series B Discount - Warrants	-	-	-	-	1,410,000	-	-	-	1,410,000
To record issuance costs Series 1 & 2 Warrants	-	-	-	-	(10,000)	-	-	-	(10,000)
To record beneficial conversion feature associated with the issuance of the 5,089 shares of Series B-2 preferred stock	-	-	-	-	3,253,000	-	-	-	3,253,000
Conversion of 10,207 preferred stocks into 68,034,812 common stocks	68,034,812	7,000	-	-	10,022,000	-	-	-	10,029,000
Cancellation of 6,980,583 Class A shares to satisfy the purchase of 13,072,730 shares of Common Stock Class B	(6,980,583)	(1,000)	13,072,730	1,000	1,438,000	-	6,980,583	(1,438,000)	-
Shares were withheld for tax purposes as Treasury Shares	(854,419)	-	(1,765,203)	-	-	-	2,619,622	(540,000)	(540,000)
Net loss	-	-	-	-	-	(13,872,000)	-	-	(13,872,000)

Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost	-	-	-	-	(718,000)	-	-	-	(718,000)
Conversion of 4,452 preferred stock into 69,901,865 common stocks	69,901,865	7,000	-	-	4,367,000	-	-	-	4,374,000
Shares issued for exercise of options	166,666	-	-	-	23,000	-	-	-	23,000
Shares issued to employee for services	-	-	-	-	8,000	-	-	-	8,000
Stock options issued to consultant for services	-	-	-	-	60,000	-	-	-	60,000
Stock options issued to director for services	-	-	-	-	423,000	-	-	-	423,000
Stock options issued to employee for services	-	-	-	-	92,000	-	-	-	92,000
Net loss	-	-	-	-	-	(7,041,000)	-	-	(7,041,000)
Balance at June 30, 2022	488,225,673	49,000	15,641,463	2,000	129,090,000	(122,157,000)	10,874,593	(2,254,000)	4,730,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Rounded to nearest thousand)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,041,000)	$(13,872,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent write off	141,000	—
Stock based compensation	583,000	183,000
Amortization of patent costs	382,000	378,000
Gain on forgiveness of loans payable	(172,000)	—
Interest expense-preferred stock	—	4,663,000
Change in fair value of preferred stock	177,000	—
Equity in loss from equity investment	22,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	350,000	(403,000)
Accounts payable	4,000	520,000
Accrued expenses	(256,000)	289,000
Accrued officers’ salaries and payroll taxes	(352,000)	(1,223,000)
Operating lease liability	(165,000)	(138,000)
Accrued dividend	47,000	15,000
Loan payable	—	93,000
Net cash used in operating activities	(6,280,000)	(9,495,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity Investment contribution	(4,000,000)	—
Patent costs	(80,000)	(72,000)
Net cash used in investing activities	(4,080,000)	(72,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock, net of offering costs	—	4,603,000
Proceeds from issuance of Series B Preferred stocks, net of financing costs	—	4,990,000
Proceeds from exercise of preferred stock warrants	4,983,000	5,017,000
Proceeds from exercise of options	23,000	—
Purchase of treasury stock	—	(670,000)
Repayment of note payable to officer	(1,033,000)	(197,000)
Net cash provided by financing activities	3,973,000	13,743,000

NET INCREASE (DECREASE) IN CASH	(6,387,000)	4,176,000
CASH, BEGINNING OF YEAR	10,194,000	6,018,000
CASH, END OF YEAR	$3,807,000	$10,194,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$59,000	$59,000
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Shares issued as deferred offering costs	$—	$1,438,000
Cancellation of 6,980,583 Class A shares for the purchase of 13,072,730 shares of Common Stock Class B	$—	$1,438,000
Conversion of Series B Convertible Preferred stock to Common stock	$4,374,000	$10,029,000
Cancellation of shareholder debt for the purchase of 909,090 shares of Common Stock Class B shares	$—	$342,000
Dividend paid on Series B-2 Preferred Shares	$—	$13,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

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

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the year ended June 30, 2022 and 2021.

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline which presently includes Brilacidin by advancing indications along the regulatory pathway as well as seeking additional health care-related investment opportunities with the aim of diversifying the Company’s assets. Ongoing activities include Brilacidin drug manufacturing, scientific report writing, and supportive research activities. The Company also acquired an interest in BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a private company developing a novel image guided surgical laser platform. Management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets. While no assurances are expressed or implied that any agreement will be consummated in the future, the Company is committed toward executing on opportunities at hand.

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

2. Liquidity, Going Concern and Management’s Plan

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended June 30, 2022, the Company had a net loss of $7.0 million and negative cash flow from operations of $6.3 million. As of June 30, 2022, the Company has negative working capital of $0.9 million. As of June 30, 2022, the Company’s cash amounted to $3.8 million and current liabilities amounted to $4.8 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash

Cash consist of bank deposits. There were no cash equivalents at June 30, 2022 and 2021.

Intangible Assets - Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs will be amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2022 and 2021, carrying value of patent was approximately $2,312,000 and $2,754,000, respectively. Amortization expense for the fiscal years ended June 30, 2022 and 2021, was approximately $382,000 and $378,000, respectively.

As of June 30, 2022, the Company expensed the costs associated with obtaining patents that have not yet resulted in products or gained market acceptance and the Company has or will let these patents go abandoned. During the years ended June 30, 2022 and 2021, the patent expenses were insignificant.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the years ended June 30, 2022 and 2021, the Company has recorded patent write offs of approximately $141,000 and $0, respectively and included in general and administrative expenses.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended June 30, 2022 and 2021, the Company incurred approximately $4.8 million and $7.0 million of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits of $250,000. Approximately $3.5 million is subject to credit risk at June 30, 2022. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Commitments and Contingencies

The Company follows Subtopic 450-20 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2022 and 2021, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Year Ended
	June 30,
	2022	2021
Net loss per share, basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding:
Class A common stock	488,225,673	376,659,381
Class B common stock	15,641,463	9,503,827
Total weighted average shares outstanding	503,867,136	386,163,208

Antidilutive securities not included:
Stock options	8,268,269	6,779,935
Stock options arising from convertible note payable and accrued interest	508,448	2,567,476
Restricted stock grants	58,392	116,786
Convertible preferred stock	36,000,000	-
Total	44,835,109	9,464,197

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of June 30, 2022 and 2021 (see Note 15. Equity Transactions).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants and to satisfy the exercise price on vested stock options, is recorded at its acquisition cost and these shares are not considered outstanding.

Revenue Recognition

The Company follows the guidance of accounting standard ASC 606 (Topic 606), Revenue from Contracts with Customers, and all the related amendments.

The Company has acquired and further developed license rights to Functional Intellectual Property (“functional IP”) that it licenses to customers for defined license periods. A functional IP license is a license to intellectual property that has significant standalone functionality that does not include supporting or maintaining the intellectual property during the license period. The Company’s patented drug formulas have significant standalone functionality in their abilities to treat a disease or condition. Further, there is no expectation that the Company will undertake any activities to change the functionality of the drug formulas during the license periods (see Note 8. Exclusive License Agreement and Patent Assignment Agreement).

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

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees, non-employees and directors in connection with its equity incentive plan is based on ASC 718, and the fair market value of the equity awards is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. tax regulations.”

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

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. The grant date is also the valuation date for the non-employee awards. We recognize stock-based compensation using the straight-line method.

Investments

For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For those investments in which the Company does not have such significant influence, the Company applies the accounting guidance for certain investments in debt and equity securities.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition. The adoption of this standard will not materially impact the Company’s consolidated financial statements in 2022.

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 will primarily be accounts receivable. The Company will estimate an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. In estimating the allowance for expected credit losses, consideration will be given to the current aging of receivables, historical experience, and a review for potential bad debts. The Company will adopt this guidance in the first quarter of fiscal 2023 and does not expect the adoption to have an impact on its results of operations, financial position, and disclosures.

4. Equity Investment

BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.)

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a company established under the laws of the State of Israel (“BTL”), pursuant to which the Company purchased 55,556 shares of BTL’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BTL’s issued and outstanding equity securities and approximately 41.6% of BTL’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BTL. The Company therefore recorded an equity investment on our June 30, 2022 consolidated balance sheet.

The Company’s equity in losses in excess of its investment are accounted for under the equity method consisted of the following as of June 30, 2022 (rounded to nearest thousand):

Investment Name	Ownership Interest	Carrying Amount
BT BeaMedical Technologies Limited (“BTL”)	35.7%
Total contributions		$4,000,000
Less: Share of the loss in investment in BTL		(22,000)
Equity losses in excess of investment		$3,978,000

The Company invested approximately $4,000,000 in BTL as of June 30, 2022. The cash balance in BTL at June 30, 2022 was approximately $3.8 million. During the year ended June 30, 2022, BTL incurred a loss of approximately $63,000, and accordingly, the Company recorded its share of the loss in investment in BTL, in accordance with the provisions in the purchase agreement, of approximately $22,000 in the accompanying consolidated statement of operations.

We were committed to fund BTL for our share of its liabilities at June 30, 2022. The Company will continue providing additional equity contributions in 2023 and for the foreseeable future.

Summarized balance sheet information for the Company’s equity method investee BTL as of June 30, 2022 is presented in the following table (rounded to nearest thousand):

Current assets
Cash	$3,850,000
Other current assets	1,000
Total assets	$3,851,000
Current liabilities	$(195.000)
Total liabilities	$(195,000)

Summarized income statement information for the Company’s equity method investee BTL is presented in the following table for the period from June 9, 2022 (date of acquisition) to June 30, 2022 (rounded to nearest thousand):

Net sales and revenue	$-
Research and development costs	7,000
Administrative expenses	55,000
Total operating expense	$62,000
Loss from operations	$62,000
Other expense	1,000
Net loss	$63,000

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	June 30, 2022	June 30, 2021
Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents – Brilacidin, and other compounds	17	1,146,000	1,280,000
Total patents cost		5,372,000	5,506,000
Less: Accumulated amortization		(3,060,000)	(2,752,000)
Patents, net		$2,312,000	$2,754,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the years ended June 30, 2022 and 2021 was approximately $382,000 and $378,000, respectively. During the fiscal years ended June 30, 2022 and 2021, the Company has written off the patent costs relating to Kevetrin of approximately $141,000 and $0, respectively and included these in general and administrative expenses.

At June 30, 2022, the future amortization period for all patents was approximately 12 years to 17 years. Future estimated amortization expenses are approximately $371,000 for each year from 2023 to 2025, $361,000 for the year ending June 30, 2026 and a total of $838,000 for the year ending June 30, 2027 and thereafter.

6. Accrued Expenses - Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2022	June 30, 2021

Accrued research and development consulting fees	$80,000	$340,000
Accrued rent - related parties (Note 11. Related Party Transactions)	8,000	8,000
Accrued interest - related parties (Note 12. Convertible Note Payable - Related Party)	4,000	-

Total	$92,000	$348,000

7. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2022	June 30, 2021

Accrued salaries - related parties	$1,492,000	$1,785,000
Accrued payroll taxes - related parties	71,000	130,000
Withholding tax - payroll	77,000	77,000

Total	$1,640,000	$1,992,000

8. Exclusive License Agreement and Patent Assignment Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. The Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019 and the Company did not receive any further payment during the years ended June 30, 2022 and 2021.

On April 13, 2022, the Company entered a Patent Assignment Agreement with Fox Chase Chemical Diversity Center, Inc. (“FCCDC”), pursuant to which the Company assigned the title, rights and interest in and to the applications of certain patents in accordance with an earlier collaborative research agreement related to antifungal drug discovery work to which the Company had rights.

On May 3, 2022, the Company received payment of $18,000 from FCCDC based on FCCDC’s third-party license of broad-spectrum anti-fungals and a separate agreement between the Company and FCCDC. Some of the preliminary data used in the FCCDC research program had been obtained as part of an earlier collaboration with the Company supported by funding from the National Institutes of Health. Additional payments from FCCDC to the Company may also be made in the future.

9. Operating Leases

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

The Company determined that the operating lease right-of-use asset was fully impaired on December 31, 2019. As such, the Company recognized an impairment loss of approximately $643,000, after recording amortization of the right-of-use asset for July, August, and September 2019 totaling approximately $27,000, resulting in a carrying value of $0 since December 31, 2019. The Company vacated the leased office space in December 2019, and in January 2020 the Company initiated a lawsuit against the lessor relating to an automatic extension of the lease for the office space and related matters (See Note 10. Commitments and Contingencies).

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Year Ended June 30, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statements of operations)	$59,000
Variable lease cost	12,000
$71,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2022	$164,000
Weighted average remaining lease term - operating leases (in years)	1.25
Average discount rate - operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2022
Operating leases
Short-term operating lease liabilities	$197,000
Long-term operating lease liabilities	55,000

Total operating lease liabilities	$252,000

The following table provides maturities of the Company’s lease liabilities at June 30, 2022 as follows:

Operating Leases
Fiscal Year Ending June 30,
2023	$223,000
2024 (remaining 3 months)	57,000
Total lease payments	280,000
Less: Imputed interest/present value discount	(28,000)
Present value of lease liabilities	$252,000

Operating lease cost for the years ended June 30, 2022 was approximately $59,000. Operating lease cost for the years ended June 30, 2021 was approximately $86,000.

10. Commitments and Contingencies

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $1.0 million to contract research organizations as of June 30, 2022. Expenses are recognized when services are performed by the contract research organizations.

Contingent Liability - Disputed Invoices

As disclosed in Note 7. Accrued Salaries and Payroll Taxes, the Company accrued payroll to Dr. Krishna Menon, ex-President of Research of approximately $1,443,000 for his past services with the Company, and this amount was included in accrued salaries and payroll taxes. As described in Note 11. Related Party Transactions, the Company has a payable to Kard Scientific, Inc. (“KARD”) of approximately $1,486,000 for its research and development expenses and this amount was included in accounts payable. KARD is a company owned by Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

All of the above disputed invoices were reflected as current liabilities as of June 30, 2022.

11. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD. At June 30, 2022 and 2021, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, the Company’s ex-principal shareholder and Director, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

At June 30, 2022 and 2021, rent payables to KARD of approximately $8,000, were included in accrued expenses.

12. Convertible Note Payable - Related Party

The Ehrlich Promissory Note C is an unsecured demand note with Mr. Ehrlich, the Company’s Chairman and CEO, that originated in 2010, bears 9% simple interest per annum and is convertible into the Company’s Class A common stock at $0.50 per share.

On December 29, 2010, the Company issued 18,000,000 Equity Incentive Options to purchase Class B common stock to Mr. Ehrlich, which are exercisable at $0.11 per share. On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan of approximately $2,022,000 and agreed to change the interest rate from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. All these options were valid for ten years from the date of issuance and expired in May, 2022.

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

During the year ended June 30, 2022, the Company repaid the principal of $1,033,000 to Mr. Ehrlich, the Company’s Chairman and CEO. As of June 30, 2022 and June 30, 2021, the principal balance of this convertible note payable to Mr. Ehrlich, the Company’s Chairman and CEO was approximately $250,000 and $1,283,000, respectively.

As of June 30, 2022 and 2021, the balance of accrued interest payable was $4,000 and $0, respectively (see Note 6. Accrued Expenses - Related Parties and Other).

As of June 30, 2022 and 2021, the total outstanding balances of principal and interest were approximately $254,000 and $1,283,000, respectively.

13. Loan payable

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

During the year ended June 30, 2022, the Company obtained the approval of the forgiveness of the above mentioned two loans, and the Company recorded the total loan forgiveness of $172,000 under other income.

14. Equity Incentive Plans, Stock-Based Compensation, Exercise of Options and Warrants Outstanding

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

Stock Options

The fair value of options granted for the years ended June 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Years Ended June 30,
	2022	2021
Expected term (in years)	5-10	3-10
Expected stock price volatility	80.84 to 112.37%	89.88 to 109.33%
Risk-free interest rate	0.69% to 1.61%	0.31 to 0.68%
Expected dividend yield	0	0

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended June 30, 2022 and 2021 are as follows (rounded to nearest thousand):

	Years ended June 30,
	2022	2021

Research and development expenses	$160,000	$183,000
General and administrative expenses	423,000	-
Total stock-based compensation expense	$583,000	$183,000

During the year ended June 30, 2022 and 2021

Directors and Employee

On October 10, 2021, the Compensation Committee approved the issuance of 1 million stock options to purchase shares of the Company’s common stock each to 2 independent directors of the Company, and 1 million stock options to purchase shares of Company’s common stock to Mr. Ehrlich, the CEO, which are exercisable for 10 years at $0.24 per share of common stock. These 3 million stock options with 1 year vesting period were valued at approximately $585,000. During the years ended June 30, 2022, the Company recorded approximately $423,000 of stock-based compensation costs and charged to additional paid-in capital as of June 30, 2022. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On October 10, 2021, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 500,000 options to purchase common stock, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $98,000. During the years ended June 30, 2022, the Company recorded approximately $71,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On September 11, 2020, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the year ended June 30, 2022, the Company recorded approximately $15,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $11,000 of stock option expense and $4,000 of stock awards. During the year ended June 30, 2021, the Company recorded approximately $12,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $9,000 of stock option expense and $3,000 of stock awards.

On February 23, 2020, the Company issued (i) options for the purchase of 500,000 shares of common stock at an exercise price of $0.10 per share, which is 110% of the previous per share closing price of $0.09 on February 21, 2020, and (ii) 500,000 shares of Class A common stock to each member of the Company’s Board of Directors, consisting of Leo Ehrlich, Barry Schechter and Zorik Spektor.

On September 1, 2019, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with a 3 year vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the year ended June 30, 2022, the Company recorded approximately $9,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $6,000 of stock option expense and $3,000 of stock awards. During the year ended June 30, 2021, the Company recorded approximately $9,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $7,000 of stock option expense and $2,000 of stock awards.

On September 1, 2018, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the year ended June 30, 2022, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards. During the year ended June 30, 2021, the Company recorded approximately $29,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $21,000 of stock option expense and $8,000 of stock awards.

Consultants

On January 1, 2022, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.044 per share and vest 33 1/3% on January 1, 2022, 33 1/3% on July 1, 2022 and 33 1/3% on January 1, 2023. The value of these options was approximately $3,000. During the year ended June 30, 2022, the Company recorded approximately $2,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On July 30, 2021, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these options was approximately $19,000. During the year ended June 30, 2022, the Company recorded approximately $18,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On July 1, 2021, the Company agreed to issue stock options to purchase 225,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these options was approximately $33,000. During the year ended June 30, 2022, the Company recorded approximately $32,000 of related stock-based compensation. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On February 10, 2021, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the years ended June 30, 2022 and 2021, the Company recorded approximately $7,000 and $13,000 of related stock-based compensation, respectively. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On July 23, 2020, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the years ended June 30, 2022 and 2021, the Company recorded approximately $1,000 and $27,000 of related stock-based compensation, respectively. The assumptions used in the Black Scholes option-pricing model are disclosed above.

On May 18, 2020, the Company agreed to issue stock options to purchase 500,000 shares of the Company’s common stock each to two consultants for their one-year contracts. These options were issued with an exercise price of $0.14 per share and vest 33 1/3% on July 1, 2020, 33 1/3% on January 1, 2021, and 33 1/3% on July 1, 2021. The value of these options was approximately $78,000. During the years ended June 30, 2022 and 2021, the Company recorded approximately $0 and $53,000 of related stock-based compensation, respectively.

Exercise of options

During the years ended June 30, 2022, the Company received approximately $23,000 of net proceeds from the exercise of 166,666 stock options at $0.14 per share. The details of exercises of options to purchase Class B common stock during the years ended June 30, 2021 are disclosed in Note 15. Equity Transactions.

Forfeiture of options

There was forfeiture of 2,245,000 options and 294,330 options to purchase Class A common stock during the years ended June 30, 2022 and 2021, respectively, relating to the expiry of options of consultants.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2020	22,803,098	$0.18	1.83	$5,857,312
Granted	452,987	$0.27	6.96	—
Exercised	(16,181,820)	$0.11	—	—
Forfeited/expired	(294,330)	$0.55	—	—
Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923

Granted	3,900,000	$0.24	8.75	—
Exercised	(166,666)	$0.14	—	—
Forfeited/expired	(2,245,000)	$0.54	—	—
Outstanding at June 30, 2022	8,268,269	$0.25	6.91	$—
Exercisable at June 30, 2022	4,436,949	$0.26	5.10	$—
Unvested stock options at June 30, 2022	3,831,320	$0.23	9.06	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2020	116,787	$0.32

Total shares granted	58,394	$0.22
Total shares vested	(58,395)	$0.41
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2021	116,786	$0.22

Total shares granted	—	$—
Total shares vested	(58,394)	$0.25
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2022	58,392	$0.19

Scheduled vesting for outstanding restricted stock awards at June 30, 2022 is as follows:

	Year Ending June 30,
	2023	2024	Total

Scheduled vesting	38,928	19,464	58,392

As of June 30, 2022, there was approximately $6,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $5,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 1.12 years.

15. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Stock Purchase Agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Purchase Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Purchase Agreement. The amortized amount of approximately $0.7 million was recorded to additional paid-in capital for the years ended June 30, 2022 and 2021. The unamortized portion is carried on the balance sheet as deferred offering costs and was approximately $0.1 million and $0.8 million at June 30, 2022 and 2021.

During the years ended June 30, 2022, the Company did not sell any shares to Aspire Capital under the 2020 Purchase Agreement. During the period from July 31, 2020 to June 30, 2022, the Company generated proceeds of approximately $4.6 million under the 2020 Purchase Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock. The 2020 Purchase Agreement expired on July 31, 2022.

Class B Common Stock

On September 8, 2020, Mr. Ehrlich exercised 2.2 million options to purchase 2.2 million shares of Class B common stock at the option exercise price of $0.11 per share. Mr. Ehrlich paid for this exercise of his option by the cancellation of debt to Mr. Ehrlich of $242,000 to satisfy the exercise price (See Note 12. Convertible Note Payable – Related Party). The Company issued 1,787,762 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 412,238 shares of Class B common stock were withheld from Mr. Ehrlich for the payment of payroll taxes.

On October 2, 2020, Mr. Ehrlich exercised 909,090 options to purchase 909,090 shares of Class B common stock at the option exercise price of $0.11 per share. Mr. Ehrlich paid for this exercise of his option by the cancellation of debt to Mr. Ehrlich of $100,000 to satisfy the exercise price (See Note 12. Convertible Note Payable – Related Party). The Company issued 727,994 shares of Class B common stock (net share issuance amount), to Mr. Ehrlich. The remaining 181,096 shares of Class B common stock were withheld from Mr. Ehrlich for the payment of payroll taxes.

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

As of June 30, 2022 and 2021, the total issued number of shares of Class B common stock were 18 million shares and the total outstanding number of shares of Class B common stock were 15,641,463.

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

The Company recorded the February 8, 2021 issuance of 2,036 shares Series B-2 Preferred Stock at approximately $1.5 million and the underlying Series 1 and Series 2 warrants at approximately $0.5 million in total by allocating the gross proceeds to Series B-2 preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $1.5 million associated with the issuance of the 2,036 shares of Series B-2 preferred stock to additional paid-in capital. The Company then recorded interest of approximately $2.0 million for the BCF and warrant discounts as a first day interest given that the Series B-2 preferred shares can be converted at any time to common stock and given no set term. In addition to the aforesaid $2.7 million for the BCF and warrant discounts, the total interest of approximately $47,000 and $4.7 million was reported in Interest expense - preferred stock liability during the year ended June 30, 2022 and 2021, respectively, in the Consolidated Statements of Operations.

The change in fair value of the total Series B-2 preferred stock were $177,000 and $0 during the year ended June 30, 2022 and 2021 in the Consolidated Statements of Operations.

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock and the total dividends accrued of approximately $47,000 and $15,000 were treated as interest during the year ended June 30, 2022 and 2021, respectively, in the Consolidated Statements of Operations.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the years ended June 30, 2022, the Company issued 5,072 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $5.0 million, upon exercise of 3,036 Series 1 warrants and exercise of 2,036 Series 2 warrants issued by the Company. With regard to the exercise of these 5,072 warrants, the Company recorded gross proceeds of approximately $5.0 million to the preferred stock liability.

As of June 30, 2022, there was no Series 1 and 2 warrants outstanding since all warrants were exercised, and there were 620 shares of Series B-2 5% convertible preferred stock outstanding.

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

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the years ended June 30, 2022, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 4,452 shares of Series B-2 preferred stock into a total of approximately 69,901,865 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $3.8 million as Additional paid-in capital at par value. The Company reversed the amount of approximately $3.8 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

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

As of June 30, 2022 and 2021, Series B-2 5% convertible preferred stock liability was approximately $0.8 million and $0, respectively.

F-25

2358537

The fair value of the Series B convertible preferred stock is measured in accordance with ASC 820 “Fair Value Measurement,” using option pricing methodologies, incorporating the following inputs:

June 30, 2022

Expected dividend yield	5%
Expected stock-price volatility	60%
Risk-free interest rate	2.92%
Stock price	$0.03
Exercise price	$982.5

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

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of June 30, 2022 and 2021.

16. Fair Value Measurements

We disclose and recognize the fair value of our assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities and preferred liability. At June 30, 2022 and 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the years ended June 30, 2022 and 2021:

FY 2022
Balance, July 1, 2020	$-
Issuance of Series B-2 preferred stock at fair value	5,000,000
Exercise of Series 1 and 2 warrants	5,017,000
Conversion of Series B-2 preferred stock to common stock	(10,017,000)
Change in fair value of Series B-2 preferred stock (1)	(-)
Balance, June 30, 2021	$-

Exercise of Series 1 and 2 warrants	4,983,000
Conversion of Series B-2 preferred stock to common stock	(4,374,000)
Change in fair value of Series B-2 preferred stock (1)	177,000
Balance, June 30, 2022	$786,000

(1)	Change in fair value of preferred stock is reported in interest expense-preferred stock.
(2)

The 5% accrued dividend is reported in interest expense-preferred stock in the consolidated statements of operation and the remaining accrued dividends of $62,000 and $15,000 was included under current liability as of June 30, 2022 & 2021, respectively.

17. Income Taxes

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

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $105.8 million at June 30, 2022, that is potentially available to offset future taxable income. The Tax Cuts and Jobs Act (the “Tax Act”) changes the rules on net operating loss (NOL) carry-forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80% of taxable income. The $105.8 million available at June 30, 2022 includes $51.0 million of post 2017 NOLs without expiration dates and $54.8 million of pre-2018 NOLs expiring from 2024 to 2037. Given the Company’s projections of taxable income for the years between 2024 and 2037, it’s likely these NOLs will expire unused.

The income tax provision benefit differs from the amount of tax determined by applying the Federal and States statutory rates as follows:

	June 30, 2022	June 30, 2021
Book income at federal statutory rate	21.00%	21.00%
State income tax, net of federal tax benefit	6.32%	6.32%
Change in valuation allowance	(39.84%)	(25.36%)
General business credit	12.42%	—%
Permanent difference	—%	—%
Change in Federal Statutory Rate	—%	—%
Others - net	0.10%	(1.96%)
Total	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the fiscal years ended June 30, 2022 and 2021. The components of deferred tax assets as of June 30, 2022 and 2021 are as follows (rounded to nearest thousand):

	June 30, 2022	June 30, 2021
Deferred tax assets:
Net operating loss carry forwards	$28,888,330	$26,958,015
Accrued payroll	806,829	806,829
Stock compensation	2,943,278	2,943,278
General business credit	6,068,138	5,193,602
Other	99,761	99,761
	$38,806,336	$36,001,485
Valuation allowance	(38,806,336)	(36,001,485)
Total deferred taxes	$-	$-

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

As of June 30, 2022, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2022, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with the Company	Director Since
Leo Ehrlich	64	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Barry Schechter	58	Director	October 2014
Zorik Spektor	65	Director	April 2015
Jane Harness	53	Sr. Vice President, Clinical Sciences and Portfolio Management	-

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

Barry Schechter, M.D., F.A.A.O., joined the Board on October 1, 2014 as an independent member. Dr. Schechter has been the Director of Department of Cornea and External Disease at Florida Eye Microsurgical Institute since 2005. Dr. Schechter’s practice involves diseases of the ocular surface including dry eyes, allergies, infection, the latest in corneal, refractive, and cataract surgery, and glaucoma. In addition, Dr. Schechter is an expert consultant for Gerson Lehrman and Guidepoint Global regarding the business and technology of eye care and consults for several ophthalmic pharmaceutical companies. He is on the executive committee and heads the Scientific advisory board for Aperta Biosciences. He is the Medical Director for Amniochor. He is also on the editorial board for Advanced Ocular Care, a journal that reaches the top 10% of ophthalmologists and select optometrists. Dr. Schechter has reviewed articles for Cornea, the British Journal of Ophthalmology, and the Journal of the American Academy of Ophthalmology. He has lectured internationally and published on the subjects of treatment of ocular tumors, lens implants and dry eyes. Dr. Schechter has also written a textbook chapter on surgical techniques. Dr. Schechter is involved in clinical research.

The Board has determined that Dr. Schechter’s extensive medical knowledge and consulting work make him a suitable member of the Company’s Board of Directors.

Zorik Spektor, M.D., F.A.A.P. was appointed as an independent member of the Board in April 2015. Dr. Spektor is a fellowship trained Pediatric Otolaryngologist and Head and Neck Surgeon and has been the Director of The Center for Pediatric ENT - Head and Neck Surgery in Boynton Beach, Florida since 1995. In addition, he is a Voluntary Assistant Professor of Surgery at the Department of Otolaryngology, University of Miami Leonard M. Miller School of Medicine, and an Affiliate Clinical Assistant Professor of Biomedical Science at Florida Atlantic University in Boca Raton, Florida. Dr. Spektor received his Bachelor’s Degree from Cornell University, and his Medical Doctorate at Albany Medical College of Union University in Albany, New York. Following Dr. Spektor’s completion of his residency training in Otolaryngology - Head and Neck Surgery at the University of Connecticut, he completed his fellowship in Pediatric Otolaryngology - Head and Neck Surgery at LeBonheur Children’s Medical Center in Memphis, Tennessee. Dr. Spektor is board certified in Otolaryngology - Head and Neck Surgery. He is a Fellow of the American Academy of Otolaryngology - Head and Neck Surgery and American Academy of Pediatrics. He is also a member of the American Society of Pediatric Otolaryngology and Society for Ear, Nose & Throat Advances in Children.

Prior to establishing the Center for Pediatric ENT - Head and Neck Surgery in 1995, Dr. Spektor was on the faculty of the University of Connecticut Health Science Center, Hartford Hospital and Newington Children’s Hospital, now known as Connecticut Children’s Hospital. He has lectured and presented extensively in the field of pediatric otolaryngology, and has authored numerous peer-reviewed publications. Dr. Spektor has been a presenter as well as an invited speaker at local, national and international conferences. He continually conducts clinical research studies, which have produced significant advances in the field of otolaryngology and pediatric otolaryngology. During the past decade he has been selected as one of the nation’s top doctors by several independent rating agencies for many consecutive years. Dr. Spektor has served on advisory boards for several medical device and pharmaceutical companies and has been involved in significant advances in the field of otolaryngology and Pediatric Otolaryngology.

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

CORPORATE GOVERNANCE

The Board and Committees of the Board

The Company is governed by the Board, which currently consists of three members: Mr. Leo Ehrlich, Dr. Barry Schechter, and Dr. Zorik Spektor. The Board has established three committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Each of the Audit Committee, Compensation Committee and Nominating and Governance Committee is comprised entirely of independent directors. The Board has adopted written charters for each of its committees which are available on the Company’s website at http://www.ipharminc.com. Copies of the charters are available on the Company’s website. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc., 301 Edgewater Place - Suite 100, Wakefield, MA 01880. All directors are encouraged to attend meetings of stockholders, either in person or remotely, absent an unavoidable and irreconcilable conflict. Each director attended at least 75% of the aggregate number of Board meetings and the number of meetings held by all of the committees on which he served.

Audit Committee

The Audit Committee did not meet during fiscal year 2022. The Audit Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. No member of the Audit Committee qualifies as an “audit committee financial expert” as that term is defined by applicable SEC rules. The Company has not appointed an “audit committee financial expert” to the Audit Committee in light of the Company’s limited financial resources and the fees and expenses associated with finding and appointing an “audit committee financial expert,” and the relative simplicity of the Company’s financial statements.

Compensation Committee

The Compensation Committee held one meeting in fiscal 2022. The Compensation Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Nominating and Governance Committee

The Nominating and Governance Committee did not hold any meetings in fiscal 2022. Our Nominating and Governance Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.

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

Stockholder Nominations

The Nominating and Governance Committee does not have a specific policy with regard to the consideration of candidates recommended by stockholders; however, any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If a stockholder wants to submit a candidate for consideration to the Board, that stockholder may submit his or her proposal to our Corporate Secretary:

•	by sending a written request by mail to:
Innovation Pharmaceuticals Inc. 301 Edgewater Place - Suite 100 Wakefield, MA 01880 Attention: Corporate Secretary

•	by calling our Corporate Secretary, at (978) 921-4125.

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.ipharminc.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc, 301 Edgewater Place - Suite 100, Wakefield, MA 01880. During the fiscal year ended June 30, 2022, there were no waivers of our Code of Ethics.

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, executive officers and persons beneficially owning more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2022 and prior fiscal years, other than the following late reports, each of which was reported on Form 4s filed September 28, 2022: (i) a Form 4 due October 12, 2021 for each of Messrs. Ehrlich, Schechter and Spektor and Ms. Harness, relating to stock option grants previously reported by the Company, (ii) Forms 4 due September 10, 2020, October 6, 2020, and December 30, 2020 for Mr. Ehrlich, relating to the exercise of stock options to purchase shares of Class B common stock, and the related cancellation of shares of Class A common stock and withholding of Class B common stock to satisfy the exercise price and tax withholding obligations in connection with the exercise of such stock options, all previously reported by the Company, (iii) a Form 4 due February 25, 2020 for each of Messrs. Ehrlich, Schechter and Spektor, relating to stock awards and stock option grants previously reported by the Company, (iv) Forms 4 due September 6, 2017 and September 15, 2020 for Ms. Harness relating to shares withheld upon the vesting of restricted stock grants, and (v) Forms 4 due September 4, 2019 and September 15, 2020 for Ms. Harness relating to stock awards and stock option grants previously reported by the Company.

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

Name and Principal Position	Year	Salary		Bonus	Stock Awards(1)		Option Awards(1)	Total
Leo Ehrlich	2022	$515,850	(2)	$-		$-	$195,000	$710,850
Chief Executive and Financial Officer	2021	$515,850	(2)	$-		$-	$-	$515,850

Jane Harness	2022	$275,000		$150,000	$		$97,500	$522,501
Sr. Vice President, Clinical Sciences and Portfolio Management	2021	$275,000		$90,750		$12,847	$33,041	$411,638

_____________

(1)

Amounts shown reflect the total grant date fair value of restricted stock and option awards, determined in accordance with ASC 718, made during fiscal years 2021 and 2022. Amounts shown do not represent cash payments made to Ms. Harness, amounts realized or amounts that may be realized. Refer to Notes 14 to the accompanying financial statements for a discussion on the valuation of the restricted stock and option awards.

(2)	Includes $50,000 in director fees for Mr. Ehrlich’s service as a director of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)

Leo Ehrlich	500,000	—	$0.10	2/23/2030	—		—
	—	1,000,000	$0.24	10/10/2031	—		—

Jane Harness(2)	172,987	—	$1.37	9/1/2026	—		$—
	172,987	—	$0.71	9/1/2027	—		$—
	172,987	—	$0.40	9/1/2028	—		$—
	115,325	57,662	$0.13	9/1/2029	19,465	(3)	$584
	57,663	115,324	$0.22	9/11/2030	38,929	(4)	$1,168
	—	500,000	$0.24	10/10/2031	—		—

(1)	Market value is based on a stock price of $0.03, the closing price of the Company’s common stock on June 30, 2022, and the outstanding number of shares of restricted stock.

48

(2)

The remaining unvested stock options expiring in 2029 vest on September 1, 2022. The remaining unvested stock options expiring in 2030 vest in two equal annual installments on September 11, 2022 and 2023. The remaining unvested stock options expiring in 2031 vest on October 10, 2022.

(3)	The restricted stock award vests on September 1, 2022.

(4)	The restricted stock award vests in two equal annual installments on September 11, 2022 and 2023.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Mr. Ehrlich does not have a current employment agreement with the Company, and all of the stock options held by Mr. Ehrlich are fully vested. As previously disclosed, the Compensation Committee and Board approved a new employment agreement between the Company and Mr. Ehrlich on October 10, 2021. However, the parties never entered into the new employment agreement.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our independent directors for services rendered to us during the fiscal year ended June 30, 2022. Mr. Ehrlich’s compensation is also disclosed under “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Total
Schechter Barry	$50,000	$—	$195,000	$245,000
Spektor Zorik	$50,000	$—	$195,000	$245,000
Leo Ehrlich	$50,000	$—	$195,000	$245,000

Narrative to Director Compensation Table

Commencing with the first quarter of fiscal 2021, the Company increased the quarterly cash payment to $12,500 per quarter, which payments are made to all directors serving on the Company’s Board of Directors, rather than only the independent directors. Directors are reimbursed for out-of-pocket expenses incurred as a result of their participation on our Board and committees.

On October 10, 2021, the Compensation Committee approved the issuance of 1 million stock options to purchase shares of the Company’s common stock each to 2 independent directors of the Company, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $195,000, based on the closing bid price as quoted on the OTC on October 10, 2021 at $0.24 per share.

As of June 30, 2022, each of Dr. Schechter and Dr. Spektor held options to purchase 1,500,000 shares of the Company’s Class A common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of September 22, 2022, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. The address of each of the officers and directors set forth below is in care of Innovation Pharmaceuticals Inc., 301 Edgewater Place - Suite 100, Wakefield, MA 01880.

Name of Beneficial Owner	Shares Beneficially Owned(1)				% of
	Class A		Class B		Total Voting
	Shares	%	Shares	%	Power(2)
Stockholders
Kips Bay Select LP (3)	45,032,659	9.2	—	—	7.0
Officers and Directors
Leo Ehrlich(4)	4,760,758	1.0	15,641,463	100	24.9
Barry Schechter(5)	2,250,000	*	—	—
Zorik Spektor(5)	2,025,000	*	—	—
Jane Harness(6)	1,551,691	*	—	—
All current executive officers and directors as a group (4 persons)(7)	10,587,449	2.1	15,641,463	100	25.6

____________

*	Denotes less than 1%.

(1)

“Beneficial owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities or convertible debt convertible into common stock, that are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. For each stockholder, the calculation of percentage of beneficial ownership is based upon 488,225,673 shares of Class A common stock and 15,641,463 shares of Class B common stock outstanding as of September 22, 2022, and shares of common stock subject to options, warrants and/or conversion rights held by the stockholder that are currently exercisable or are exercisable within 60 days of September 22, 2022, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such options, warrants or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

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

(3)

Based on information contained in a Schedule 13G/A filed by Kips Bay Select LP with the SEC on July 5, 2022, representing shares of Class A common stock beneficially owned as of July 5, 2022. The address of Kips Bay Select LP is 350 Lincoln Rd., Miami, Florida 33139.

(4)

For Leo Ehrlich, includes (i) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (ii) 508,448 shares of Class A common stock into which a convertible loan and accrued interest in the amount of $254,224 may be converted at $0.50 per share, (iii) vested options to purchase 500,000 shares of Class A common stock granted to Mr. Ehrlich under the 2016 Equity Incentive Plan, (iv) 1,000,000 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 22, 2022, and (v) 15,641,463 shares of Class B common stock held directly by Mr. Ehrlich. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

51

(5)

For each of Messrs. Schechter and Spektor, includes 1,500,000 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 22, 2022.

(6)

For Jane Harness, includes 1,307,274 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 22, 2022 and 244,417 shares of Class A common stock, in each case that are currently exercisable or are exercisable within 60 days of September 22, 2022.

(7)	Includes 6,354,652 shares of Class A common stock, in each case that are currently exercisable or are exercisable within 60 days of September 22, 2022.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	90,000	$1.24	21,910,000
Equity compensation plans not approved by stockholders (2)	8,178,269	$0.24	6,946,848
Total	8,268,269	$0.25	28,856,548

__________________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Audit Committee’s charter requires it to approve or ratify certain transactions involving the Company and “related persons,” as defined under the relevant SEC rules. Any transaction with a related person, other than transactions available to all employees generally or involving aggregate amounts of less than $120,000, must be approved or ratified by the Audit Committee. The policy applies to all executive officers, directors and their family members and entities in which any of these individuals has a substantial ownership interest or control. None of such related persons has been involved in any transactions with us since the beginning of fiscal 2021 which are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. For information about transactions with related persons that were entered into before fiscal 2021, see Notes 11 and 12 in the accompanying notes to the financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2022 and 2021, and fees billed for other services provided by Pinnacle in the fiscal years ended June 30, 2022 and 2021. The Board of Directors has approved all of the following fees.

	2022	2021
Audit Fees	$79,000	$67,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$79,000	$67,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Pinnacle for our financial statements as of and for the year ended June 30, 2022.

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

Exhibit 10.21 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357).
10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania, Assigned by U.S. Court to the Company	Exhibit 10.22 to the Form 10-K for the year ended June 30, 2013 filed on September 30, 2013 (File No. 001-37357).
10.4	Exclusive License Agreement, dated July 18, 2019, between the Company and Alfasigma S.p.A.	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 22, 2019 (File No. 001-37357).
10.5	Series A Preferred Share Purchase Agreement, dated June 9, 2022, between BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.) and the Company	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 15, 2022 (File No. 001-37357).

10.6	Demand Unsecured Note between the Company and Leo Ehrlich dated August 25, 2010	Exhibit 10.27 to the Form 10-K for the year ended June 30, 2010 filed on March 8, 2011 (File No. 001-37357).
10.7*	Form of executive employment agreement	Exhibit 10.1 to the Form 10-Q of the Company for the quarterly period ended September 30, 2016 filed on November 9, 2016 (File No. 001-37357).
10.8*	Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 99-3 to the Current Report on Form 8-K/A of the Company filed on February 22, 2011 (File No. 001-37357).
10.9*	Form of Non-qualified Stock Option Agreement for the Innovation Pharmaceuticals Inc. 2010 Equity Incentive Plan	Exhibit 10.16 to the Form 10-K for the year ended June 30, 2017 filed on September 11, 2017 (File No. 001-37357).
10.10*	Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.11*	Amendments to the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan, as amended	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 14, 2021 (File No. 001-37357).

10.12*	Form of Incentive Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.13*	Form of Non-qualified Stock Option Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.14*	Form of Non-qualified Stock Option Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.5 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.15*	Form of Restricted Stock Award Agreement for Employees for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
10.16*	Form of Restricted Stock Award Agreement for Non-Employee Directors for the Innovation Pharmaceuticals Inc. 2016 Equity Incentive Plan	Exhibit 10.7 to the Current Report on Form 8-K of the Company filed on July 1, 2016 (File No. 001-37357).
21.1	Subsidiaries of Innovation Pharmaceuticals Inc.	Exhibit 21.1 to the Form 10-K for the year ended June 30, 2019 filed on September 30, 2019 (File No. 001-37357).
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Chief Executive Officer and Chief Financial Officer Certification required under Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith
32.1	Chief Executive Officer and Chief Financial Officer Certification required under Section 906 of the Sarbanes Oxley Act of 2002	Furnished herewith
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Cash Flows, (v) the Statements of Equity and (vi) related notes

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

____________

* Identifies a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovation Pharmaceuticals Inc.
(Registrant)

Date: September 28, 2022	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

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

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 28, 2022
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Barry Schechter	Director	September 28, 2022
Barry Schechter

/s/ Zorik Spektor	Director	September 28, 2022
Zorik Spektor

