Form 10-Q
period 2022-09-30
Innovation Pharmaceuticals Inc.
filed 2022-11-10
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	488,322,996
Common Stock Class B, $0.0001 par value	15,641,463

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Three Months Ended September 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND JUNE 30, 2022

(Unaudited)

(Rounded to nearest thousand except for shares data)

	September 30,	June 30,
	2022	2022
ASSETS
Current Assets:
Cash	$2,968,000	$3,807,000
Prepaid expenses and other current assets	122,000	145,000
Total Current Assets	3,090,000	3,952,000

Equity investment	3,947,000	3,978,000

Other Assets:
Patent costs - net	2,223,000	2,312,000
Deferred offering costs	-	59,000
Security deposit	78,000	78,000
Total Other Assets	2,301,000	2,449,000
Total Assets	$9,338,000	$10,379,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,917,000	$2,567,000
Accrued expenses - (including related party accruals of approx. $10,000 and $12,000, respectively)	90,000	92,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,576,000 and $1,563,000, respectively)	1,650,000	1,640,000
Operating lease - current liability	206,000	197,000
Convertible note payable - related party	244,000	250,000
Accrued dividend - Series B 5% convertible preferred stock	24,000	62,000
Total Current Liabilities	5,131,000	4,808,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 620 shares issued and outstanding at September 30, 2022 and June 30, 2022	786,000	786,000
Operating lease - long term liability	—	55,000
Total Liabilities	5,917,000	5,649,000

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $0.0001 par value, 600,000,000 shares authorized, 496,839,052 shares and 496,741,729 shares issued as of September 30, 2022 and June 30, 2022, respectively, 488,322,996 shares and 488,225,673 shares outstanding as of September 30, 2022 and June 30, 2022, respectively.	49,000	49,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, 18,000,000 shares issued as of September 30, 2022 and June 30, 2022, and 15,641,463 shares outstanding as of September 30, 2022 and June 30, 2022	2,000	2,000
Additional paid-in capital	129,209,000	129,090,000
Accumulated deficit	(123,585,000)	(122,157,000)
Treasury Stock, at cost (10,874,593 shares as of September 30, 2022 and June 30, 2022)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	3,421,000	4,730,000
Total Liabilities and Stockholders’ Equity	$9,338,000	$10,379,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2022	2021

Revenues	$—	$—

Operating expenses:
Research and development expenses	869,000	1,591,000
General and administrative expenses	291,000	185,000
Officers’ payroll and payroll tax expenses	118,000	119,000
Professional fees	104,000	128,000
Total operating expenses	1,382,000	2,023,000

Other Operating Income and (Loss)
Equity in loss from an investment	(31,000)	—
Total Other Operating Income and (Loss)	(31,000)	—

Loss from operations	(1,413,000)	(2,023,000)

Other expenses
Interest expense - debt	(7,000)	(33,000)
Interest expense-preferred stock	(8,000)	—
Total other expenses	(15,000)	(33,000)

Loss before provision for income taxes	(1,428,000)	(2,056,000)
Provision for income taxes	—	—
Net loss	$(1,428,000)	$(2,056,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	503,964,459	452,737,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three Months Ended September 30, 2021

	Common Stock A		Common Stock B		Additional		Treasury Stock		Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost	—	—	—	—	(179,000)	—	—	—	(179,000)
Restricted common stock award issued to employee for services at $0.132 to $0.398	—	—	—	—	3,000	—	—	—	3,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	8,000	—	—	—	8,000
Stock options issued to consultants for services at $0.14 to $0.384	—	—	—	—	29,000	—	—	—	29,000
Conversion of 3,036 shares of preferred stock into 18,939,080 shares of common stock	18,939,080	2,000	—	—	2,981,000	—	—	—	2,983,000
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(2,056,000)	—	—	(2,056,000)

Balance at September 30, 2021	437,096,222	$44,000	15,641,463	$2,000	$127,677,000	$(117,172,000)	10,874,593	$(2,254,000)	$8,297,000

For the Three Months Ended September 30, 2022

	Common Stock A		Common Stock B		Additional		Treasury Stock		Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance at June 30, 2022	488,225,673	$49,000	15,641,463	$2,000	$129,090,000	$(122,157,000)	10,874,593	$(2,254,000)	$4,730,000

Offering cost	—	—	—	—	(59,000)	—	—	—	(59,000)
Restricted common stock award issued to employee for services	97,323	—	—	—	1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—	28,000	—	—	—	28,000
Stock options issued to consultants for services	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to director for services	—	—	—	—	147,000	—	—	—	147,000
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,428,000)	—	—	(1,428,000)

Balance at September 30, 2022	488,322,996	$49,000	15,641,463	$2,000	$129,209,000	$(123,585,000)	10,874,593	$(2,254,000)	$3,421,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,428,000)	$(2,056,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	178,000	40,000
Amortization of patent costs	93,000	95,000
Equity in loss from an investment	31,000	—
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	23,000	324,000
Accounts payable	350,000	(224,000)
Accrued expenses	(2,000)	244,000
Accrued officers’ salaries and payroll taxes	10,000	(338,000)
Operating lease liability	(46,000)	(39,000)
Net cash used in operating activities	(791,000)	(1,954,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(4,000)	(17,000)
Net cash used in investing activities	(4,000)	(17,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants to purchase Series B-2 5% convertible preferred stock	—	2,983,000
Repayment of note payable to officer	(6,000)	—
Dividend paid to Preferred stockholders	(38,000)	—
Net cash provided by financing activities	(44,000)	2,983,000

NET DECREASE IN CASH	(839,000)	1,012,000
CASH, BEGINNING OF PERIOD	3,807,000	10,194,000
CASH, END OF PERIOD	$2,968,000	$11,206,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$15,000	$15,000
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2022, included in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

The Company is a clinical stage biopharmaceutical company. The Company’s common stock is quoted on the OTCQB, symbol “IPIX.”

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the three months ended September 30, 2022 and 2021.

Nature of Operations - Overview

We are in the business of developing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to use our business and scientific expertise to maximize the value of our pipeline which presently includes Brilacidin by advancing indications along the regulatory pathway as well as seeking additional health care-related investment opportunities with the aim of diversifying the Company’s assets. Ongoing activities include Brilacidin drug manufacturing, scientific report writing, and supportive research activities. The Company also acquired an interest in BT BeaMedical Technologies Ltd. (“BTL”) which formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform. Management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets. While no assurances are expressed or implied that any agreement will be consummated in the future, the Company is committed toward executing on opportunities at hand.

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

2. Liquidity, Going Concern and Management’s Plan

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended September 30, 2022, the Company had a net loss of $1.4 million and negative cash flow from operations of $0.8 million. As of September 30, 2022, the Company has negative working capital of $2.0 million. As of September 30, 2022, the Company’s cash amounted to $3.0 million and current liabilities amounted to $5.1 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the three months ended September 30, 2022 and 2021, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	September 30,
	2022	2021
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	488,322,996	437,096,222
Class B common stock	15,641,463	15,641,463
Total weighted average shares outstanding	503,964,459	452,737,685

Antidilutive securities not included:
Stock options	8,268,269	7,074,935
Stock options arising from convertible note payable and accrued interest	508,448	2,603,618
Restricted stock grants	58,392	58,392
Convertible preferred stock	36,000,000	—
Total	44,835,109	9,736,945

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of September 30, 2022 and 2021 (see Note 15. Equity Transactions).

Treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants and to satisfy the exercise price on vested stock options, is recorded at its acquisition cost and these shares are not considered outstanding.

Revenue Recognition

The Company follows the guidance of accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments.

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

4. Equity Investment

BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.)

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a company established under the laws of the State of Israel (“BTL”), pursuant to which the Company purchased 55,556 shares of BTL’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BTL’s issued and outstanding equity securities and approximately 41.6% of BTL’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BTL. The Company therefore recorded an equity investment on our September 30, 2022 condensed consolidated balance sheet.

The Company’s equity in losses in excess of its investment are accounted for under the equity method and consisted of the following as of September 30, 2022 and June 30, 2022 (rounded in nearest thousand):

	September 30,	June 30,
	2022	2022
BT BeaMedical Technologies Ltd.
Ownership Interest	35.7%	35.7%
Carrying Amount
Total contributions	$4,000,000	$4,000,000
Less: Share of the loss in investment in BTL	(53,000)	(22,000)
Equity losses in excess of investment	$3,947,000	$3,978,000

The Company invested approximately $4,000,000 in BTL in June, 2022. The cash balance in BTL at September 30, 2022 was approximately $3.7 million. During the three months ended September 30, 2022, BTL incurred a loss of approximately $86,000, and accordingly, the Company recorded its share of the loss in investment in BTL, in accordance with the provisions in the purchase agreement, of approximately $31,000 in the accompanying condensed consolidated statement of operations.

Summarized balance sheet information for the Company’s equity method investee BTL as of September 30, 2022 and June 30, 2022 is presented in the following table (rounded to nearest thousand):

	September 30,	June 30,
BT BeaMedical Technologies Ltd.	2022	2022
Assets
Cash	$3,690,000	$3,850,000
Other current assets	22,000	1,000
Total current assets	$3,712,000	$3,851,000
Long-term assets	164,000	—
Total assets	$3,876,000	$3,851,000

Liabilities and equity
Current liabilities	$216,000	$195,000
Long-term liabilities	90,000	—
Total liabilities	$306,000	$195.000
Equity	3,570,000	3,656,000
Total liabilities and equity	$3,876,000	$3,851,000

Summarized income statement information for the Company’s equity method investee BTL is presented in the following table for the period from June 9, 2022 (date of acquisition) to September 30, 2022 (rounded to nearest thousand):

	For the quarter ended September 30,	For the period from June 9, 2022 (date of acquisition) to June 30,
	2022	2022
Net sales and revenue	6,000	—
Research and development costs	47,000	7,000
Administrative expenses	63,000	55,000
Total operating expense	110,000	62,000
Loss from operations	(104,000)	(62,000)
Other income (expense)	18,000	(1,000)
Net loss	(86,000)	(63,000)

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	September 30, 2022	June 30, 2022
Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Brilacidin and other compounds	17	1,150,000	1,146,000
Total patents cost		5,376,000	5,372,000
Less: Accumulated amortization		(3,153,000)	(3,060,000)
Patents, net		$2,223,000	$2,312,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended September 30, 2022 and 2021 was approximately $93,000 and $95,000, respectively. The Company wrote off the patent costs relating to Kevetrin of approximately $141,000 during the fourth quarter of 2022 due to discontinuation of its Kevetrin program.

At September 30, 2022, the future amortization period for all patents was approximately 3 years to 16.75 years. Future estimated amortization expenses are approximately $279,000 for the year ending June 30, 2023, $372,000 for each year from 2024 to 2025, $362,000 for the year ending June 30, 2026, $360,000 for the year ending June 30, 2027 and a total of $478,000 for the year ending June 30, 2028 and thereafter.

6. Accrued Expenses - Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2022	June 30, 2022

Accrued research and development consulting fees	$80,000	$80,000
Accrued rent - related parties (Note 11. Related Party Transactions)	8,000	8,000
Accrued interest - related parties (Note 12. Convertible Note Payable - Related Party)	2,000	4,000

Total	$90,000	$92,000

7. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2022	June 30, 2022

Accrued salaries - related parties	$1,505,000	$1,492,000
Accrued payroll taxes - related parties	71,000	71,000
Withholding tax - payroll	74,000	77,000

Total	$1,650,000	$1,640,000

8. Exclusive License Agreement and Patent Assignment Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. The Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019 and the Company did not receive any further payment during the three months ended September 30, 2022 and 2021.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statements of operations)	$10,000
Variable lease cost	3,000
$13,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2022	$59,000
Weighted average remaining lease term - operating leases (in years)	1.25
Average discount rate - operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2022
Operating leases
Short-term operating lease liabilities	$206,000
Long-term operating lease liabilities	—

Total operating lease liabilities	$206,000

The following table provides maturities of the Company’s lease liabilities at September 30, 2022 as follows:

Operating Leases
Fiscal Year Ending June 30,
2023	$167,000
2024 (remaining 3 months)	57,000
Total lease payments	224,000
Less: Imputed interest/present value discount	(18,000)
Present value of lease liabilities	$206,000

Operating lease cost for the three months ended September 30, 2022 and September 30, 2021 was approximately $13,000 and $20,000, respectively.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $0.9 million to contract research organizations as of September 30, 2022. Expenses are recognized when services are performed by the contract research organizations.

Contingent Liability - Disputed Invoices

The Company accrued payroll to Dr. Krishna Menon, ex-President of Research of approximately $1,443,000 for his past services with the Company, and this amount was included in accrued salaries and payroll taxes (see Note 7. Accrued Salaries and Payroll Taxes). As described in Note 11. Related Party Transactions, the Company has a payable to Kard Scientific, Inc. (“KARD”) of approximately $1,486,000 for its research and development expenses and this amount was included in accounts payable. KARD is a company owned by Dr. Menon. Dr. Menon’s employment was terminated with the Company on September 18, 2018, and Dr. Menon resigned from the Company’s Board of Directors on December 11, 2018. Dr. Menon, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

As of September 30, 2022 and June 30, 2022, all of the above disputed invoices were reflected as current liabilities.

11. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD to conduct research study. At September 30, 2022 and June 30, 2022, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, the Company’s ex-principal shareholder and Director, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

Since September 1, 2013, the Company no longer leases space from KARD. As of September 30, 2022 and June 30, 2022, rent payables to KARD of approximately $8,000, were included in accrued expenses.

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

During the quarter ended September 30, 2022 and for year ended June 30, 2022, the Company repaid the principal of $6,000 and $1,033,000, respectively to Mr. Ehrlich. As of September 30, 2022 and June 30, 2022, the principal balance of this convertible note payable to Mr. Ehrlich was approximately $244,000 and $250,000, respectively.

As of September 30, 2022 and June 30, 2022, the balance of accrued interest payable was $2,000 and $4,000, respectively (see Note 6. Accrued Expenses - Related Parties and Other).

As of September 30, 2022 and June 30, 2022, the total outstanding balances of principal and interest were approximately $246,000 and $254,000, respectively.

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

As of June 30, 2022, the Company obtained the approval of the forgiveness of the above mentioned two loans, and the Company recorded the total loan forgiveness of $172,000 under other income.

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

Stock Options

The fair value of options granted for the three months ended September 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table.

	Three months Ended September 30,
	2022	2021
Expected term (in years)	—	5
Expected stock price volatility	—	89.51%
Risk-free interest rate	—	0.69% to 0.89%
Expected dividend yield	—	—

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months ended September 30, 2022 and 2021 are as follows (rounded to nearest thousand):

	Three months ended September 30,
	2022	2021

Research and development expenses	$31,000	$40,000
General and administrative expenses	147,000	—
Total stock-based compensation expense	$178,000	$40,000

During the three months ended September 30, 2022 and 2021

Directors and Employee

On October 10, 2021, the Compensation Committee approved the issuance of 1 million stock options to purchase shares of the Company’s common stock each to 2 independent directors of the Company, and 1 million stock options to purchase shares of Company’s common stock to Mr. Ehrlich, the CEO, which are exercisable for 10 years at $0.24 per share of common stock. These 3 million stock options with 1 year vesting period were valued at approximately $585,000. During the three months ended September 30, 2022, the Company recorded approximately $147,000 of stock-based compensation costs. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On October 10, 2021, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 500,000 options to purchase common stock, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $98,000. During the three months ended September 30, 2022, the Company recorded approximately $24,000 of related stock-based compensation. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On September 11, 2020, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the three months ended September 30, 2022, the Company recorded approximately $4,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $3,000 of stock option expense and $1,000 of stock awards. During the three months ended September 30, 2021, the Company recorded approximately $4,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $3,000 of stock option expense and $1,000 of stock awards.

On September 1, 2019, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with a 3 year vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the three months ended September 30, 2022, the Company recorded approximately $1,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $1,000 of stock option expense. During the three months ended September 30, 2021, the Company recorded approximately $3,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $2,000 of stock option expense and $1,000 of stock awards.

On September 1, 2018, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the three months ended September 30, 2022, the Company recorded no stock-based compensation expense in connection with the foregoing equity awards. During the three months ended September 30, 2021, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards.

Consultants

On January 1, 2022, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.044 per share and vest 33 1/3% on January 1, 2022, 33 1/3% on July 1, 2022 and 33 1/3% on January 1, 2023. The value of these options was approximately $3,000. During the three months ended September 30, 2022, the Company recorded approximately $1,000 of related stock-based compensation. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 30, 2021, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these options was approximately $19,000. During the three months ended September 30, 2022 and 2021, the Company recorded approximately $1,000 and $8,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 1, 2021, the Company agreed to issue stock options to purchase 225,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these options was approximately $33,000. During the three months ended September 30, 2022 and 2021, the Company recorded $0 and approximately $16,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On February 10, 2021, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the three months ended September 30, 2022 and 2021, the Company recorded $0 and approximately $4,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 23, 2020, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the three months ended September 30, 2022 and 2021, the Company recorded $0 and approximately $1,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

Exercise of options

There was no exercise of options to purchase Class B common stock during the three months ended September 30, 2022 and September 30, 2021.

Forfeiture of options

There was forfeiture of 30,000 options and 2,245,000 options to purchase Class A common stock during the three months ended September 30, 2022 and the year ended June 30, 2022, respectively, relating to the expiry of options of an officer and consultants.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923

Granted	3,900,000	$0.24	8.75	—
Exercised	(166,666)	$0.14	—	—
Forfeited/expired	(2,245,000)	$0.54	—	—
Outstanding at June 30, 2022	8,268,269	$0.25	6.91	$—

Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited/expired	(30,000)	$0.71	—	—
Outstanding at September 30, 2022	8,238,269	$0.25	6.68	$—
Exercisable at September 30, 2022	4,655,607	$0.25	4.91	$—
Unvested stock options at September 30, 2022	3,582,662	$0.24	8.98	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2021	116,786	$0.22

Total shares granted	—	$—
Total shares vested	(58,394)	$0.25
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2022	58,392	$0.19

Total shares granted	—	$—
Total shares vested	(38,929)	$0.18
Total shares forfeited	—	$—
Total unvested shares outstanding at September 30, 2022	19,463	$0.22

Scheduled vesting for outstanding restricted stock awards at September 30, 2022 is as follows:

	Year Ending June 30,
	2023	2024	Total

Scheduled vesting	—	19,463	19,463

As of September 30, 2022, there was approximately $4,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $4,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 0.95 years.

15. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Stock Purchase Agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Purchase Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Purchase Agreement. The amortized amount of approximately $0.6 million and $0.2 million was recorded to additional paid-in capital for the three months ended September, 2022 and 2021. All deferred offering costs were fully amortized on July 31, 2022 (date of expiration of the agreement).

During the period from July 1, 2022 to July 31, 2022 (date of expiration of the agreement), the Company did not sell any shares to Aspire Capital. During the period from July 31, 2020 to June 30, 2022, the Company generated proceeds of approximately $4.6 million under the 2020 Purchase Agreement with Aspire Capital from the sale of approximately 22.5 million shares of its common stock.

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

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock and the total dividends accrued of approximately $8,000 and $0 were treated as interest during the quarter ended September 30, 2022 and 2021, respectively, in the Condensed Consolidated Statements of Operations. The change in fair value of the total Series B-2 preferred stock were $0 during the quarter ended September 30, 2022 and 2021 in the Condensed consolidated Statements of Operations.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the quarter ended September 30, 2022, there was no exercise of warrants because all warrants were exercised since November 4, 2021.

During the quarter ended September 30, 2021, the Company issued 3,036 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $3.0 million, upon exercise of 3,036 Series 1 warrants issued by the Company. With regard to the exercise of these 3,036 warrants, the Company recorded gross proceeds of approximately $3.0 million to the preferred stock liability. As of September 30, 2022 and June 30, 2022, there was no warrant outstanding.

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the quarter ended September 30, 2022, there was no conversion of 2020 Series B-2 5% convertible preferred stock to common stock.

During the quarter ended September 30, 2021, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 3,036 shares of Series B-2 preferred stock into a total of approximately 18,939,080 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $3.0 million as Additional paid-in capital at par value. The Company reversed the amount of approximately $3.0 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

As of September 30, 2022 and June 30, 2022, Series B-2 5% convertible preferred stock liability was approximately $0.8 million.

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

There were 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, purchased at a total cumulative cost of approximately $2.3 million as of September 30, 2022 and June 30, 2022.

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

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities and preferred liability. At September 30, 2022 and 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the quarter ended September 30, 2022 and for the year ended June 30, 2022:

FY 2022
Balance, June 30, 2021	$—
Exercise of Series 1 and 2 warrants	4,983,000
Conversion of Series B-2 preferred stock to common stock	(4,374,000)
Change in fair value of Series B-2 preferred stock (1)	177,000
Balance, June 30, 2022	$786,000

Change in fair value of Series B-2 preferred stock (1)	—
Balance, September 30, 2022	$786,000

(1)	Change in fair value of preferred stock is reported in interest expense-preferred stock.
(2)

The 5% accrued dividend is reported in interest expense-preferred stock in the condensed consolidated statements of operation and the remaining accrued dividends of $24,000 and $62,000 was included under current liability as of September 30, 2022 and June 30, 2022, respectively.

17. Subsequent Events

The Company has evaluated events subsequent to September 30, 2021 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended June 30, 2022. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the condensed consolidated financial statements in Item 1 of this Part I. As a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

Management’s Plan of Operation

OVERVIEW OF OUR BUSINESS

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with anti-infective, oncology, anti-inflammatory and dermatology applications. The Company’s lead drug candidate Brilacidin is in a class of compounds called defensin-mimetics, small compounds that mimic the structure and function of defensins, also known as host defense peptides. The Company’s efforts are primarily focused on advancement of Brilacidin in Oral Mucositis and in infectious diseases. Ongoing activities include Brilacidin drug manufacturing, scientific report writing, and supportive research activities. The Company also acquired an interest in BT BeaMedical Technologies Ltd. (“BTL”), which is formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform. Management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets, although there can be no assurances that any agreement will be consummated in the future.

Recent Developments

As of the date of this filing, Brilacidin is being studied by independent researchers funded by US Government grants, as a potential broad-spectrum antiviral therapeutic for the treatment of viruses. Additionally, the antifungal properties of Brilacidin are being studied by several academic groups. We anticipate these studies to continue as long as researchers remain positive about the antiviral and antifungal properties and therapeutic potential of Brilacidin and government funding is available.

On June 15, 2022, the Company announced acquiring a stake in BT BeaMedical Technologies Ltd. (“BTL”), which is formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform for treating previously inoperable cases of epilepsy and for enabling new treatment options for cancer cases in multiple key specialties.

On October 4, 2022, the Company announced publication of a scientific article on the antifungal activity of Brilacidin. In pre-clinical studies, Brilacidin was shown to synergize with marketed antifungals against pathogenic species of aspergillosis, candidiasis, cryptococcosis and mucormycosis, and further exhibited potent stand-alone efficacy against Cryptococcus neoformans.

On October 26, 2022, information was provided to shareholders on new MRI-guided laser technology being introduced in the United Kingdom to treat epilepsy that is relevant to the Company’s investment in BTL. In contrast to conventional neurosurgery, novel fiber optic laser therapies for treatment of epilepsy have the potential to enable more accurate targeting of the brain, reducing care complications and recovery times.

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

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed. In late September 2022, Alfasigma notified the Company that a revised clinical development plan for UP/UPS, incorporating regulatory authority feedback, is being enacted. Alteration to treatment duration requires further preclinical research, and the Company has been advised by Alfasigma that a Phase 2 multinational clinical trial conduct is estimated to start in 2H2023. Brilacidin drug substance is manufactured under direction of the Company as part of the licensing agreement with Alfasigma. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS. There can be no assurance that Alfasigma will meet their estimated timeline.

The Company and Fox Chase Chemical Diversity Center, Inc. (“FCCDC”) have a collaborative research agreement related to an antifungal drug discovery program.  In exchange for a six percent fee tied to all potential future proceeds, the Company granted FCCDC all discovery, intellectual property and commercialization rights related to its share of this joint antifungal drug program which is for a compound other than Brilacidin.

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

Set forth below is an overview of our most recent research and development efforts on Brilacidin through the date of this Quarterly Report on Form 10-Q:

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

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study - A Phase 2a trial has previously been completed by the Company, comprised of three sequential cohorts, with progressive dose escalation by cohort: cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed, and Alfasigma notified the Company in late September 2022 that a Phase 2 multinational clinical trial is estimated to start in 2H2023. There can be no assurance that Alfasigma will meet their estimated timeline.

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

An optimized oral rinse formulation has been developed, and ongoing stability testing is anticipated to be completed by January, 2023. Further advancement in the indication of oral mucositis requires additional drug formulation/analytical work, followed by clinical trial supply manufacturing prior to progressing to Phase 3 clinical trials. Given the low price per share of our common stock and the many multiple million dollar costs associated with a Phase 3 program, at this time clinical trial supply manufacturing and Phase 3 clinical trial conduct are delayed, with such activities pending securing sufficient working capital and/or partnership.

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

Antifungal - Recent data generated from independent researchers suggest Brilacidin has potential to be developed as a novel antifungal agent. Brilacidin converted caspofungin from a fungistatic into a fungicidal drug, enabling it to overcome both drug resistance and biofilm formation. Brilacidin exerted, to a lesser degree, synergistic effects with voriconazole in A. fumigatus. Further in vitro testing showed Brilacidin synergized with caspofungin in C. albicans, C. auris and C. neoformans. In an A. fumigatus immunosuppressed mouse model in invasive pulmonary aspergillosis, Brilacidin plus caspofungin cleared infection in the lungs by almost 95 percent, compared to ~50 percent when each compound was administered individually. Brilacidin also showed in vitro an additive inhibitory effect when combined with posaconazole in several species of Mucorales, the main etiological agents of mucormycosis, commonly referred to as black fungus. Brilacidin further showed potent in vitro stand-alone efficacy in C. neoformans, a major driver of illness in people living with HIV/AIDS.

Expenditures on Brilacidin were $0.6 million and $1.3 million during the quarters ended September 30, 2022 and 2021, respectively.

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

Management’s Plan of Operation

The Company historically devoted most of its efforts and resources on drug development, regulatory matters, and clinical trials. Presently, the Company does not have sufficient financial resources to advance our drug candidates meaningfully. Contingent upon sufficient funding, we anticipate that our efforts would primarily focus on advancement of our drug candidate Brilacidin for decreasing the incidence of severe oral mucositis as a complication of chemoradiation in Oral Mucositis. The antiviral and antifungal properties of Brilacidin also present potential clinical development opportunities going forward should sufficient funding be obtained via grants and/or pharmaceutical company partnerships. In general, we expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

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

The Company is monitoring BTL’s progress in advancing its novel laser-based thermal ablation technology platform targeting epilepsy and oncology procedures. BTL will use the FDA 510(k) pathway to achieve its goal of marketing approval in the United States. BTL recently received certification of ISO13485 for their new facility. ISO 13485 is the medical industry's medical device standard, which is designed to ensure that all medical devices meet the proper regulatory compliance laws and customer needs.

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

Recently Issued Accounting Pronouncements

See Note 3. Significant Accounting Policies and Recent Accounting Pronouncements to the condensed consolidated financial statements, for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. Contingent upon sufficient funding, we expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $2.1 million for the next 12 months, including approximately $0.9 million for development activities, supportive research, and drug manufacturing. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise capital from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended September 30, 2022 and 2021

Revenue

We generated no revenue and incurred operating expenses of approximately $1.4 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Clinical studies and development research	$633,000	$1,338,000	(705,000)	(53)%
Employees payroll and payroll tax expenses related to R&D Department	112,000	141,000	(29,000)	(21)%
Stock-based compensation - employee	29,000	11,000	18,000	164%
Stock-based compensation - consultants	2,000	29,000	(27,000)	(93)%
Depreciation and amortization expenses	93,000	72,000	21,000	29%
Total	$869,000	$1,591,000	(722,000)	(45)%

Research and development expenses for proprietary programs decreased during the three months ended September 30, 2022 compared with the three months ended September 30, 2021, primarily due to less spending on our Brilacidin program for the three months ended September 30, 2022.

Employees payroll and payroll tax expenses decreased during the three months ended September 30, 2022 compared with the three months ended September 30, 2021, due to more payroll made to an employee during the three months ended September 30, 2021.

Stock-based compensation for employees increased during the three months ended September 30, 2022 due to one new issuance of 500,000 stock options to purchase shares of Company’s common stock to the Company’s Senior Vice President, Clinical Sciences and Portfolio Management in October, 2021, therefore, more stock-based compensation - employee was incurred during the three months ended September 30, 2022 compared with the three months ended September 30, 2021.

Stock-based compensation - consultants decreased during the three months ended September 30, 2022 due to less options being issued to consultants during the three months ended September 30, 2022 compared with the three months ended September 30, 2021.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Insurance, health and working compensation expense	$68,000	$72,000	(4,000)	(6)%
Directors’ fees	38,000	38,000	—	—
Rent and utility expense	13,000	21,000	(8,000)	(38)%
Stock-based compensation – Officers & Directors	147,000	—	147,000	—
Business development expense	—	25,000	(25,000)	(100)%
Other G&A	25,000	29,000	(4,000)	(14)%
Total	$291,000	$185,000	106,000	57%

General and administrative expenses increased during the three months ended September 30, 2022, primarily due to the increase in stock-based compensation – Officers & Directors of $147,000 and offset by the decrease in business development expense of $25,000 due to less business development consultants’ fees and business events during the three months ended September 30, 2022.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$ %

Officers’ payroll and payroll tax expenses	$118,000	$119,000	(1,000)	(1)%

There was a slight decrease in officers’ payroll and payroll tax expenses for the Company during the three months ended September 30, 2022, due to the decrease in payroll taxes.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$ %

Audit, legal and professional fees	$104,000	$128,000	(24,000)	(19)%

Professional fees decreased during the three months ended September 30, 2022 primarily related to decrease in legal fees and other professional fees in 2022.

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the Three months ended		Change
	September 30,		2022 vs. 2021
	2022	2021	$	%

Interest expense - debt	(7,000)	(33,000)	(26,000)	(79)%
Interest expense-preferred stock	(8,000)	—	8,000	—%
Other Income (Expense), net	$(15,000)	$(33,000)	$(18,000)	(55)%

There was a decrease in interest expenses paid on the note payable - related party, because of the decrease in the note payable balance due to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 12. Convertible Note Payable - Related Party of the Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $1.4 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, because of the above-mentioned factors.

Liquidity, Going Concern and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of September 30, 2022, we had approximately $3.0 million in cash compared to $3.8 million of cash as of June 30, 2022, and as of the date of this filing, we have approximately $2.2 million in cash. Contingent upon sufficient funding, we currently anticipate that future budget expenditures will be approximately $2.1 million for the next 12 months, including approximately $0.9 million for development activities, supportive research, and drug manufacturing.

This assessment is based on current estimates and assumptions regarding our clinical development programs and business needs. Actual working capital requirements could differ materially from this above working capital projection.

Our ability to successfully raise sufficient funds through the sale of equity securities, when needed, is subject to many risks and uncertainties and even if we are successful, future equity issuances would result in dilution to our existing stockholders. Our risk factors are described under the heading “Risk Factors” in Part I, Item 1A and elsewhere in our Annual Report on Form 10-K.

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

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $2.0 million and have incurred losses since inception of $123.6 million. We expect to incur further losses in the development of our business and have been dependent on raising capital to fund operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Shelf Registration Statement - Current Status

The Company does not satisfy the conditions for use of Form S-3 for primary offerings of securities, and as a result, the Company generally may only utilize Form S-1 to register the sale of its securities. Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended September 30, 2022 and 2021 (rounded to nearest thousand):

	Three Months ended		Change
	September 30,		Increase/
	2022	2021	(Decrease)
			%
Net cash used in operating activities	$(791,000)	$(1,954,000)	(60)%
Net cash used in investing activities	(4,000)	(17,000)	(76)%
Net cash provided by (used in) financing activities	(44,000)	2,983,000	(101)%
Net increase (decrease) in cash	$(839,000)	$1,012,000	(183)%

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2022 and 2021 was $0.8 million and $2.0 million, a decrease of $1.2 million. For the quarter ended September 30, 2022 operating cash flows reflect our net loss of $1.4 million, noncash charges (stock-based compensation expense and amortization expense) of $0.3 million and a net increase from changes in our working capital accounts of approximately $0.3 million.

Increases in operating cash flows caused by working capital changes include a decrease in other assets of $23,000 and net increase in accounts payable and accrued expenses of $0.4 million, offset by a decrease in operating lease liability of $46,000.

Investing activities

Net cash used in our investing activities for the three months ended September 30, 2022, as compared to net cash used in our investing activities in 2021, decreased by approximately $13,000. The decrease was due primarily to a decrease in patent costs.

Financing activities

Net cash used in financing activities for the three months ended September 30, 2022, as compared to net cash provided by our financing activities in 2021, decreased by approximately $3.0 million. The decrease was due primarily to decreases in proceeds from exercise of warrants to purchase Series B Preferred stock.

During the three months ended September 30, 2022, the Company did not raise any funds and repaid a note payable of $6,000 and paid dividends on preferred stock of $38,000.

During the three months ended September 30, 2021, the Company raised $3.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $2.1 million for the next 12 months, including approximately $0.9 million for development activities, supportive research, and drug manufacturing. The Company has limited experience with pharmaceutical product development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

As of September 30, 2022, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10. Commitments and Contingencies in the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2022.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: November 10, 2022	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

