Form 10-Q
period 2022-12-31
Innovation Pharmaceuticals Inc.
filed 2023-02-15
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 15, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	488,322,996
Common Stock Class B, $0.0001 par value	4,333,936

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended December 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND JUNE 30, 2022

(Unaudited)

(Rounded to nearest thousand except for shares data)

	December 31,	June 30,
	2022	2022
ASSETS
Current Assets:
Cash	$2,423,000	$3,807,000
Prepaid expenses and other current assets	101,000	145,000
Total Current Assets	2,524,000	3,952,000

Equity investment	3,933,000	3,978,000

Other Assets:
Patent costs - net	2,156,000	2,312,000
Deferred offering costs	—	59,000
Security deposit	78,000	78,000
Total Other Assets	2,234,000	2,449,000
Total Assets	$8,691,000	$10,379,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,696,000	$2,567,000
Accrued expenses - (including related party accruals of approx. $15,000 and $12,000, respectively)	65,000	92,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,588,000 and $1,563,000, respectively)	1,661,000	1,640,000
Operating lease - current liability	158,000	197,000
Convertible note payable - related party	235,000	250,000
Accrued dividend - Series B 5% convertible preferred stock	9,000	62,000
Total Current Liabilities	4,824,000	4,808,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 620 shares issued and outstanding at December 31, 2022 and June 30, 2022	786,000	786,000
Operating lease - long term liability	—	55,000
Total Liabilities	5,610,000	5,649,000

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $0.0001 par value, 600,000,000 shares authorized, 496,839,052 shares and 496,741,729 shares issued as of December 31, 2022 and June 30, 2022, respectively, 488,322,996 shares and 488,225,673 shares outstanding as of December 31, 2022 and June 30, 2022, respectively.	49,000	49,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, 6,692,473 shares and 18,000,000 shares issued as of December 31, 2022 and June 30, 2022, and 4,333,936 shares and 15,641,463 shares outstanding as of December 31, 2022 and June 30, 2022, respectively	1,000	2,000
Additional paid-in capital	129,231,000	129,090,000
Accumulated deficit	(123,946,000)	(122,157,000)
Treasury Stock, at cost (10,874,593 shares as of December 31, 2022 and June 30, 2022)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	3,081,000	4,730,000
Total Liabilities and Stockholders’ Equity	$8,691,000	$10,379,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development expenses	(33,000)	1,593,000	836,000	3,184,000
General and administrative expenses	191,000	266,000	482,000	451,000
Officers’ payroll and payroll tax expenses	118,000	63,000	236,000	182,000
Professional fees	57,000	92,000	161,000	220,000

Total operating expenses	333,000	2,014,000	1,715,000	4,037,000

Other Operating Income and (Loss)
Equity in loss from an investment	(14,000)	—	(45,000)	—
Total Other Operating Income and (Loss)	(14,000)	—	(45,000)	—

Loss from operations	(347,000)	(2,014,000)	(1,760,000)	(4,037,000)

Other income (expense)
Other income	—	172,000	—	172,000
Interest expense – debt	(5,000)	(17,000)	(12,000)	(50,000)
Interest expense - preferred stock liability	(9,000)	(14,000)	(17,000)	(14,000)
Other expense, net	(14,000)	141,000	(29,000)	108,000

Loss before provision for income taxes	(361,000)	(1,873,000)	(1,789,000)	(3,929,000)
Provision for income taxes	—	—	—	—

Net loss	$(361,000)	$(1,873,000)	$(1,789,000)	$(3,929,000)

Basic and diluted loss per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of common shares	503,841,551	457,008,040	503,864,393	451,890,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three and Six Months Ended December 31, 2021

	Common Stock A		Common Stock B		Additional		Treasury Stock		Total
		Par Value		Par Value	Paid-in	Accumulated			Stockholders’
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost	—	—	—	—	(179,000)	—	—	—	(179,000)
Restricted stock awards of common stock issued to employee for services at $0.132 to $0.398	—	—	—	—	3,000	—	—	—	3,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	8,000	—	—	—	8,000
Stock options issued to consultants for services at $0.14 to $0.384	—	—	—	—	29,000	—	—	—	29,000
Conversion of 3,036 shares of preferred stock into 18,939,080 shares of common stock	18,939,080	2,000	—	—	2,981,000	—	—	—	2,983,000
Net loss for the three months ended –September 30, 2021	—	—	—	—	—	(2,056,000)	—	—	(2,056,000)

Balance at September 30, 2021	437,096,222	$44,000	15,641,463	$2,000	$127,677,000	$(117,172,000)	10,874,593	$(2,254,000)	$8,297,000

Offering cost	—	—	—	—	(180,000)	—	—	—	(180,000)
Restricted stock awards of common stock issued to employee for services at $0.132 to $0.398	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to employee for services at $0.132 to $0.398	—	—	—	—	27,000	—	—	—	27,000
Stock options issued to consultants for services at $0.14 to $0.384	—	—	—	—	12,000	—	—	—	12,000
Stock options issued to director for services at $0.24	—	—	—	—	111,000	—	—	—	111,000
Conversion of 536 shares of preferred stock into 7,854,545 shares of common stock	7,854,545	1,000	—	—	525,000	—	—	—	526,000
Shares of common stock issued for exercise of options	166,666	—	—	—	23,000	—	—	—	23,000
Net loss for the three months ended December 31, 2021	—	—	—	—	—	(1,873,000)	—	—	(1,873,000)

Balance at December 31, 2021	445,117,433	$45,000	15,641,463	$2,000	$128,197,000	$(119,045,000)	10,874,593	$(2,254,000)	$6,945,000

For the Three and Six Months Ended December 31, 2022

	Common Stock A		Common Stock B		Additional		Treasury Stock		Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance at June 30, 2022	488,225,673	$49,000	15,641,463	$2,000	$129,090,000	$(122,157,000)	10,874,593	$(2,254,000)	$4,730,000

Offering cost	—	—	—	—	(59,000)	—	—	—	(59,000)
Restricted common stock award issued to employee for services	97,323	—	—	—	1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—	28,000	—	—	—	28,000
Stock options issued to consultants for services	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to director for services	—	—	—	—	147,000	—	—	—	147,000
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,428,000)	—	—	(1,428,000)

Balance at September 30, 2022	488,322,996	$49,000	15,641,463	$2,000	$129,209,000	$(123,585,000)	10,874,593	$(2,254,000)	$3,421,000

Surrender of Shares by a Stockholder	—	—	(11,307,527)	(1,000)	1,000	—	—	—	—
Restricted common stock award issued to employee for services	—	—	—	—	1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—	5,000	—	—	—	5,000
Stock options issued to consultants for services	—	—	—	—	1,000	—	—	—	1,000
Stock options issued to director for services	—	—	—	—	14,000	—	—	—	14,000
Net loss for the three months ended December 31, 2022	—	—	—	—	—	(361,000)	—	—	(361,000)

Balance at December 31, 2022	488,322,996	$49,000	4,333,936	$1,000	$129,231,000	$(123,946,000)	10,874,593	$(2,254,000)	$3,081,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,789,000)	$(3,929,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	199,000	192,000
Amortization of patent costs	187,000	191,000
Gain on forgiveness of loans payable	—	(172,000)
Equity in loss from an investment	45,000	—
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	44,000	453,000
Accounts payable	129,000	(265,000)
Accrued expenses	(27,000)	(226,000)
Accrued officers’ salaries and payroll taxes	21,000	(380,000)
Accrued dividend	17,000	14,000
Operating lease liability	(94,000)	(79,000)
Net cash used in operating activities	(1,268,000)	(4,201,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(31,000)	(44,000)
Net cash used in investing activities	(31,000)	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants to purchase Series B-2 5% convertible preferred stock	—	4,983,000
Proceeds from exercise of options	—	23,000
Repayment of note payable to officer	(15,000)	(1,033,000)
Dividend paid to Preferred stockholders	(70,000)	—
Net cash provided by (used in) financing activities	(85,000)	3,973,000

NET DECREASE IN CASH	(1,384,000)	(272,000)
CASH, BEGINNING OF PERIOD	3,807,000	10,194,000
CASH, END OF PERIOD	$2,423,000	$9,922,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$29,000	$29,000
Cash paid for tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY
Surrender of Common Stock Class B by a Stockholder	$1,000	$—
Conversion of preferred stock to common stock	$—	$3,509,000
Deferred offering costs	$59,000	$359,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the six months ended December 31, 2022 and 2021.

Nature of Operations - Overview

We are in the business of developing or licensing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to maximize the value of our drug compound Brilacidin by advancing indications along the regulatory pathway as well as seeking additional health care-related investment opportunities with the aim of diversifying the Company’s assets. Ongoing activities include Brilacidin drug manufacturing, scientific report writing, and supportive research activities. The Company also acquired a non-controlling interest in BT BeaMedical Technologies Ltd. (“BTL”) which formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform. Management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets. While no assurances are expressed or implied that any agreement will be consummated in the future, the Company is committed toward executing on opportunities at hand.

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

2. Liquidity, Going Concern and Management’s Plan

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended December 31, 2022, the Company had a net loss of $1.8 million and negative cash flow from operations of $1.3 million. As of December 31, 2022, the Company has negative working capital of $2.3 million. As of December 31, 2022, the Company’s cash amounted to $2.4 million and current liabilities amounted to $4.8 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the six months ended December 31, 2022 and 2021, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	December 31,
	2022	2021
Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Class A common stock	488,284,384	436,249,011
Class B common stock	15,580,009	15,641,463
Total weighted average shares outstanding	503,864,393	451,890,474

Antidilutive securities not included:
Stock options	8,208,269	9,878,269
Stock options arising from convertible note payable and accrued interest	474,398	542,212
Restricted stock grants	19,463	58,392
Convertible preferred stock	36,000,000	9,000,000
Total	44,702,130	19,478,873

Treasury Stock

The Company accounts for treasury stock using the cost method. The 10,874,593 treasury shares include  8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of as of December 31, 2022 and June 30, 2022 (see Note 15. Equity Transactions).

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

4. Equity Investment

BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.)

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a company established under the laws of the State of Israel (“BTL”), pursuant to which the Company purchased 55,556 shares of BTL’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BTL’s issued and outstanding equity securities and approximately 41.6% of BTL’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BTL. The Company therefore recorded an equity investment on our December 31, 2022 condensed consolidated balance sheet.

The Company’s equity in losses in excess of its investment are accounted for under the equity method and consisted of the following as of December 31, 2022 and June 30, 2022 (rounded in nearest thousand):

	December 31,	June 30,
	2022	2022
BT BeaMedical Technologies Ltd.
Ownership Interest	35.7%	35.7%
Carrying Amount
Total contributions	$4,000,000	$4,000,000
Less: Share of the loss in investment in BTL	(67,000)	(22,000)
Equity losses in excess of investment	$3,933,000	$3,978,000

The Company invested approximately $4,000,000 in BTL in June, 2022. The cash balance in BTL at December 31, 2022 was approximately $0.5 million. During the six months ended December 31, 2022, BTL incurred a loss of approximately $126,000, and accordingly, the Company recorded its share of the loss in investment in BTL, in accordance with the provisions in the purchase agreement, of approximately $45,000 in the accompanying condensed consolidated statement of operations.

Summarized balance sheet information for the Company’s equity method investee BTL as of December 31, 2022 and June 30, 2022 is presented in the following table (rounded to nearest thousand):

	December 31,	June 30,
BT BeaMedical Technologies Ltd.	2022	2022
Assets
Cash	$492,000	$3,850,000
Short term investment	3,123,000	—
Other current assets	5,000	1,000
Total current assets	$3,620,000	$3,851,000
Long-term assets	154,000	—
Total assets	$3,774,000	$3,851,000

Liabilities and equity
Current liabilities	$109,000	$195,000
Long-term liabilities	101,000	—
Total liabilities	$210,000	$195,000
Equity	3,769,000	3,735,000
Accumulated deficits	(205,000)	(79,000)
Total liabilities and equity	$3,774,000	$3,851,000

Summarized income statement information for the Company’s equity method investee BTL is presented in the following table for the period from June 9, 2022 (date of acquisition) to December 31, 2022 (rounded to nearest thousand):

	For the six months ended December 31,	For the period from June 9, 2022 (date of acquisition) to June 30,
	2022	2022
Net sales and revenue	13,000	—
Research and development costs	125,000	7,000
Administrative expenses	34,000	55,000
Total operating expense	159,000	62,000
Loss from operations	(146,000)	(62,000)
Other income (expense)	20,000	1,000
Net loss	(126,000)	(61,000)

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	December 31, 2022	June 30, 2022
Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Brilacidin and other compounds	17	1,177,000	1,146,000
Total patents cost		5,403,000	5,372,000
Less: Accumulated amortization		(3,247,000)	(3,060,000)
Patents, net		$2,156,000	$2,312,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended December 31, 2022 and 2021 was approximately $94,000 and $96,000, respectively and was approximately $187,000 and $191,000 for the six months ended December 31, 2022 and 2021, respectively. The Company wrote off the patent costs relating to Kevetrin of approximately $141,000 during the fourth quarter of 2022 due to discontinuation of its Kevetrin program.

At December 31, 2022, the future amortization period for all patents was approximately 2.68 years to 16.75 years. Future estimated amortization expenses are approximately $186,000 for the year ending June 30, 2023, $372,000 for each year from 2024 to 2025, $362,000 for the year ending June 30, 2026, $360,000 for the year ending June 30, 2027 and a total of $504,000 for the year ending June 30, 2028 and thereafter.

6. Accrued Expenses - Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	December 31, 2022	June 30, 2022

Accrued research and development consulting fees	$50,000	$80,000
Accrued rent - related parties (Note 11. Related Party Transactions)	8,000	8,000
Accrued interest - related parties (Note 12. Convertible Note Payable - Related Party)	7,000	4,000

Total	$65,000	$92,000

7. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	December 31, 2022	June 30, 2022

Accrued salaries - related parties	$1,517,000	$1,492,000
Accrued payroll taxes - related parties	71,000	71,000
Withholding tax - payroll	73,000	77,000

Total	$1,661,000	$1,640,000

8. Exclusive License Agreement and Patent Assignment Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed a Phase 1 clinical trial with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. The Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019 and the Company did not receive any further payment during the six months ended December 31, 2022 and 2021.

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

On January 18, 2023, the Company was notified by FCCDC that its third-party license with Basilea Pharmaceutica for development of broad-spectrum antifungals was terminated by the licensee.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended December 31, 2022
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statements of operations)	$18,000
Variable lease cost	6,000
$24,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended December 31, 2022	$118,000
Weighted average remaining lease term - operating leases (in years)	0.75
Average discount rate - operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2022
Operating leases
Short-term operating lease liabilities	$158,000
Long-term operating lease liabilities	-

Total operating lease liabilities	$158,000

The following table provides maturities of the Company’s lease liabilities at December 31, 2022 as follows:

Operating Leases
Fiscal Year Ending June 30,
2023	$112,000
2024 (remaining 3 months)	56,000
Total lease payments	168,000
Less: Imputed interest/present value discount	(10,000)
Present value of lease liabilities	$158,000

Operating lease cost for the three months and the six months ended December 31, 2022 was approximately $11,000 and $24,000, respectively. Operating lease cost for the three months and the six months ended December 31, 2021 was approximately $17,000 and $39,000, respectively.

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

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $0.7 million to contract research organizations as of December 31, 2022. Expenses are recognized when services are performed by the contract research organizations.

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

As of December 31, 2022 and June 30, 2022, all of the above disputed invoices were reflected as current liabilities.

11. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD to conduct research study. At December 31, 2022 and June 30, 2022, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, the Company’s ex-principal shareholder and Director, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

Since September 1, 2013, the Company no longer leases space from KARD. As of December 31, 2022 and June 30, 2022, rent payables to KARD of approximately $8,000, were included in accrued expenses.

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

During the six months ended December 31, 2022 and for year ended June 30, 2022, the Company repaid the principal of $15,000 and $1,033,000, respectively to Mr. Ehrlich. As of December 31, 2022 and June 30, 2022, the principal balance of this convertible note payable to Mr. Ehrlich was approximately $235,000 and $250,000, respectively.

As of December 31, 2022 and June 30, 2022, the balance of accrued interest payable was $2,000 and $4,000, respectively (see Note 6. Accrued Expenses - Related Parties and Other).

As of December 31, 2022 and June 30, 2022, the total outstanding balances of principal and interest were approximately $237,000 and $254,000, respectively.

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

In December, 2021, the Company obtained the approval of the forgiveness of the above mentioned two loans, and the Company recorded the total loan forgiveness of $172,000 under other income during the six months ended December 31, 2021.

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

Stock Options

The fair value of options granted during the six months ended December 31, 2021 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table. There was no option grant during the six months ended December 31, 2022.

Six months Ended December 31, 2021
Expected term (in years)	5-10
Expected stock price volatility	80.84 to 89.51%
Expected term (in years)	0.69% to 1.61
Expected dividend yield	—

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months and six months ended December 31, 2022 and 2021 are as follows (rounded to nearest thousand):

	Three months ended December 31		Six months ended December 31
	2022	2021	2022	2021

General and administrative expenses	$14,000	$111,000	$161,000	$111,000
Research and development expenses	7,000	41,000	38,000	81,000
Total stock-based compensation expense	$21,000	$152,000	$199,000	$192,000

During the six months ended December 31, 2022 and 2021

Directors and Employee

On October 10, 2021, the Compensation Committee approved the issuance of 1 million stock options to purchase shares of the Company’s common stock each to 2 independent directors of the Company, and 1 million stock options to purchase shares of Company’s common stock to Mr. Ehrlich, the CEO, which are exercisable for 10 years at $0.24 per share of common stock. These 3 million stock options with 1 year vesting period were valued at approximately $585,000. During the six months ended December 31, 2022 and 2021, the Company recorded approximately $161,000 and $111,000 of stock-based compensation costs, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On October 10, 2021, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 500,000 options to purchase common stock, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $98,000. During the six months ended December 31, 2022 and 2021, the Company recorded approximately $27,000 and $22,000 of related stock-based compensation cost, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On September 11, 2020, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the six months ended December 31, 2022, the Company recorded approximately $8,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $6,000 of stock option expense and $2,000 of stock awards. During the six months ended December 31, 2021, the Company recorded approximately $8,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $6,000 of stock option expense and $2,000 of stock awards.

On September 1, 2019, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with a 3 year vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the six months ended December 31, 2022, the Company recorded approximately $1,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $1,000 of stock option expense. During the six months ended December 31, 2021, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards.

On September 1, 2018, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the six months ended December 31, 2022, the Company recorded no stock-based compensation expense in connection with the foregoing equity awards. During the six months ended December 31, 2021, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards.

Consultants

On January 1, 2022, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.044 per share and vest 33 1/3% on January 1, 2022, 33 1/3% on July 1, 2022 and 33 1/3% on January 1, 2023. The value of these options was approximately $3,000. During the six months ended December 31, 2022, the Company recorded approximately $2,000 of related stock-based compensation. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 30, 2021, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these options was approximately $19,000. During the six months ended December 31, 2022 and 2021, the Company recorded approximately $1,000 and $11,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 1, 2021, the Company agreed to issue stock options to purchase 225,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these options was approximately $33,000. During the six months ended December 31, 2022 and 2021, the Company recorded $0 and approximately $22,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On February 10, 2021, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the six months ended December 31, 2022 and 2021, the Company recorded $0 and approximately $7,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 23, 2020, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the six months ended December 31, 2022 and 2021, the Company recorded $0 and approximately $1,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

Exercise of options

There was no exercise of options to purchase Class B common stock during the six months ended December 31, 2022 and December 31, 2021.

Forfeiture of options

There was forfeiture of 60,000 options and 2,245,000 options to purchase Class A common stock during the six months ended December 31, 2022 and the year ended June 30, 2022, respectively, relating to the expiry of options of an officer and consultants.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923

Granted	3,900,000	$0.24	8.75	—
Exercised	(166,666)	$0.14	—	—
Forfeited/expired	(2,245,000)	$0.54	—	—
Outstanding at June 30, 2022	8,268,269	$0.25	6.91	$—

Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited/expired	(60,000)	$0.96	—	—
Outstanding at December 31, 2022	8,208,269	$0.24	6.46	$—
Exercisable at December 31, 2022	8,125,607	$0.24	6.45	$—
Unvested stock options at December 31, 2022	82,662	$0.17	6.58	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2021	116,786	$0.22

Total shares granted	—	$—
Total shares vested	(58,394)	$0.25
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2022	58,392	$0.19

Total shares granted	—	$—
Total shares vested	(38,929)	$0.18
Total shares forfeited	—	$—
Total unvested shares outstanding at December 31, 2022	19,463	$0.22

Scheduled vesting for outstanding restricted stock awards at December 31, 2022 is as follows:

	Year Ending June 30,
	2023	2024	Total

Scheduled vesting	—	19,463	19,463

As of December 31, 2022, there was approximately $3,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $3,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 0.70 years.

15. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Stock Purchase Agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Purchase Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset will be amortized over the life of the 2020 Purchase Agreement. The amortized amount of approximately $0.6 million and $0.2 million was recorded to additional paid-in capital for the six months ended December 31, 2022 and 2021. All deferred offering costs were fully amortized on July 31, 2022 (date of expiration of the agreement).

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

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock and the total dividends accrued of approximately $9,000 and $14,000 were treated as interest during the quarter ended December 31, 2022 and 2021, respectively, in the Condensed Consolidated Statements of Operations. The total dividends accrued of approximately $17,000 and $14,000 were treated as interest during the six months ended December 31, 2022 and 2021, respectively, in the Condensed Consolidated Statements of Operations. The change in fair value of the total Series B-2 preferred stock were $0 during the quarter ended December 31, 2022 and 2021 in the Condensed Consolidated Statements of Operations.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the six months ended December 31, 2022, there was no exercise of warrants because all warrants were exercised since November 4, 2021.

During the six months ended December 31, 2021, the Company issued 3,036 shares of its Series B-2 5% convertible preferred stock, for aggregate gross proceeds of approximately $3.0 million, upon exercise of 3,036 Series 1 warrants issued by the Company. With regard to the exercise of these 3,036 warrants, the Company recorded gross proceeds of approximately $3.0 million to the preferred stock liability. As of December 31, 2022 and June 30, 2022, there was no warrant outstanding.

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the six months ended December 31, 2022, there was no conversion of 2020 Series B-2 5% convertible preferred stock to common stock.

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

As of December 31, 2022 and June 30, 2022, Series B-2 5% convertible preferred stock liability was approximately $0.8 million.

The fair value of the Series B convertible preferred stock is measured in accordance with ASC 820 “Fair Value Measurement,” using option pricing methodologies, incorporating the following inputs:

June 30, 2022

Expected dividend yield	5%
Expected stock-price volatility	60%
Risk-free interest rate	2.92%
Stock price	$0.03
Exercise price	$982.5

Treasury Stock

All treasury stock, representing shares of the Company’s common stock that have been acquired for payroll tax withholding on vested stock grants and to satisfy the exercise price on vested stock options, is recorded at its acquisition cost and these shares are not considered outstanding.

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

Following the aforesaid transactions, the Company had the total of 10,874,593 treasury shares, representing 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of as of December 31, 2022 and June 30, 2022.

Surrender of Shares

On December 29, 2022, Mr. Ehrlich entered into a Share Surrender Agreement with the Company pursuant to which Mr. Ehrlich permanently surrendered all legal right, title, and interest in 11,307,527 shares of Class B common stock to the Company and relinquished all rights in such shares, free and clear of any liens, mortgages, adverse claims, charges, security interests, encumbrances, any interest of any third party, or other restrictions or limitations whatsoever of any kind. Mr. Ehrlich received no consideration from the Company or any other party in connection with the surrender. Mr. Ehrlich effected the Surrender solely for his individual tax planning purposes. These 11,307,527 shares of Class B common stock were retired and returned to Class B common stock on the same day.

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

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities and preferred stock liability. At December 31, 2022 and 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the quarter ended December 31, 2022 and for the year ended June 30, 2022:

FY 2022
Balance, June 30, 2021	$—
Exercise of Series 1 and 2 warrants	4,983,000
Conversion of Series B-2 preferred stock to common stock	(4,374,000)
Change in fair value of Series B-2 preferred stock (1)	177,000
Balance, June 30, 2022	$786,000

Change in fair value of Series B-2 preferred stock (1)	—
Balance, December 31, 2022	$786,000

(1)	Change in fair value of preferred stock is reported in interest expense-preferred stock.
(2)

The 5% accrued dividend is reported in interest expense-preferred stock in the condensed consolidated statements of operation. The Company accrued 5% accrued dividend of $17,000 and $14,000 during the six months ended  December 31, 2022 and June 30, 2022, respectively. The remaining accrued dividends of $9,000 and $62,000 was included under current liability as of December 31, 2022 and June 30, 2022, respectively.

17. Subsequent Events

The Company has evaluated events subsequent to December 31, 2022 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

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

Recent Developments

As of the date of this filing, Brilacidin is being studied by independent researchers funded by US Government grants, as a potential broad-spectrum antiviral therapeutic for the treatment of viruses. Additionally, the antifungal properties of Brilacidin are being studied by several academic groups, including NIH/NIAID-affiliated researchers. We anticipate these studies to continue as long as researchers remain positive about the antiviral and antifungal properties and therapeutic potential of Brilacidin and government funding is available.

On November 15, 2022, the Company announced a scientific poster on the antiviral activity of Brilacidin was accepted for presentation at the 2022 Chemical and Biological Defense Science & Technology Conference. Data generated in alphaviruses and bunyaviruses showed that Brilacidin possesses both antiviral and anti-inflammatory properties, reinforcing its potential as a broad-spectrum antiviral.

On November 28, 2022, the Company announced BT BeaMedical Technologies (“BTL”), a company in which it maintains a minority stake, received FDA clearance for its surgical laser family. The BTL technology was cleared by the FDA in five different wavelengths and for soft tissue use in a number of clinical specialties.

On December 13, 2022, the Company reported new in vivo antifungal data showing Brilacidin’s potential for treating fungal keratitis. In an A. fumigatus mouse model, compared to control, Brilacidin reduced fungal burden and disease severity, while also improving corneal thickness.

On January 9, 2023, the Company announced BTL and Shina Systems Ltd., a company specializing in medical imaging software platforms, entered into a definitive strategic agreement. The agreement is intended to accelerate the development, regulatory clearance and commercial deployment of BTL laser technology for brain surgery.

In January 2023, the Company was notified by the United States Patent and Trademark Office (USPTO) that its US Patent Application 16/991812 – Host Defense Protein (HDP) Mimetics for Prophylaxis And/Or Treatment of Inflammatory Bowel Diseases of the Gastrointestinal Tract is allowed for issuance as a patent; Notice of Allowance was issued by USPTO on January 25, 2023.

In January 2023, the Company and University of São Paulo (USP), Brazil, entered into a collaborative research agreement related to investigating the broad-spectrum activity and treatment potential of Brilacidin in fungal diseases. Under terms of the agreement, USP researchers are to conduct pre-clinical efficacy, mechanism, resistance and immunological studies of Brilacidin against Aspergillosis, Cryptococcus and Candida, with USP eligible to receive future royalties should Brilacidin eventually be marketed as an antifungal.

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

The Company and Fox Chase Chemical Diversity Center, Inc. (“FCCDC”) have a collaborative research agreement related to an antifungal drug discovery program.  In exchange for a six percent fee tied to all potential future proceeds, the Company granted FCCDC all discovery, intellectual property and commercialization rights related to its share of this joint antifungal drug program which is for a compound other than Brilacidin. On May 3, 2022, the Company received payment of $18,000 from FCCDC based on FCCDC’s third-party license of this compound. Subsequently, this third party license was terminated in January 2023.

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

An optimized oral rinse formulation has been developed, and 12-month stability testing shows it to be stable. Further advancement in the indication of oral mucositis requires additional drug formulation/analytical work, followed by clinical trial supply manufacturing prior to progressing to Phase 3 clinical trials. Given the low price per share of our common stock and the many multiple million dollar costs associated with a Phase 3 program, at this time clinical trial supply manufacturing and Phase 3 clinical trial conduct are delayed, with such activities pending securing sufficient working capital and/or partnership.

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

Antifungal - Recent data generated from independent researchers suggest Brilacidin has potential to be developed as a novel antifungal agent. Brilacidin converted caspofungin from a fungistatic into a fungicidal drug, enabling it to overcome both drug resistance and biofilm formation. Brilacidin exerted, to a lesser degree, synergistic effects with voriconazole in A. fumigatus. Further in vitro testing showed Brilacidin synergized with caspofungin in C. albicans, C. auris and C. neoformans. In an A. fumigatus immunosuppressed mouse model in invasive pulmonary aspergillosis, Brilacidin plus caspofungin cleared infection in the lungs by almost 95 percent, compared to ~50 percent when each compound was administered individually. In an A. fumigatus mouse model in keratitis, compared to control, Brilacidin reduced fungal burden and disease severity, while also improving corneal thickness. Brilacidin also showed in vitro an additive inhibitory effect when combined with posaconazole in several species of Mucorales, the main etiological agents of mucormycosis, commonly referred to as black fungus. Brilacidin further showed potent in vitro stand-alone efficacy in C. neoformans, a major driver of illness in people living with HIV/AIDS. Additional Minimum Inhibitory Concentration (MIC) in vitro testing via a third-party vendor has shown promising Brilacidin activity in other hard-to-treat fungal pathogens.

Expenditures on Brilacidin were $0.3 million and $2.4 million during the six months ended December 31, 2022 and 2021, respectively.

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

Results of Operations

We expect to incur losses from operations for the next few years. Contingent upon sufficient funding, we expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $2.0 million for the next 12 months, including approximately $0.8 million for development activities, supportive research, and drug manufacturing. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise capital from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended December 31, 2022 and 2021

Revenue

We generated no revenue and incurred operating expenses of approximately $0.3 million and $2.0 million for the three months ended December 31, 2022 and 2021, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

Clinical studies and development research	$168,000	$1,170,000	$(1,002,000)	(86)%
Refunds of unused project deposits	(175,000)	—	(175,000)	—%
Reimbursement for Brilacidin manufacturing expenses	(238,000)	—	(238,000)	—%
Employees payroll and payroll tax expenses related to R&D Department	112,000	263,000	(151,000)	(57)%
Stock-based compensation - employee	7,000	29,000	(22,000)	(76)%
Stock-based compensation - consultants	—	12,000	(12,000)	(100)%
Depreciation and amortization expenses	93,000	119,000	(26,000)	(22)%
Total	$(33,000)	$1,593,000	$(1,626,000)	(102)%

Research and development expenses for proprietary programs decreased during the three months ended December 31, 2022 compared with the three months ended December 31, 2021, primarily due to less spending on our Brilacidin program, increase in refunds of unused project deposits of $175,000, and increase in reimbursement for Brilacidin manufacturing expenses  of $238,000 for the three months ended December 31, 2022.

Employees payroll and payroll tax expenses decreased during the three months ended December 31, 2022 due to no bonus paid during the three months ended December 31, 2022 compared with the three months ended December 31, 2021.

Stock-based compensation for employees decreased during the three months ended December 31, 2022 due to no new issuance of stock options during the three months ended December 31, 2022 compared with the three months ended December 31, 2021.

Stock-based compensation – consultants decreased during the three months ended December 31, 2022 due to no new issuance of stock options during the three months ended December 31, 2022 compared with the three months ended December 31, 2021.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

D&O, health and clinical insurance expense	$103,000	$71,000	$32,000	45%
Directors’ fees	37,000	37,000	—	—%
Rent and utility expense	11,000	20,000	(9,000)	(45)%
Stock-based compensation expense – Officers & Directors	14,000	111,000	(97,000)	(87)%
Business development expense	4,000	—	4,000	—%
Other G&A	22,000	27,000	(5,000)	(19)%
Total	$191,000	$266,000	$(75,000)	(28)%

General and administrative expenses decreased during the three months ended December 31, 2022, primarily due to a decrease in rent and utility expense of $9,000, a decrease in stock-based compensation expense – Officers & Directors of $97,000 and a decrease in other G&A expense of $5,000 offset by an increase in clinical insurance expense of $32,000 and an increase in business development expense of $4,000 during the three months ended December 31, 2022.

There was a decrease in stock-based compensation expenses for Officers & Directors during the three months ended December 31, 2022, because stock-based compensation expense was fully expensed on October 31, 2022.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

Officers’ payroll expenses	$116,000	116,000	$-	-%
Payroll tax expenses	2,000	(53,000)	55,000	104%
	$118,000	$63,000	$55,000	87%

There was no change in officers’ payroll expenses for the Company during the three months ended December 31, 2022 and there was an increase in payroll tax expense due to the adjustment we made on the over-provision of payroll taxes in 2021.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$ %

Audit, legal and professional fees	$57,000	$92,000	$(35,000)	(38)%

Professional fees decreased during the three months ended December 31, 2022 primarily related to decrease in legal fees and other professional fees in 2022.

Other Operating Income and (Loss)

There was an increase in other expense which represents equity in loss from an investment of approximately $45,000 and $0 for the three months ended December 31, 2022 and 2021, respectively (see Note 4. – Equity Investment).

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the three months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

Other income	$—	172,000	$(172,000)	(100)%
Interest expense – debt	(5,000)	(17,000)	12,000	(71)%
Interest expense – preferred stock liability	(9,000)	(14,000)	5,000	(36)%
Other Income (Expense), net	$(14,000)	$141,000	$(155,000)	(110)%

There was a decrease in other income which represents the forgiveness of the PPP Loan in 2021. There was a decrease in interest expenses paid on the note payable – related party, because the Company partially paid the note payable balance due to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 12. Convertible Note Payable – Related Party of the Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $0.4 million and $1.9 million for the three months ended December 31, 2022 and 2021, respectively, because of the above-mentioned factors.

For the six months ended December 31, 2022 and 2021

Revenue

We generated no revenue and incurred operating expenses of approximately $1.7 million and $4.0 million for the six months ended December 31, 2022 and 2021, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

Clinical studies and development research	$801,000	$2,507,000	$(1,706,000)	(68)%
Refunds of unused project deposits	(175,000)	—	(175,000)	—%
Reimbursement for Brilacidin manufacturing expenses	(238,000)	—	(238,000)	—%
Employees payroll and payroll tax expenses related to R&D Department	224,000	405,000	(181,000)	(45)%
Stock-based compensation – employee	36,000	40,000	(4,000)	(10)%
Stock-based compensation – consultants	2,000	41,000	(39,000)	(95)%
Depreciation and amortization expenses	186,000	191,000	(5,000)	(3)%
Total	$836,000	$3,184,000	$(2,348,000)	(74)%

Research and development expenses for proprietary programs decreased during the six months ended December 31, 2022 compared with the six months ended December 31, 2021, primarily due to less spending on our Brilacidin program, increase in refunds of unused project deposits of $175,000, and increase in reimbursement for Brilacidin manufacturing expenses of $238,000 for the six months ended December 31, 2022.

Employees payroll and payroll tax expenses decreased during the six months ended December 31, 2022 due to no bonus paid during the six months ended December 31, 2022 compared with the six months ended December 31, 2021.

Stock-based compensation for employee decreased during the six months ended December 31, 2022 due to no new issuance of stock options during the six months ended December 31, 2022 compared with the six months ended December 31, 2021.

Stock-based compensation - consultants decreased during the six months ended December 31, 2022 due to no new issuance of stock options during the six months ended December 31, 2022 compared with the six months ended December 31, 2021.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

D&O, health and clinical insurance expense	$171,000	$140,000	$31,000	22%
Directors’ fees	75,000	75,000	—	—%
Rent and utility expense	24,000	41,000	(17,000)	(41)%
Stock-based compensation expense – Officers & Directors	161,000	111,000	50,000	45%
Business development expense	4,000	25,000	(21,000)	(84)%
Other G&A	47,000	59,000	(12,000)	(20)%
Total	$482,000	$451,000	$31,000	7%

General and administrative expenses increased during the six months ended December 31, 2022, primarily due to an increase in insurance expense of $31,000 and an increase in stock-based compensation expense – Officers & Directors of $50,000, offset by a decrease in rent and utility expense of $17,000, a decrease in business development expense of $21,000 and a decrease in other G&A expense of $12,000 during the six months ended December 31, 2022.

There was an increase in stock-based compensation expenses for Officers & Directors during the six months ended December 31, 2022, because stock-based compensation expense for the prior period included stock-based compensation expense for three months only since the options were issued on October 10, 2021.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	For the Six months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

Officers’ payroll expenses	$233,000	233,000	$—	—%
Payroll tax expenses	3,000	(51,000)	54,000	106%
	$236,000	$182,000	$54,000	30%

There was no change in officers’ payroll expenses for the Company during the six months ended December 31, 2022 and there was an increase in payroll tax expense due to the adjustment we made on the over-provision of payroll taxes in 2021.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$ %

Audit, legal and professional fees	$161,000	$220,000	$(59,000)	(27)%

Professional fees decreased during the six months ended December 31, 2022 primarily related to decrease in legal fees and other professional fees in 2022.

Other Operating Income and (Loss)

There was an increase in other expense which represents equity in loss from an investment of approximately $14,000 and $0 for the six months ended December 31, 2022 and 2021, respectively (see Note 4. – Equity Investment).

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the six months ended		Change
	December 31,		2022 vs. 2021
	2022	2021	$	%

Other income	$—	172,000	$(172,000)	(100)%
Interest expense - debt	(12,000)	(50,000)	38,000	(76)%
Interest expense - preferred stock liability	(17,000)	(14,000)	(3,000)	21%
Other Income (Expense), net	$(29,000)	$108,000	$(137,000)	(127)%

There was a decrease in other income which represents the forgiveness of the PPP Loan in 2021. There was a decrease in interest expenses paid on the note payable - related party, because the Company paid partially the note payable balance due to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 12. Convertible Note Payable - Related Party of the Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $1.8 million and $3.9 million for the six months ended December 31, 2022 and 2021, respectively, because of the above-mentioned factors.

Liquidity, Going Concern and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of December 31, 2022, we had approximately $2.4 million in cash compared to $3.8 million of cash as of June 30, 2022, and as of the date of this filing, we have approximately $2.2 million in cash. Contingent upon sufficient funding, we currently anticipate that future budget expenditures will be approximately $2.0 million for the next 12 months, including approximately $0.8 million for development activities, supportive research, and drug manufacturing.

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

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $2.3 million and have incurred losses since inception of $124 million. We expect to incur further losses in the development of our business and have been dependent on raising capital to fund operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Shelf Registration Statement - Current Status

The Company does not satisfy the conditions for use of Form S-3 for primary offerings of securities, and as a result, the Company generally may only utilize Form S-1 to register the sale of its securities. Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the six months ended December 31, 2022 and 2021 (rounded to nearest thousand):

	Six Months ended		Increase/
	December 31,		(Decrease)
	2022	2021	%

Net cash used in operating activities	$(1,268,000)	$(4,201,000)	(70)%
Net cash used in investing activities	(31,000)	(44,000)	(30)%
Net cash provided by (used in) financing activities	(85,000)	3,973,000	(102)%
Net decrease in cash	$(1,384,000)	$(272,000)	409%

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2022 and 2021 was $1.3 million and $4.2 million, a decrease of $2.9 million. For the six months ended December 31, 2022 operating cash flows reflect our net loss of $1.8 million, noncash charges (stock-based compensation expense, amortization expense and equity in loss from investment) of $0.4 million and a net increase from changes in our working capital accounts of approximately $0.1 million.

Increases in operating cash flows caused by working capital changes include net increase in accounts payable, accrued expenses and operating lease liability of $0.1 million.

Investing activities

Net cash used in our investing activities for the six months ended December 31, 2022, as compared to net cash used in our investing activities in 2021, decreased by approximately $13,000. The decrease was due primarily to a decrease in patent costs.

Financing activities

Net cash used in financing activities for the six months ended December 31, 2022, as compared to net cash provided by our financing activities in 2021, decreased by approximately $4.1 million. The decrease was due primarily to decreases in proceeds from exercise of warrants to purchase Series B Preferred stock.

During the six months ended December 31, 2022, the Company did not raise any funds and repaid a note payable of $15,000 and paid dividends on preferred stock of $70,000.

During the six months ended December 31, 2021, the Company raised $5.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock and repaid $1.0 million of a note payable to officer.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $2.0 million for the next 12 months, including approximately $0.8 million for development activities, supportive research, and drug manufacturing. The Company has limited experience with pharmaceutical product development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

As of December 31, 2022, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of December 31, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: February 15, 2023	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

