Form 10-Q
period 2023-03-31
Innovation Pharmaceuticals Inc.
filed 2023-05-15
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 3, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	514,013,755
Common Stock Class B, $0.0001 par value	4,333,936

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND JUNE 30, 2022

(Unaudited)

(Rounded to nearest thousand except for shares data)

	March 31,	June 30,
ASSETS	2023	2022
Current Assets:
Cash	$1,940,000	$3,807,000
Prepaid expenses and other current assets	—	145,000
Total Current Assets	1,940,000	3,952,000

Equity investment	3,895,000	3,978,000

Other Assets:
Patents – net	2,080,000	2,312,000
Deferred offering costs - net	—	59,000
Security deposits	78,000	78,000
Total Other Assets	2,158,000	2,449,000
Total Assets	$7,993,000	$10,379,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,699,000	$2,567,000
Accrued expenses - (including related party accruals of approx. $18,000 and $12,000, respectively)	74,000	92,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,601,000 and $1,563,000, respectively)	1,685,000	1,640,000
Operating lease - current liability	108,000	197,000
Convertible note payable - related party	238,000	250,000
Accrued dividend - Series B 5% convertible preferred stock	16,000	62,000
Total Current Liabilities	4,820,000	4,808,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 360 shares issued and outstanding at March 31, 2023 and 620 shares issued and outstanding at June 30, 2022	457,000	786,000
Operating lease - long term liability	—	55,000
Total Liabilities	5,277,000	5,649,000
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $0.0001 par value, 600,000,000 shares authorized, 522,529,811 shares and 496,741,729 shares issued as of March 31, 2023 and June 30, 2022, respectively, 514,013,755 shares and 488,225,673 shares outstanding as of March 31, 2023 and June 30, 2022, respectively.	51,000	49,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, 6,692,473 shares and 18,000,000 shares issued as of March 31, 2023 and June 30, 2022, and 4,333,936 shares and 15,641,463 shares outstanding as of March 31, 2023 and June 30, 2022, respectively	1,000	2,000
Additional paid-in capital	129,562,000	129,090,000
Accumulated deficit	(124,644,000)	(122,157,000)
Treasury Stock, at cost (10,874,593 shares as of March 31, 2023 and June 30, 2022)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	2,716,000	4,730,000
Total Liabilities and Stockholders’ Equity	$7,993,000	$10,379,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	For the three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$—	$—	$—	$—

Operating expenses:
Research and development expenses	323,000	931,000	1,159,000	4,115,000
General and administrative expenses	144,000	320,000	626,000	771,000
Officers’ payroll and payroll tax expenses	126,000	126,000	362,000	308,000
Professional fees	48,000	81,000	209,000	301,000

Total operating expenses	641,000	1,458,000	2,356,000	5,495,000

Other operating income (expense)
Equity in loss from an investment	(38,000)	—	(83,000)	—
Total other operating income (expense)	(38,000)	—	(83,000)	—

Loss from operations	(679,000)	(1,458,000)	(2,439,000)	(5,495,000)

Other income (expense)
Other income	—	—	—	172,000
Interest expense - debt	(12,000)	(11,000)	(24,000)	(61,000)
Interest expense - preferred stock liability	(7,000)	(17,000)	(24,000)	(31,000)
Other income (expense), net	(19,000)	(28,000)	(48,000)	80,000

Loss before provision for income taxes	(698,000)	(1,486,000)	(2,487,000)	(5,415,000)
Provision for income taxes	—	—	—	—

Net loss	$(698,000)	$(1,486,000)	$(2,487,000)	$(5,415,000)

Basic and diluted loss per share
attributable to common stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares	496,938,725	468,040,150	501,589,539	457,195,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three and Nine Months Ended March 31, 2022

					Additional				Total
	Common Stock A		Common Stock B		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost	—	—	—	—	(179,000)	—	—	—	(179,000)
Restricted stock awards of common stock issued to employee for services	—	—	—	—	3,000	—	—	—	3,000
Stock options issued to employee for services	—	—	—	—	8,000	—	—	—	8,000
Stock options issued to consultants for services	—	—	—	—	29,000	—	—	—	29,000
Conversion of 3,036 shares of preferred stock into 18,939,080 shares of common stock	18,939,080	2,000	—	—	2,981,000	—	—	—	2,983,000
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(2,056,000)	—	—	(2,056,000)

Balance at September 30, 2021	437,096,222	$44,000	15,641,463	$2,000	$127,677,000	$(117,172,000)	10,874,593	$(2,254,000)	$8,297,000

Offering cost					(180,000)				(180,000)
Restricted stock awards of common stock issued to employee for services	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to employee for services	—	—	—	—	27,000	—	—	—	27,000
Stock options issued to consultants for services	—	—	—	—	12,000	—	—	—	12,000
Stock options issued to director for services	—	—	—	—	111,000	—	—	—	111,000
Conversion of 536 shares of preferred stock into 7,854,545 shares of common stock	7,854,545	1,000	—	—	525,000	—	—	—	526,000
Shares of common stock issued for exercise of options	166,666	—	—	—	23,000	—	—	—	23,000
Net loss for the three months ended December 31, 2021	—	—	—	—	—	(1,873,000)	—	—	(1,873,000)

Balance at December 31, 2021	445,117,433	$45,000	15,641,463	$2,000	$128,197,000	$(119,045,000)	10,874,593	$(2,254,000)	$6,945,000

Offering cost					(179,000)				(179,000)
Restricted stock awards of common stock issued to employee for services	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to employee for services	—	—	—	—	28,000	—	—	—	28,000
Stock options issued to consultants for services	—	—	—	—	10,000	—	—	—	10,000
Stock options issued to director for services	—	—	—	—	166,000	—	—	—	166,000
Conversion of 335 shares of preferred stock into 11,463,081 shares of common stock	11,463,081	1,000	—	—	328,000	—	—	—	329,000
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(1,486,000)	—	—	(1,486,000)

Balance at March 31, 2022	456,580,514	$46,000	15,641,463	$2,000	$128,552,000	$(120,531,000)	10,874,593	$(2,254,000)	$5,815,000

For the Three and Nine Months Ended March 31, 2023

	Common Stock A		Common Stock B			Additional				Total
						Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount		Capital	Deficit	Shares	Amount	Equity
Balance at June 30, 2022	488,225,673	$49,000	15,641,463	$2,000		$129,090,000	$(122,157,000)	10,874,593	$(2,254,000)	$4,730,000

Offering cost	—	—	—	—		(59,000)	—	—	—	(59,000)
Restricted common stock award issued to employee for services	97,323	—	—	—		1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—		28,000	—	—	—	28,000
Stock options issued to consultants for services	—	—	—	—		2,000	—	—	—	2,000
Stock options issued to director for services	—	—	—	—		147,000	—	—	—	147,000
Net loss for the three months ended September 30, 2022	—	—	—	—		—	(1,428,000)	—	—	(1,428,000)

Balance at September 30, 2022	488,322,996	$49,000	15,641,463	$2,000		$129,209,000	$(123,585,000)	10,874,593	$(2,254,000)	$3,421,000

Surrender of Shares by a Stockholder	—	—	(11,307,527)	(1,000	) )	1,000	—	—	—	—
Restricted common stock award issued to employee for services	—	—	—	—		1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—		5,000	—	—	—	5,000
Stock options issued to consultants for services	—	—	—	—		1,000	—	—	—	1,000
Stock options issued to director for services	—	—	—	—		14,000	—	—	—	14,000
Net loss for the three months ended December 31, 2022	—	—	—	—		—	(361,000)	—	—	(361,000)

Balance at December 31, 2022	488,322,996	$49,000	4,333,936	$1,000		$129,231,000	$(123,946,000)	10,874,593	$(2,254,000)	$3,081,000

Restricted common stock award issued to employee for services	—	—	—	—		1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—		3,000	—	—	—	3,000
Conversion of 260 shares of preferred stock into 25,690,759 shares of common stock	25,690,759	2,000	—	—		327,000	—	—	—	329,000
Net loss for the three months ended March 31, 2023	—	—	—	—		—	(698,000)	—	—	(698,000)

Balance at March 31, 2023	514,013,755	$51,000	4,333,936	$1,000		$129,562,000	$(124,644,000)	10,874,593	$(2,254,000)	$2,716,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

(Rounded to nearest thousand)

	For the Nine Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,487,000)	$(5,415,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	203,000	398,000
Amortization of patent costs	280,000	286,000
Gain on forgiveness of loans payable	—	(172,000)
Equity in loss from an investment	83,000	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	145,000	468,000
Accounts payable	132,000	(163,000)
Accrued expenses	(18,000)	(277,000)
Accrued salaries and payroll taxes	45,000	(357,000)
Accrued dividend	24,000	31,000
Operating lease liability	(144,000)	(121,000)
Net cash used in operating activities	(1,737,000)	(5,322,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(48,000)	(50,000)
Net cash used in investing activities	(48,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants to purchase Series B-2 5% convertible preferred stock	—	4,983,000
Proceeds from exercise of options	—	23,000
Repayment of note payable to officer	(12,000)	(1,033,000)
Dividend paid to Preferred stockholders	(70,000)	—
Net cash provided by (used in) financing activities	(82,000)	3,973,000

NET DECREASE IN CASH	(1,867,000)	(1,399,000)
CASH, BEGINNING OF PERIOD	3,807,000	10,194,000
CASH, END OF PERIOD	$1,940,000	$8,795,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$12,000	44,000
Cash paid for tax	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITY
Surrender of Common Stock Class B by a Stockholder	$1,000	$—
Conversion of preferred stock to common stock	$330,000	$3,838,000
Deferred offering costs	$59,000	$538,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the nine months ended March 31, 2023 and 2022.

Nature of Operations - Overview

We are in the business of developing or licensing innovative small molecule therapies to treat diseases with significant medical need, particularly in the areas of inflammatory diseases, cancer, dermatology and anti-infectives. Our strategy is to maximize the value of our drug compound Brilacidin by advancing indications along the regulatory pathway as well as seeking additional health care-related investment opportunities with the aim of diversifying the Company’s assets. Ongoing activities include Brilacidin drug manufacturing, scientific report writing, and supportive research activities. The Company also acquired a non-controlling interest in BT BeaMedical Technologies Ltd. (“BTL”), formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform. Management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets. While no assurances are expressed or implied that any agreement will be consummated in the future, the Company is committed toward executing on opportunities at hand.

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

2. Liquidity, Going Concern and Management’s Plan

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended March 31, 2023, the Company had a net loss of $2.5 million and negative cash flow from operations of $1.7 million. As of March 31, 2023, the Company has negative working capital of $2.9 million. As of March 31, 2023, the Company’s cash amounted to $1.9 million and current liabilities amounted to $4.8 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the nine months ended March 31, 2023 and 2022, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	March 31,
	2023	2022
Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding:
Class A common stock	489,703,495	441,553,649
Class B common stock	11,886,043	15,641,463
Total weighted average shares outstanding	501,589,539	457,195,112

Antidilutive securities not included:
Stock options	7,778,269	10,298,269
Stock options arising from convertible note payable and accrued interest	496,153	525,260
Restricted stock grants	19,463	58,392
Convertible preferred stock	35,571,821	38,477,064
Total	43,865,706	49,358,985

Treasury Stock

The Company accounts for treasury stock using the cost method. The 10,874,593 treasury shares include 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of as of March 31, 2023 and June 30, 2022 (see Note 15. Equity Transactions).

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

4. Equity Investment

BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.)

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a company established under the laws of the State of Israel (“BTL”), pursuant to which the Company purchased 55,556 shares of BTL’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BTL’s issued and outstanding equity securities and approximately 41.6% of BTL’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BTL. The Company therefore recorded an equity investment on our March 31, 2023 condensed consolidated balance sheet.

The Company’s equity in losses in excess of its investment are accounted for under the equity method and consisted of the following as of March 31, 2023 and June 30, 2022 (rounded in nearest thousand):

	March 31,	June 30,
	2023	2022
BT BeaMedical Technologies Ltd.
Ownership Interest	35.7%	35.7%
Carrying Amount
Total contributions	4,000,000	4,000,000
Less: Share of the loss in investment in BTL	(105,000)	(22,000)
Equity losses in excess of investment	$3,895,000	$3,978,000

The Company invested approximately $4,000,000 in BTL in June, 2022. The cash balance in BTL at March 31, 2023 was approximately $0.7 million and the short-term time deposits in BTL at March 31, 2023 was approximately $2.7 million. During the nine months ended March 31, 2023, BTL incurred a loss of approximately $231,000, and accordingly, the Company recorded its share of the loss in investment in BTL, in accordance with the provisions in the purchase agreement, of approximately $83,000 in the accompanying condensed consolidated statement of operations.

Summarized balance sheet information for the Company’s equity method investee BTL as of March 31, 2023 and June 30, 2022 is presented in the following table (rounded to nearest thousand):

	March 31,	June 30,
BT BeaMedical Technologies Ltd.	2023	2022
Assets
Cash	$744,000	$3,850,000
Short term investment	2,663,000	—
Other current assets	122,000	1,000
Total current assets	$3,529,000	$3,851,000
Long-term assets	159,000	—
Total assets	$3,688,000	$3,851,000

Liabilities and equity
Current liabilities	$124,000	$195,000
Long-term liabilities	102,000	—
Total liabilities	$226,000	$195,000
Equity
Equity	$3,772,000	$3,735,000
Accumulated deficits	(310,000)	(79,000)
Total equity	3,462,000	3,656,000
Total liabilities and equity	$3,688,000	$3,851,000

Summarized income statement information for the Company’s equity method investee BTL is presented in the following table for the period from June 9, 2022 (date of acquisition) to June 30, 2022 and for the nine months ended March 31, 2023 (rounded to nearest thousand):

	For the nine months ended March 31,	For the period from June 9, 2022 (date of acquisition) to June 30,
	2023	2022

Net sales and revenue	$19,000	$—

Research and development costs	$266,000	$7,000
Administrative expenses	75,000	55,000
Total operating expense	$341,000	$62,000

Loss from operations	$(322,000)	$(62,000)
Other income (expense)	91,000	1,000
Net loss	$(231,000)	$(61,000)

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life	March 31,	June 30,
	(years)	2023	2022

Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Brilacidin and other compounds	17	1,194,000	1,146,000
Total patents cost		5,420,000	5,372,000
Less: Accumulated amortization		(3,340,000)	(3,060,000)
Patents, net		$2,080,000	2,312,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the three months ended March 31, 2023 and 2022 was approximately $94,000 and $95,000, respectively and was approximately $280,000 and $286,000 for the nine months ended March 31, 2023 and 2022, respectively. The Company wrote off the patent costs relating to Kevetrin of approximately $141,000 during the fourth quarter of 2022 due to discontinuation of its Kevetrin program.

At March 31, 2023, the future amortization period for all patents was approximately 2.43 years to 16.75 years. Future estimated amortization expenses are approximately $93,000 for the year ending June 30, 2023, $372,000 for each year from 2024 to 2025, $362,000 for the year ending June 30, 2026, $360,000 for the year ending June 30, 2027 and a total of $521,000 for the year ending June 30, 2028 and thereafter.

6. Accrued Expenses - Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	March 31,	June 30,
	2023	2022

Accrued research and development consulting fees	$56,000	$80,000
Accrued rent - related parties (Note 11. Related Party Transactions)	8,000	8,000
Accrued interest - related parties (Note 12. Convertible Note Payable - Related Party)	10,000	4,000

Total	$74,000	92,000

7. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	March 31,	June 30,
	2023	2022

Accrued salaries - related parties	$1,530,000	$1,492,000
Accrued payroll taxes - related parties	71,000	71,000
Withholding tax - payroll	84,000	77,000

Total	$1,685,000	1,640,000

8. Exclusive License Agreement and Patent Assignment Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed Phase 1 clinical research with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. The Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019 and the Company did not receive any further milestone payment during the nine months ended March 31, 2023 and 2022.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

During the Nine Months Ended March 31, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statement of operations)	$23,000
Variable lease cost	9,000
$32,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended March 31, 2023	$145,000
Weighted average remaining lease term – operating leases (in years)	0.50
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2023
Operating leases
Short-term operating lease liabilities	$108,000
Long-term operating lease liabilities	—
Total operating lease liabilities	$108,000

The following table provides maturities of the Company’s lease liabilities at March 31, 2023 as follows:

Operating Leases
Fiscal Year Ending June 30,
2023	$56,000
2024 (remaining 3 months)	56,000
Total lease payments	112,000
Less: Imputed interest/present value discount	(4,000)

Present value of lease liabilities	$108,000

Operating lease cost for the three months and the nine months ended March 31, 2023 was approximately $9,000 and $32,000, respectively. Operating lease cost for the three months and the nine months ended March 31, 2022 was approximately $17,000 and $56,000, respectively.

10. Commitments and Contingencies

Litigation

On January 22, 2020, the Company filed a complaint against Cummings Properties, LLC in the Superior Court of the Commonwealth of Massachusetts (C.A. No. 20-77CV00101), seeking, among other things, declaratory relief that the lease terminated in September 2018, as the Company’s prior principal executive offices did not automatically extend for an additional five years, return of the Company’s security deposit, and damages. The total lease amount is approximately $0.6 million. The Company is currently unable to determine the probability of the outcome or reasonably estimate the loss or gain, if any.

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $0.7 million to contract research organizations as of March 31, 2023. Expenses are recognized when services are performed by the contract research organizations.

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

As of March 31, 2023 and June 30, 2022, all of the above disputed invoices were reflected as current liabilities.

11. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD to conduct research study. At March 31, 2023 and June 30, 2022, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, the Company’s ex-principal shareholder and Director, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

Since September 1, 2013, the Company no longer leases space from KARD. As of March 31, 2023 and June 30, 2022, rent payables to KARD of approximately $8,000, were included in accrued expenses.

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

During the nine months ended March 31, 2023 and for year ended June 30, 2022, the Company repaid the principal of $12,000 and $1,033,000, respectively to Mr. Ehrlich. As of March 31, 2023 and June 30, 2022, the principal balance of this convertible note payable to Mr. Ehrlich was approximately $238,000 and $250,000, respectively.

As of March 31, 2023 and June 30, 2022, the balance of accrued interest payable was $10,000 and $4,000, respectively (see Note 6. Accrued Expenses - Related Parties and Other).

As of March 31, 2023 and June 30, 2022, the total outstanding balances of principal and interest were approximately $248,000 and $254,000, respectively.

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

Stock Options

The fair value of options granted during the nine months ended March 31, 2022 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table. There was no option grant during the nine months ended March 31, 2023.

Nine months ended March 31,
2022
Expected term (in years)	5-10
Expected stock price volatility	80.84 to 112.37%
Risk-free interest rate	0.69% to 1.61%
Expected dividend yield	0

The components of stock-based compensation expense included in the Company’s Statements of Operations for the three months and nine months ended March 31, 2023 and 2022 are as follows (rounded to nearest thousand):

	Three months ended March 31		Nine months ended March 31
	2023	2022	2023	2022
General and administrative expenses	$—	$166,000	$161,000	$277,000
Research and development expenses	4,000	40,000	42,000	121,000
Total stock-based compensation expense	$4,000	$206,000	$203,000	$398,000

During the nine months ended March 31, 2023 and 2022

Directors and Employee

On October 10, 2021, the Compensation Committee approved the issuance of 1 million stock options to purchase shares of the Company’s common stock each to 2 independent directors of the Company, and 1 million stock options to purchase shares of Company’s common stock to Mr. Ehrlich, the CEO, which are exercisable for 10 years at $0.24 per share of common stock. These 3 million stock options with 1 year vesting period were valued at approximately $585,000. During the nine months ended March 31, 2023 and 2022, the Company recorded approximately $161,000 and $277,000 of stock-based compensation costs, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On October 10, 2021, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 500,000 options to purchase common stock, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $98,000. During the nine months ended March 31, 2023 and 2022, the Company recorded approximately $27,000 and $46,000 of related stock-based compensation cost, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On September 11, 2020, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the nine months ended March 31, 2023, the Company recorded approximately $12,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $8,000 of stock option expense and $4,000 of stock awards. During the nine months ended March 31, 2022, the Company recorded approximately $11,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $8,000 of stock option expense and $3,000 of stock awards.

On September 1, 2019, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the nine months ended March 31, 2023, the Company recorded approximately $1,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $1,000 of stock option expense. During the nine months ended March 31, 2022, the Company recorded approximately $7,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $5,000 of stock option expense and $2,000 of stock awards.

On September 1, 2018, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options are valued at approximately $63,000, based on the closing bid price as quoted on the OTCQB on August 31, 2018 at $0.40 per share. During the nine months ended March 31, 2023, the Company recorded no stock-based compensation expense in connection with the foregoing equity awards. During the nine months ended March 31, 2022, the Company recorded approximately $5,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $4,000 of stock option expense and $1,000 of stock awards.

Consultants

On January 1, 2022, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.044 per share and vest 33 1/3% on January 1, 2022, 33 1/3% on July 1, 2022 and 33 1/3% on January 1, 2023. The value of these options was approximately $3,000. During the nine months ended March 31, 2023 and 2022, the Company recorded approximately $1,000 and $1,000 of related stock-based compensation. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 30, 2021, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these options was approximately $19,000. During the nine months ended March 31, 2023 and 2022, the Company recorded approximately $1,000 and $15,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 1, 2021, the Company agreed to issue stock options to purchase 225,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these options was approximately $33,000. During the nine months ended March 31, 2023 and 2022, the Company recorded $0 and approximately $27,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On February 10, 2021, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.38 per share and vest 33 1/3% on February 10, 2021, 33 1/3% on July 1, 2021, and 33 1/3% on January 1, 2022. The value of these options was approximately $20,000. During the nine months ended March 31, 2023 and 2022, the Company recorded $0 and approximately $7,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 23, 2020, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These options were issued with an exercise price of $0.32 per share and vest 33 1/3% on July 23, 2020, 33 1/3% on January 23, 2021, and 33 1/3% on July 23, 2021. The value of these options was approximately $28,000. During the nine months ended March 31, 2023 and 2022, the Company recorded $0 and approximately $1,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

Exercise of options

There was no exercise of options to purchase Class B common stock during the nine months ended March 31, 2023 and March 31, 2022. During the nine months ended March 31, 2022, the Company received approximately $23,000 of net proceeds from the exercise of 166,666 stock options to purchase Class A common stock at $0.14 per share.

Forfeiture of options

There was forfeiture of 490,000 options to purchase Class A common stock during the nine months ended March 31, 2023, relating to the expiry of options of an officer and consultants. There was forfeiture of 2,245,000 options to purchase Class A common stock during the year ended June 30, 2022.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923
Granted	3,900,000	$0.24	8.75	—
Exercised	(166,666)	$0.14	—	—
Forfeited/expired	(2,245,000)	$0.54	—	—
Outstanding at June 30, 2022	8,268,269	$0.25	6.91	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited/expired	(490,000)	$0.50	—	—
Outstanding at March 31, 2023	7,778,269	$0.23	6.56	$—
Exercisable at March 31, 2023	7,720,607	$0.23	6.55	$—
Unvested stock options at March 31, 2023	57,662	$0.22	7.45	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2021	116,786	$0.22
Total shares granted	—	$—
Total shares vested	(58,394)	$0.25
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2022	58,392	$0.19

Total shares granted	—	$—
Total shares vested	(38,929)	$0.18
Total shares forfeited	—	$—
Total unvested shares outstanding at March 31, 2023	19,463	$0.22

Scheduled vesting for outstanding restricted stock awards at March 31, 2023 is as follows:

	Year Ending June 30,
	2023	2024	Total

Scheduled vesting	—	19,463	19,463

As of March 31, 2023, there was approximately $2,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $2,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 0.45 years.

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

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The Company recorded 5% dividend accretion on total outstanding Series B-2 preferred stock and the total dividends accrued of approximately $7,000 and $17,000 were treated as interest during the quarter ended March 31, 2023 and 2022, respectively, in the Condensed Consolidated Statements of Operations. The total dividends accrued of approximately $24,000 and $31,000 were treated as interest during the nine months ended March 31, 2023 and 2022, respectively, in the Condensed Consolidated Statements of Operations. The change in fair value of the total Series B-2 preferred stock were $0 during the quarter ended March 31, 2023 and 2022 in the Condensed Consolidated Statements of Operations.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the nine months ended March 31, 2023, there was no exercise of warrants because all warrants were exercised since November 4, 2021.

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

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the nine months ended March 31, 2023, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 260 shares of Series B-2 preferred stock into a total of approximately 25,690,759 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $0.3 million as additional paid-in capital at par value. The Company reversed the amount of approximately $0.3 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

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

As of March 31, 2023 and June 30, 2022, Series B-2 5% convertible preferred stock liability was approximately $0.5 million and $0.8 million, respectively.

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

As of March 31, 2023 and June 30, 2022, the Company had the total of 10,874,593 treasury shares, representing 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of as of March 31, 2023 and June 30, 2022.

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

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities and preferred stock liability. At March 31, 2023 and 2022, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the quarter ended March 31, 2023 and for the year ended June 30, 2022:

FY 2022
Balance, June 30, 2021	$—
Exercise of Series 1 and 2 warrants	4,983,000
Conversion of Series B-2 preferred stock to common stock	(4,374,000)
Change in fair value of Series B-2 preferred stock (1)	177,000
Balance, June 30, 2022	$786,000

Conversion of Series B-2 preferred stock to common stock	(329,000)
Change in fair value of Series B-2 preferred stock (1)	—
Balance, March 31, 2023	$457,000

(1)	Change in fair value of preferred stock is reported in interest expense-preferred stock.
(2)

The 5% accrued dividend is reported in interest expense-preferred stock in the condensed consolidated statements of operation. The Company accrued 5% accrued dividend of $24,000 and $31,000 during the nine months ended March 31, 2023 and 2022, respectively. The remaining accrued dividends of $16,000 and $62,000 was included under current liability as of March 31, 2023 and June 30, 2022, respectively.

17. Subsequent Events

The Company has evaluated events subsequent to March 31, 2023 through the issuance of these unaudited condensed consolidated financial statements and determined that there were no additional events requiring disclosure.

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

Management’s Plan of Operation

OVERVIEW OF OUR BUSINESS

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company developing innovative therapies with anti-infective, oncology, anti-inflammatory and dermatology applications. The Company’s lead drug candidate Brilacidin is in a class of compounds called defensin-mimetics, small compounds that mimic the structure and function of defensins, also known as host defense peptides. The Company’s efforts are primarily focused on business development for the advancement of Brilacidin in the treatment of infectious diseases and Oral Mucositis. Ongoing activities include Brilacidin drug manufacturing, scientific report writing, and supportive research activities. The Company also owns an interest in BT BeaMedical Technologies Ltd. (“BTL”), formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform. Management is focused on other avenues of business development, including, but not limited to, joint ventures, mergers and acquisitions, strategic investments, and licensing agreements, for the purpose of diversifying corporate assets, although there can be no assurances that any agreement will be consummated in the future.

Recent Developments

As of the date of this filing, Brilacidin is being studied by NIH/NIAID-affiliated and other independent researchers funded by US Government grants, as a potential broad-spectrum antifungal. We anticipate these studies to continue as long as researchers remain positive about the antifungal properties and therapeutic potential of Brilacidin and government funding is available.

On February 23, 2023, the Company announced a visit to the headquarters of BT BeaMedical Technologies (“BTL”), a company in which it maintains a minority stake. The development of BTL surgical laser technology for treatment of epilepsy and brain tumors is progressing toward multiple planned FDA submissions.

On March 15, 2023, the Company reported new preclinical antifungal testing of Brilacidin is planned by NIH/NIAID-affiliated and other academic researchers based on positive results obtained to date. Related, Brilacidin in vitro and in vivo antifungal data was presented at two antifungal conferences.

On April 17, 2023, the Company reported antifungal research published in Nature Communications, a peer-reviewed journal. The scientific paper discusses combinations of Brilacidin and other antifungal drugs toward improving treatment outcomes in fungal infections.

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

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed. In late September 2022, Alfasigma notified the Company that a revised clinical development plan for UP/UPS, incorporating regulatory authority feedback, is being enacted. Alteration to treatment duration requires further preclinical research, and the Company was advised by Alfasigma that its Phase 2 multinational clinical trial conduct was estimated to start in 2H2023. In April 2023, Alfasigma did confirm some delay in the progress of the UP/UPS clinical program, which could move out the trial start beyond end of 2023. Brilacidin drug substance is manufactured under direction of the Company as part of the licensing agreement with Alfasigma. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS. There can be no assurance that Alfasigma will meet their estimated timeline.

The Company and Fox Chase Chemical Diversity Center, Inc. (“FCCDC”) have a collaborative research agreement related to an antifungal drug discovery program.  In exchange for a six percent fee tied to all potential future proceeds, the Company granted FCCDC all discovery, intellectual property and commercialization rights related to its share of this joint antifungal drug program which is for a compound other than Brilacidin. On May 3, 2022, the Company received payment of $18,000 from FCCDC based on FCCDC’s third-party license of this compound. Subsequently in January 2023, this third party license was terminated.

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

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study - A Phase 2a trial has previously been completed by the Company, comprised of three sequential cohorts, with progressive dose escalation by cohort: cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed, and Alfasigma has advised the Company that the Phase 2 study start timing may move beyond end of 2023. There can be no assurance that Alfasigma will meet their estimated timeline.

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

Antifungal - Recent data generated from independent researchers suggest Brilacidin has potential to be developed as a novel antifungal agent. Brilacidin converted caspofungin from a fungistatic into a fungicidal drug, enabling it to overcome both drug resistance and biofilm formation. Brilacidin exerted, to a lesser degree, synergistic effects with voriconazole in A. fumigatus. Further in vitro testing showed Brilacidin synergized with caspofungin in C. albicans, C. auris and C. neoformans. In an A. fumigatus immunosuppressed mouse model in invasive pulmonary aspergillosis, Brilacidin plus caspofungin cleared infection in the lungs by almost 95 percent, compared to ~50 percent when each compound was administered individually. In an A. fumigatus mouse model in keratitis, compared to control, Brilacidin reduced fungal burden and disease severity, while also improving corneal thickness. Brilacidin also showed in vitro an additive inhibitory effect when combined with posaconazole in several species of Mucorales, the main etiological agents of mucormycosis, commonly referred to as black fungus. Brilacidin further showed potent in vitro stand-alone efficacy in C. neoformans, a major driver of illness in people living with HIV/AIDS. Brilacidin antifungal data has been presented at scientific conferences. Additional Minimum Inhibitory Concentration (MIC) in vitro testing, via NIH-NIAID-affiliated researchers and a third-party vendor, has shown promising Brilacidin activity in other hard-to-treat fungal pathogens, with further preclinical testing planned.

Expenditures on Brilacidin were approximately $0.1 million and $0.6 million during the three months ended March 31, 2023 and 2022, respectively, and approximately $0.3 million and $2.9 million during the nine months ended March 31, 2023 and 2022, respectively.

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

Management’s Plan of Operation

The Company historically devoted most of its efforts and resources on business development, regulatory matters, and clinical trials. Presently, the Company does not have sufficient financial resources to advance our drug candidates meaningfully. Contingent upon sufficient funding, we anticipate that our efforts would primarily focus on advancement of our drug candidate Brilacidin for decreasing the incidence of severe oral mucositis as a complication of chemoradiation in Oral Mucositis. The antiviral and antifungal properties of Brilacidin also present potential clinical development opportunities going forward should sufficient funding be obtained via grants and/or pharmaceutical company partnerships. In general, we expect to concentrate on product development and engage in a limited way in product discovery, avoiding the significant investment of time and financial resources that is generally required for a promising compound to be identified and brought into clinical trials.

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

The Company is monitoring BTL’s progress in advancing its novel laser-based thermal ablation technology platform targeting epilepsy and oncology procedures. BTL will use the FDA 510(k) pathway to achieve its goal of marketing approval in the United States. BTL recently received certification of ISO13485 for their new facility. ISO 13485 is the medical industry’s medical device standard, which is designed to ensure that all medical devices meet the proper regulatory compliance laws and customer needs.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 2 – Significant Accounting Policies of our 2022 Annual Report on Form 10-K and Note 2 – Significant Accounting Policies in the accompanying financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Recently Issued Accounting Pronouncements

See Note 3. Significant Accounting Policies and Recent Accounting Pronouncements to the condensed consolidated financial statements, for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. Contingent upon sufficient funding, we expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $1.9 million for the next 12 months, including approximately $0.7 million for development activities, supportive research, and drug manufacturing. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise capital from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended March 31, 2023 and 2022

Revenue

We generated no revenue and incurred operating expenses of approximately $0.6 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

Clinical studies and development research, net of reimbursement from vendors	$107,000	$677,000	$(570,000)	(84)%
Employees payroll and payroll tax expenses related to R&D Department	119,000	119,000	—	—%
Stock-based compensation - employee	4,000	30,000	(26,000)	(87)%
Stock-based compensation - consultants	—	10,000	(10,000)	(100)%
Depreciation and amortization expenses	93,000	95,000	(2,000)	(2)%
Total	$323,000	$931,000	$(608,000)	(65)%

Research and development expenses for proprietary programs decreased during the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily due to less spending on our Brilacidin program for the three months ended March 31, 2023.

Employees payroll and payroll tax expenses was consistent during the three months ended March 31, 2023 due to no change in salary paid during the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Stock-based compensation for employees decreased during the three months ended March 31, 2023 due to no new issuance of stock options during the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Stock-based compensation – consultants decreased during the three months ended March 31, 2023 due to no new issuance of stock options during the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

D&O, health and clinical insurance expense	$57,000	$68,000	$(11,000)	(16)%
Directors’ fees	38,000	38,000	—	—%
Rent and utility expense	9,000	17,000	(8,000)	(47)%
Stock-based compensation expense – Officers & Directors	—	166,000	(166,000)	(100)%
Business development expense	—	4,000	(4,000)	(100)%
Other G&A	40,000	27,000	13,000	48%
Total	$144,000	$320,000	$(176,000)	(55)%

General and administrative expenses decreased during the three months ended March 31, 2023, primarily due to a decrease in stock-based compensation expense – Officers & Directors of $166,000 and a decrease in rent and utility expense during the three months ended March 31, 2023.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

Officers’ payroll expenses	$117,000	117,000	$—	—%
Payroll tax expenses	9,000	9,000	—	—%
	$126,000	$126,000	$—	—%

There was no change in officers’ payroll expenses and payroll tax expense during the three months ended March 31, 2023.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$ %

Audit, legal and professional fees	$48,000	$81,000	$(33,000)	(41)%

Professional fees decreased during the three months ended March 31, 2023 primarily related to decrease in legal fees and other professional fees in 2023.

Other Operating Income (Expense)

There was an increase in other operating expense which represents equity in loss from an investment of approximately $38,000 and $0 for the three months ended March 31, 2023 and 2022, respectively (see Note 4. – Equity Investment).

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the three months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

Other income	$—	—	$—	—%
Interest expense – debt	(12,000)	(11,000)	1,000	9%
Interest expense – preferred stock liability	(7,000)	(17,000)	(10,000)	(59)%
Other Income (Expense), net	$(19,000)	$(28,000)	$(9,000)	(32)%

Interest expense – debt increased during the three months ended March 31, 2023 primarily due to an increase in interest paid to a finance company, and offset by a decrease in interest paid on the note payable – related party, because the Company partially paid the note payable balance due to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 12. Convertible Note Payable – Related Party of the Notes to Condensed Consolidated Financial Statements).

Interest expense – preferred stock liability decreased during the three months ended March 31, 2023 primarily due to less accrued dividend for less Series B 5% convertible preferred stock outstanding as of March 31, 2023 compared with March 31, 2022. There was 5% accrued dividend of $7,000 and $17,000 during the three months ended March 31, 2023 and 2022, respectively (see Note 16. – Fair Value Measurement).

Net Losses

We incurred net losses of $0.7 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively, because of the above-mentioned factors.

For the nine months ended March 31, 2023 and 2022

Revenue

We generated no revenue and incurred operating expenses of approximately $2.4 million and $5.5 million for the nine months ended March 31, 2023 and 2022, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

Clinical studies and development research, net of reimbursement from vendors	$908,000	$3,185,000	$(2,277,000)	(71)%
Refunds of unused project deposits	(175,000)	—	(175,000)	—%
Reimbursement for Brilacidin manufacturing expenses	(238,000)	—	(238,000)	—%
Employees payroll and payroll tax expenses related to R&D Department	343,000	524,000	(181,000)	(35)%
Stock-based compensation – employee	40,000	69,000	(29,000)	(42)%
Stock-based compensation – consultants	2,000	51,000	(49,000)	(96)%
Depreciation and amortization expenses	279,000	286,000	(7,000)	(2)%
Total	$1,159,000	$4,115,000	$(2,956,000)	(72)%

Research and development expenses for proprietary programs decreased during the nine months ended March 31, 2023 compared with the nine months ended March 31, 2022, primarily due to less spending on our Brilacidin program, increase in refunds of unused project deposits of $175,000, and increase in reimbursement for Brilacidin manufacturing expenses of $238,000 for the nine months ended March 31, 2023.

Employees payroll and payroll tax expenses decreased during the nine months ended March 31, 2023 due to no bonus paid during the nine months ended March 31, 2023 compared with the nine months ended March 31, 2022.

Stock-based compensation for employee decreased during the nine months ended March 31, 2023 due to no new issuance of stock options during the nine months ended March 31, 2023 compared with the nine months ended March 31, 2022.

Stock-based compensation - consultants decreased during the nine months ended March 31, 2023 due to no new issuance of stock options during the nine months ended March 31, 2023 compared with the nine months ended March 31, 2022.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

D&O, health and clinical insurance expense	$228,000	$208,000	$20,000	10%
Directors’ fees	113,000	113,000	—	—%
Rent and utility expense	33,000	58,000	(25,000)	(43)%
Stock-based compensation expense – Officers & Directors	161,000	277,000	(116,000)	(42%
Business development expense	4,000	29,000	(25,000)	(86)%
Other G&A	87,000	86,000	1,000	1%
Total	$626,000	$771,000	$(145,000)	(19)%

General and administrative expenses decreased during the nine months ended March 31, 2023, primarily due to a decrease in stock-based compensation expense – Officers & Directors of $116,000 and a decrease in rent and utility expense during the nine months ended March 31, 2023.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

Officers’ payroll expenses	$350,000	350,000	$—	—%
Payroll tax expenses	12,000	(42,000)	54,000	129%
	$362,000	$308,000	$54,000	18%

There was no change in officers’ payroll expenses during the nine months ended March 31, 2023. Payroll tax expense increased during the nine months ended March 31, 2023, primarily due to the adjustment to the over-provision for payroll taxes in 2022.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$ %

Audit, legal and professional fees	$209,000	$301,000	$(92,000)	(31)%

Professional fees decreased during the nine months ended March 31, 2023 primarily related to decrease in legal fees and other professional fees in 2023.

Other Operating Income (Expense)

There was an increase in other operating expense which represents equity in loss from an investment of approximately $83,000 and $0 for the nine months ended March 31, 2023 and 2022, respectively (see Note 4. – Equity Investment).

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	For the nine months ended		Change
	March 31,		2023 vs. 2022
	2023	2022	$	%

Other income	$—	172,000	$(172,000)	(100)%
Interest expense – debt	(24,000)	(61,000)	(37,000)	(61)%
Interest expense – preferred stock liability	(24,000)	(31,000)	(7,000)	(23)%
Other Income (Expense), net	$(48,000)	$80,000	$(128,000)	(270)%

There was a decrease in other income that was forgiveness of PPP Loan in 2022.

There was a decrease in interest paid on the note payable – related party, because the Company partially paid the note payable balance due to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 12. Convertible Note Payable – Related Party of the Notes to Condensed Consolidated Financial Statements).

Interest expense – preferred stock liability decreased during the nine months ended March 31, 2023 primarily due to less accrued dividend for less Series B 5% convertible preferred stock outstanding as of March 31, 2023 compared with March 31, 2022. There was 5% accrued dividend of $24,000 and $31,000 during the three months ended March 31, 2023 and 2022, respectively (see Note 16. – Fair Value Measurement).

Net Losses

We incurred net losses of $2.5 million and $5.4 million for the nine months ended March 31, 2023 and 2022, respectively, because of the above-mentioned factors.

Liquidity, Going Concern and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of March 31, 2023, we had approximately $1.9 million in cash compared to $3.8 million of cash as of June 30, 2022, and as of the date of this filing, we have approximately $1.7 million in cash. Contingent upon sufficient funding, we currently anticipate that future budget expenditures will be approximately $1.9 million for the next 12 months, including approximately $0.7 million for development activities, supportive research, and drug manufacturing.

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

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $2.9 million and have incurred losses since inception of $124.6 million. We expect to incur further losses in the development of our business and have been dependent on raising capital to fund operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Shelf Registration Statement - Current Status

The Company does not satisfy the conditions for use of Form S-3 for primary offerings of securities, and as a result, the Company generally may only utilize Form S-1 to register the sale of its securities. Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the nine months ended March 31, 2023 and 2022 (rounded to nearest thousand):

	Nine Months Ended		Change
	March 31,		Increase/
	2023	2022	(Decrease)
			%
Net cash used in operating activities	$(1,737,000)	$(5,322,000)	(67)%
Net cash used in investing activities	(48,000)	(50,000)	(4)%
Net cash provided by (used in) financing activities	(82,000)	3,973,000	(102)%
Net decrease in cash	$(1,867,000)	$(1,399,000)	33%

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2023 and 2022 was $1.7 million and $5.3 million, a decrease of $3.6 million. For the nine months ended March 31, 2023 operating cash flows reflect our net loss of $2.5 million, noncash charges (stock-based compensation expense, amortization expense and equity in loss from investment) of $0.6 million and a net increase from changes in operating assets and liabilities of approximately $0.2 million.

Changes in operating assets and liabilities include increase in accounts payable of $0.1 million and a decrease in prepaid expenses and other assets of $0.1 million, offset by a decrease in operating lease liability of $0.1 million.

Investing Activities

Net cash used in our investing activities for the nine months ended March 31, 2023, as compared to net cash used in our investing activities in 2022, decreased by approximately $2,000. The decrease was due primarily to a decrease in patent costs.

Financing activities

Net cash used in financing activities for the nine months ended March 31, 2023, as compared to net cash provided by our financing activities in 2022, decreased by approximately $4.1 million. The decrease was due primarily to decreases in proceeds from exercise of warrants to purchase Series B Preferred stock.

During the nine months ended March 31, 2023, the Company did not raise any funds and repaid a note payable of $12,000 and paid dividends on preferred stock of $70,000.

During the nine months ended March 31, 2022, the Company raised $5.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock and repaid $1.0 million of a note payable to officer.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $1.9 million for the next 12 months, including approximately $0.7 million for development activities, supportive research, and drug manufacturing. The Company has limited experience with pharmaceutical product development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

As of March 31, 2023, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of March 31, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: May 15, 2023	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

