Form 10-K
period 2023-06-30
Innovation Pharmaceuticals Inc.
filed 2023-09-28
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates on December 31, 2022 was $9,197,344 (484,070,733 shares), based on the closing price of the registrant’s common stock of $0.019.

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 10, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	514,013,755
Common Stock Class B, $0.0001 par value	4,333,936

INNOVATION PHARMACEUTICALS INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2023

PART I

PRELIMINARY NOTES

References in this report to “Innovation Pharmaceuticals,” “Company,” “we,” “us,” and “our” refer to Innovation Pharmaceuticals Inc., unless the context requires otherwise. References herein to our common stock refer to our Class A common stock, par value $0.0001 per share, unless the context requires otherwise. The Company’s common stock is traded under the stock symbol “IPIX” on the OTC Pink.

Our fiscal year ends on June 30. When we refer to a fiscal year or quarter, we are referring to the year in which the fiscal year ends and the quarters during that fiscal year. Therefore, fiscal 2023 refers to the fiscal year ended June 30, 2023.

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

EMA: The European Medicines Agency.

Emergency Use Authorization: An Emergency Use Authorization (EUA) is a mechanism to facilitate the availability and use of medical countermeasures during public health emergencies.

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

Ulcerative Proctitis/Ulcerative Proctosigmoiditis: A mucosal inflammation involving only the rectum or rectum and sigmoid colon (lower end of the colon); a limited form of ulcerative colitis.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; statements relating to potential licensing, partnering or similar arrangements concerning our drug compounds; statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; statements relating to future developments at BT BeaMedical Technologies Ltd.; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern and our capital needs; our ability to fund and successfully progress internal research and development efforts; our ability to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; our ability to achieve certain future regulatory, development and commercialization milestones under our license agreement with Alfasigma S.p.A.; BT BeaMedical Technologies Ltd.’s ability to develop and commercialize its technology; and compliance with regulatory requirements, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

4

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

•

We determined that a material weakness in our internal control over financial reporting existed as of June 30, 2023. If we fail to properly remediate this or any future material weakness or deficiencies, our ability to produce accurate and timely financial statements may be impaired.

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

•

We may elect to deregister our common stock under the Exchange Act and suspend our reporting obligations. Such deregistration and suspension would result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

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

On April 17, 2023, the Company reported the publication of Brilacidin antifungal research in Nature Communications, discussing combinations of Brilacidin and other antifungal drugs toward improving treatment outcomes in fungal diseases. To date, Brilacidin has exhibited varying degrees of antifungal activity in multiple hard-to-treat fungal pathogens.

On June 5, 2023, the Company announced a milestone in the development of BTL’s StingRay Laser System. BTL has completed the manufacture of MRI compatible fiber optic probes, allowing for additional comprehensive integration tests to be performed.

On June 21, 2023, the Company provided an update on U.S. patent applications for Brilacidin. Patents covering Brilacidin use in Inflammatory Bowel Diseases and Coronaviruses have been allowed, with a separate Brilacidin patent application in fungal diseases undergoing review.

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

In July 2019, the Company entered into a license agreement with Alfasigma S.p.A. (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for ulcerative proctitis/ulcerative proctosigmoiditis (“UP/UPS”). The license agreement provides Alfasigma with a right of first refusal for Brilacidin for the treatment of more extensive forms of inflammatory bowel disease (IBD), such as ulcerative colitis and Crohn’s disease, as well as a right of first negotiation for Brilacidin in other gastrointestinal indications. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed. In late September 2022, Alfasigma notified the Company that a revised clinical development plan for UP/UPS, incorporating regulatory authority feedback, is being enacted. In July 2023, Alfasigma confirmed further delay in the progress of the UP/UPS clinical program, without providing an updated timeline. Brilacidin drug substance is manufactured under direction of the Company as part of the licensing agreement with Alfasigma. The Company is eligible to receive $24 million in upfront and milestone payments, and a 6 percent royalty (net sales) upon the successful marketing of Brilacidin for UP/UPS. There can be no assurance that Alfasigma will meet their estimated timeline.

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

Development Programs

Compound	Target/Indication	Clinical Status
Brilacidin	Oral Mucositis (OM)	Phase 2 Study (completed) Phase 3 planned, contingent upon sufficient funding
	Inflammatory Bowel Disease (IBD)	Phase 2 UP/UPS Proof of Concept Study (completed) Phase 1 Safety/toleration/PK of oral dosage form (completed)
	COVID-19	Phase 2 Study (completed)
	ABSSSI (Acute Bacterial Skin and Skin Structure Infection)	Phase 2 (completed)

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

IBD, Ulcerative Proctitis/Proctosigmoiditis (UP/UPS) study - A Phase 2a trial has previously been completed by the Company, comprised of three sequential cohorts, with progressive dose escalation by cohort: cohort A (6 patients) - 50 mg, cohort B (6 patients) - 100 mg, and cohort C (5 patients) - 200 mg, respectively. Treatment with Brilacidin by daily enema administration was performed for 42 days. The primary efficacy endpoint of clinical remission (accounting for stool frequency, rectal bleeding and endoscopy findings subscores) was met by the majority of patients across the cohorts. Brilacidin was generally well-tolerated. Patient quality of life (as assessed by the short inflammatory bowel disease questionnaire, or SIBDQ) showed notable improvements. Limited systemic exposure to Brilacidin was demonstrated as measured by plasma Brilacidin concentrations. In July 2019, the Company entered into a license agreement with Alfasigma, granting Alfasigma the worldwide right to develop, manufacture and commercialize rectally administered Brilacidin for UP/UPS. Phase 1 studies in healthy volunteers using Brilacidin in a proprietary Alfasigma formulation have successfully completed, and Alfasigma has advised the Company that the Phase 2 study has been further delayed without providing an updated timeline.

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

COVID-19 (SARS-CoV-2), Additional Viruses - In December 2020, the U.S. Food and Drug Administrations (FDA) approved the Company’s Investigational New Drug (IND) application to proceed with initiation of a randomized, placebo-controlled Phase 2 clinical trial (NCT04784897) of Brilacidin in moderate-to-severe hospitalized patients with COVID-19. Similar regulatory approval was obtained from the Russian Ministry of Health. This Phase 2 clinical trial of intravenously-administered Brilacidin (3- and 5-day dosing) for COVID-19 conducted at sites in the United States and Russia has since completed (n=120). While the trial’s primary endpoint of time to sustained recovery through Day 29 was not met, patients who started study treatment within fewer than 7 days of onset of COVID-19 symptoms achieved sustained recovery more quickly (Brilacidin 5-dose group versus pooled placebo, p=0.03). Other beneficial treatment effects based on the trial’s primary endpoint of sustained recovery were also observed in subgroups of patients with the highest (upper quartile) baseline values for key COVID-19 biomarkers. On two secondary endpoints, more patients treated with Brilacidin (5-dose group) achieved clinical improvement by 10 days as measured by National Emergency Warning Score 2 (NEWS2) criteria, and the mean change from baseline in NEWS2 was greater for Brilacidin treatment groups at all assessment timepoints. Additionally, under compassionate use of Brilacidin in critical cases of COVID-19, where Brilacidin was administered more frequently and over a longer duration than in the Phase 2 trial, investigators reported positive changes to subject status. Pursing a biomarker-driven approach, increasing Brilacidin dosing, targeting different patient populations, testing Brilacidin in combination with other drugs (e.g., remdesivir, given synergistic in vitro data) -- all are areas under consideration for potential future Brilacidin COVID-19 clinical trials pending obtaining government, partnership-based or other financial support. Antiviral data on Brilacidin in non-SARS-CoV-2 viruses has been generated and presented at scientific conferences.

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

Antifungal - Recent data generated from independent researchers suggest Brilacidin has potential to be developed as a novel antifungal agent. Brilacidin converted caspofungin from a fungistatic into a fungicidal drug, enabling it to overcome both drug resistance and biofilm formation. Brilacidin exerted, to a lesser degree, synergistic effects with voriconazole in A. fumigatus. Further in vitro testing showed Brilacidin synergized with caspofungin in C. albicans, C. auris and C. neoformans. In an A. fumigatus immunosuppressed mouse model in invasive pulmonary aspergillosis, Brilacidin plus caspofungin cleared infection in the lungs by almost 95 percent, compared to ~50 percent when each compound was administered individually. In an A. fumigatus mouse model in ocular keratitis, compared to control, Brilacidin reduced fungal burden and disease severity, while also improving corneal thickness. Brilacidin also showed in vitro an additive inhibitory effect when combined with posaconazole in several species of Mucorales, the main etiological agents of mucormycosis, commonly referred to as black fungus. Brilacidin further showed potent in vitro stand-alone efficacy in C. neoformans, a major driver of illness in people living with HIV/AIDS. Brilacidin antifungal data has been presented at scientific conferences. Additional Minimum Inhibitory Concentration (MIC) in vitro testing, via NIH-NIAID-affiliated researchers and a third-party vendor, has shown promising Brilacidin activity in numerous fungal pathogens. Further preclinical testing of Brilacidin is planned in C. albicans and C. neoformans., including additional in vivo testing in efficacy models.

Expenditures on Brilacidin were approximately $0.3 million and $3.3 million during the years ended June 30, 2023 and 2022, respectively.

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

BT BEAMEDICAL TECHNOLOGIES LTD.

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.) (“BTL”), the inventing company and developer of a novel laser-based thermal ablation technology designed for treatment of previously inoperable cases of epilepsy and for improvement of outcomes and enablement of new treatment options for oncology procedures, including those treating brain, prostate, liver, breast and lung cancers.

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

BTL is pursuing the FDA 510(k) pathway for marketing clearance in the U.S. and the corresponding process for a CE Mark in Europe.

Pursuant to the Purchase Agreement, the Company purchased 55,556 shares of BTL’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BTL’s issued and outstanding equity securities and approximately 41.6% of BTL’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BTL.

INTELLECTUAL PROPERTY

As of June 30, 2023, we had 8 issued patents, and 1 pending patent application relating to Brilacidin, in the United States and other countries. Our issued patents expire between 2024 and 2036. We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.

Patent Write Off

During the fiscal years ended June 30, 2023 and 2022, the Company has written off the patent costs relating to Kevetrin of approximately $0 and $141,000, respectively and included these in general and administrative expenses.

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

Brilacidin also may qualify for priority review. Priority review is available to a drug that treats a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. Priority review designation provides for a six-month review goal for an NDA, rather than the standard 10-month review timeframe.

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

During the year ended June 30, 2022, the Company obtained the approval of the forgiveness of the above mentioned two loans, and the Company recorded the total loan forgiveness of $172,000 under other income. There was no other income in 2023.

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

With respect to Brilacidin, our drug candidate, there are many drugs approved to treat illnesses and infections in the therapeutic areas we are targeting, including inflammatory bowel disease, and ABSSSI, and many more in the publicly disclosed development pipeline. There is no drug yet approved for preventing severe oral mucositis in head and neck cancer patients.

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

EMPLOYEES

As of June 30, 2023, the Company had 4 employees. The Company also conducts its operations using contractors and consultants.

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

We have generated revenue of $0 and $18,000 for the fiscal years ended June 30, 2023 and 2022, respectively and have an accumulated deficit of $125.3 million through June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

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

We currently have an approximate $1.0 million cash balance as of the date of this filing, but that is insufficient to complete the development and commercialization of any of our proposed products. We expect to incur costs of approximately $1.8 million in the upcoming fiscal year ending June 30, 2024 to operate our business in accordance with our business plans and budgets.

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

The most recent manufacturing campaign activities for production of Brilacidin drug substance are ongoing; the process conducted at scale has encountered delays at the third party manufacturing facility with cost overruns, and such delays have prevented the Company from delivering sufficient Brilacidin drug substance requested under a license agreement. There is no assurance the drug substance from this campaign will meet specifications or be received timely.

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

In addition, on June 9, 2022, we invested $4.0 million in BT BeaMedical Technologies Ltd. (“BTL”). We rely on the management team of BTL to advance BTL’s technology, and BTL faces many of the risks described elsewhere in “Risk Factors” that are applicable to the Company. We may not receive an adequate return on our investment in BTL or any return at all.

We determined that a material weakness in our internal control over financial reporting existed as of June 30, 2023. If we fail to properly remediate this or any future material weakness or deficiencies, our ability to produce accurate and timely financial statements may be impaired.

We have identified a material weakness in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that the Company’s accounting procedures relevant to an unconsolidated foreign investment are not sufficiently formal that management can determine whether the applicable control objectives are met and adequate documentation supporting the procedures is in place. Specifically, the Company does not have sufficient controls to conclude that data from the unconsolidated foreign investee underlying the Company’s financial statements is captured completely, accurately and timely, in accordance with the Company’s policies and procedures. This material weakness could result in a misstatement of the recorded equity investment as well as the equity in loss from equity investment that would not be prevented or detected on a timely basis. We may not have the resources to remediate this material weakness in the coming quarters and even if we remediate this material weakness, there can be no assurance that we will not have material weaknesses or deficiencies in our internal control over financial reporting in the future. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

As of September 28, 2023, there were 514.0 million shares of our Class A common stock outstanding and 4.3 million shares of our Class B common stock outstanding. In addition, as of June 30, 2023, there were outstanding stock options, a convertible note and preferred stock representing the potential issuance of approximately an additional 43.8 million shares of our common stock. The issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our common stock available for purchase in the market to exceed the purchase demand for our common stock. Such supply in excess of demand could cause the market price of our common stock to decline.

We may elect to deregister our common stock under the Exchange Act and suspend our reporting obligations. Such deregistration and suspension would result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

Due to the relatively high cost of being a public company in the United States and our limited resources, our Board of Directors may elect to voluntarily deregister our Class A common stock under the Exchange Act and suspend our reporting obligations with the SEC, possibly in combination with beginning to satisfy the alternative reporting standard of the OTC Markets to continue the quotation of our Class A common stock on the OTC Pink. No Board approval of deregistration has taken place, but in the future, the Board may authorize the Company to file with the SEC a Form 15 to voluntarily deregister our Class A common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. If the Board approves such deregistration, we would file a Form 15 and our obligations to file periodic reports, such as annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, would be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities would terminate effective 90 days after the filing of the Form 15. Following any such deregistration and suspension, we would not expect to publish periodic financial information or furnish such information to our stockholders except as may be required by applicable laws or, if the Board so elects, as part of the alternative reporting standard of the OTC Markets, which requires companies to provide less information compared to the requirements under Section 13 and Section 15(d) of the Exchange Act. As a result of the foregoing factors, deregistration may result in less disclosure about us and may negatively affect the liquidity and trading prices of our Class A common stock.

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

As of June 30, 2023, the last closing price of our Class A Common Stock, as quoted on the OTC, was $0.02 per share, and on September 28, 2023, the last closing price was $0.01 per share. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

ITEM 3. LEGAL PROCEEDINGS

On January 22, 2020, the Company filed a complaint against Cummings Properties, LLC in the Superior Court of the Commonwealth of Massachusetts (C.A. No. 20-77CV00101), seeking, among other things, declaratory relief that the lease terminated in September 2018, as the Company’s prior principal executive offices did not automatically extend for an additional five years, return of the Company’s security deposit, and damages. On August 29, 2023, the trial for this case commenced and as of September 28, 2023, this trial is ongoing. The Company is currently unable to determine the probability of the trial outcome or reasonably estimate the loss or gain, if any.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock symbol is “IPIX” and is quoted on the OTC Pink. Quotations on the OTC Pink reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Number of Shareholders

As of September 28, 2023, a total of approximately 514,013,755 shares of the Company’s Class A common stock are outstanding and held by approximately 66 shareholders of record, including Cede & Co., the nominee for the Depository Trust & Clearing Corporation and consequently that number does not include beneficial owners of our common stock who hold their stock in “street name” through their brokers. In addition, as of September 28, 2023, a total of shares of 4,333,936 shares of the Company’s Class B common stock are outstanding and held by one stockholder of record.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our accompanying audited financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition, the following discussion includes certain forward-looking statements. For a discussion of important factors, including factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Annual Report on Form 10-K.

Our fiscal year ends on June 30. When we refer to a fiscal year, we are referring to the year in which the fiscal year ends. Therefore, fiscal 2023 refers to the fiscal year ended June 30, 2023.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 3 – Significant Accounting Policies and Recent Accounting Pronouncements, to the financial statements included in Part II, Item 8 of this 2023 Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Recently Issued Accounting Pronouncements

See Note 3. Significant Accounting Policies and Recent Accounting Pronouncements to the consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K, for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for the next few years. Contingent upon sufficient funding, we expect to incur increasing research and development expenses, including expenses related to additional clinical trials for our proprietary programs. We currently anticipate that future budget expenditures will be approximately $1.8 million for the next 12 months, including approximately $0.6 million for development activities, supportive research, and drug manufacturing. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise capital from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Revenue

We generated revenue of $0 and $18,000 for the fiscal years ended June 30, 2023 and 2022, respectively. Revenue during the fiscal year ended June 30, 2022 represented the payment of $18,000 from FCCDC based on FCCDC’s third-party license of broad-spectrum anti-fungals and a separate agreement between the Company and FCCDC (see Note 8. Exclusive License Agreement and Patent Assignment Agreement of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

We incurred operating expenses of approximately $2.9 million and $6.9 million for the fiscal years ended June 30, 2023 and 2022, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs for the fiscal years presented (rounded to nearest thousand):

	Year ended		Change
	June 30,		2023 vs. 2022
	2023	2022	$	%

Clinical studies and development research	$981,000	$3,631,000	(2,650,000)	(73)%
Refunds of unused project deposits	(175,000)	-	(175,000)	-
Reimbursement for Brilacidin manufacturing expenses	(222,000)	-	(222,000)	-
Employees payroll and payroll tax expenses related to R&D department	459,000	641,000	(182,000)	(28)%
Stock-based compensation - employee	44,000	100,000	(56,000)	(56)%
Stock-based compensation - consultants	2,000	60,000	(58,000)	(97)%
Depreciation and amortization expenses	373,000	382,000	(9,000)	(2)%
Total	$1,462,000	$4,814,000	(3,352,000)	(70)%

Fiscal 2023 compared to Fiscal 2022 - Research and development expenses for proprietary programs decreased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to less spending on our Brilacidin program for the fiscal year 2023.

Employees payroll and payroll tax expenses decreased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to no bonus paid during the year ended June 30, 2023.

Stock-based compensation for employees decreased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to no new stock options being issued to employees during the year ended June 30, 2023.

Stock-based compensation - consultants decreased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to no new stock options being issued to consultants during the year ended June 30, 2023.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2023 vs. 2022
	2023	2022	$	%

Insurance and health expense	$287,000	$277,000	10,000	4%
Directors’ fees	150,000	150,000	-	0%
Rent and utility expense	41,000	74,000	(33,000)	(45)%
Stock-based compensation - officers & directors	161,000	423,000	(262,000)	(62)%
Business development expense	5,000	29,000	(24,000)	(83)%
Patent write off	-	141,000	(141,000)	(100)%
Other G&A	106,000	129,000	(23,000)	(18)%
Total	$750,000	$1,223,000	(473,000)	(39)%

Fiscal 2023 compared to Fiscal 2022 - General and administrative expenses decreased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to the decrease in stock-based compensation - officers & directors of $262,000, a decrease in patent write off relating to Kevetrin of $141,000, and a decrease in other G&A expense of $23,000 due to less business development consultants’ fees and business events during the year ended June 30, 2023. Stock-based compensation for officers and directors decreased during the year ended June 30, 2023 due to no new stock options being issued to officers and directors during the year ended June 30, 2023 compared with the year ended June 30, 2022.

Officer’s payroll and payroll tax expenses

Below is a summary of our officer’s payroll and payroll tax expenses (rounded to nearest thousand):

	Year ended		Change
	June 30,		2023 vs. 2022
	2023	2022	$ %

Officers’ payroll and payroll tax expenses	$482,000	$428,000	54,000	13%

Fiscal 2023 compared to Fiscal 2022 – Officers’ payroll and payroll tax expenses increased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to the increase in officers’ payroll taxes.

Professional fees

Below is a summary of our professional fees (rounded to nearest thousand):

	Year ended		Change
	June 30,		2023 vs. 2022
	2023	2022	$ %

Audit Fee, legal and professional fees	$245,000	$452,000	(207,000)	(46)%

Fiscal 2023 compared to Fiscal 2022 - Professional fees decreased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily related to fewer transactions in fiscal 2023. Professional fees during the year ended June 30, 2022 primarily related to the 2020 Securities Purchase Agreement and issuance of Series B-2 preferred stock.

Other Operating Income and (Loss)

	Year ended		Change
	June 30,		2023 vs. 2022
	2023	2022	$ %

Equity in loss from equity investment	$172,000	$22,000	150,000	682%

Fiscal 2023 compared to Fiscal 2022 – Other operating loss increased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to the increase in equity loss from the equity investment (see Note 4. - Equity Investment of the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K).

Other Income (Expense)

Below is a summary of our other income (expense) (rounded to nearest thousand):

	Year ended		Change
	June 30,		2023 vs. 2022
	2023	2022	$	%

Other income	$-	$172,000	(172,000)	(100)%
Change in fair value of preferred stock	-	(177,000)	(177,000)	(100)%
Interest expense - debt	(28,000)	(68,000)	(40,000)	(59)%
Interest expense - preferred stock liability	(29,000)	(47,000)	(18,000)	(38)%
Other Income (Expense), net	$(57,000)	$(120,000)	(63,000)	(53)%

Fiscal 2023 compared to Fiscal 2022 - Other income (expense), net decreased during the year ended June 30, 2023 compared with the year ended June 30, 2022, primarily due to the decrease in other income of $172,000 related to no forgiveness of the PPP Loan in 2023, a decrease in change in fair value of preferred stock of $177,000 related to series B-2 preferred stock, and a decrease in interest expense of $40,000, because the Company repaid $1,033,000 of note payable to Mr. Ehrlich, the Company’s Chairman and CEO during the year ended June 30, 2022.

There was a decrease in interest expense - preferred stock liability during the year ended June 30, 2023 compared with the year ended June 30, 2022, due to the less outstanding of series B-2 preferred stock during the year ended June 30, 2023.

Net Losses

We incurred net losses of $3.2 million and $7.0 million for the years ended June 30, 2023 and 2022, respectively, because of the above-mentioned factors.

Liquidity, Going Concern and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of June 30, 2023, we had approximately $1.5 million in cash compared to $3.8 million of cash as of June 30, 2022, and as of the date of this filing, we have approximately $1.0 million in cash. Contingent upon sufficient funding, we currently anticipate that future budget expenditures will be approximately $1.8 million for the next 12 months, including approximately $0.6 million for development activities, supportive research, and drug manufacturing.

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

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $3.4 million and have incurred losses since inception of $125.3 million. We expect to incur further losses in the development of our business and have been dependent on raising capital to fund operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Shelf Registration Statement - Current Status

The Company does not satisfy the conditions for use of Form S-3 for primary offerings of securities, and as a result, the Company generally may only utilize Form S-1 to register the sale of its securities. Form S-1 offers less flexibility on the timing and types of offerings compared to Form S-3.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the years ended June 30, 2023 and 2022 (rounded to nearest thousand):

	Year ended		Change
	June 30,		Increase/
	2023	2022	(Decrease)
			%
Net cash used in operating activities	$(2,106,000)	$(6,280,000)	(66)%
Net cash used in investing activities	(60,000)	(4,080,000)	(99)%
Net cash provided by (used in) financing activities	(123,000)	3,973,000	(103)%
Net decrease in cash	$(2,289,000)	$(6,387,000)	(64)%

Operating Activities

Net cash used in operating activities for the years ended June 30, 2023 and 2022 was $2.1 million and $6.3 million, a decrease of $4.2 million. For the year ended June 30, 2023, operating cash flows reflect our net loss of $3.2 million, noncash charges (stock-based compensation expense, amortization expense and equity in loss from investment) of $0.8 million and a net increase from changes in operating assets and liabilities of approximately $0.3 million. Changes in operating assets and liabilities include an increase in accounts payable of $0.4 million and an increase in accrued officers’ salaries and payroll taxes of $0.1 million, offset by a decrease in operating lease liability of $0.2 million.

For the year ended June 30, 2022, operating cash flows reflect our net loss of $7.0 million, noncash charges (stock-based compensation expense, amortization expense and equity in loss from investment) of $1.1 million and a net decrease from changes in operating assets and liabilities of approximately $0.4 million. Changes in operating assets and liabilities include a decrease in accrued expense of $0.2 million, a decrease in accrued officers’ salaries and payroll taxes of $0.4 million, a decrease in operating lease liability of $0.2 million, offset by an increase in accounts payable of $0.4 million.

Investing activities

Net cash used in our investing activities for the year ended June 30, 2023, as compared to net cash used in our investing activities in 2022, decreased by approximately $4.0 million. The decrease was due primarily to a decrease in the contribution of equity investment in 2023 as compared to the investment in BTL in 2022.

Financing activities

Net cash used in financing activities for the year ended June 30, 2023, as compared to net cash provided by our financing activities in 2022, decreased by approximately $4.1 million. The decrease was due primarily to decreases in proceeds from exercise of warrants to purchase Series B Preferred stock.

During the year ended June 30, 2023, the Company did not raise any funds and repaid a note payable of $37,000 and paid dividends on preferred stock of $86,000.

During the year ended June 30, 2022, the Company raised $5.0 million in net cash proceeds, from exercise of warrants to purchase preferred stock and repaid $1.0 million of a note payable to officer.

Requirement for Additional Working Capital

The Company, contingent on future sales of its securities, currently expects to incur total operating expenses of approximately $1.8 million for the next 12 months, including approximately $0.6 million for development activities, supportive research, and drug manufacturing. The Company has limited experience with pharmaceutical product development. As such, this budget estimate may change in the future. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or a change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget and on our projected timeline of drug development.

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

Equity Transactions

During the year ended June 30, 2023, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 260 shares of Series B-2 preferred stock into a total of approximately 25,690,759 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $0.3 million as additional paid-in capital at par value. The Company reversed the amount of approximately $0.3 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INNOVATION PHARMACEUTICALS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Innovation Pharmaceutical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovation Pharmaceuticals, Inc. (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 28, 2023

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND 2022

(Rounded to nearest thousand except for share data)

	June 30,	June 30,
	2023	2022
ASSETS
Current Assets:
Cash	$1,518,000	$3,807,000
Prepaid expenses and other current assets	116,000	145,000
Total Current Assets	1,634,000	3,952,000

Equity investment	3,806,000	3,978,000

Other Assets:
Patent costs - net	1,999,000	2,312,000
Deferred offering costs	—	59,000
Security deposit	78,000	78,000
Total Other Assets	2,077,000	2,449,000
Total Assets	$7,517,000	$10,379,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$2,985,000	$2,567,000
Accrued expenses - (including related party accruals of approx. $24,000 and $12,000, respectively)	73,000	92,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,613,000 and $1,563,000, respectively)	1,690,000	1,640,000
Operating lease - current liability	55,000	197,000
Convertible note payable - related party	213,000	250,000
Accrued dividend - Series B 5% convertible preferred stock	5,000	62,000
Total Current Liabilities	5,021,000	4,808,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 360 shares and 620 shares issued and outstanding at June 30, 2023 and 2022, respectively	457,000	786,000
Operating lease - long term liability	—	55,000
Total Liabilities	5,478,000	5,649,000

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	—	—
Common Stock - Class A, $0.0001 par value, 600,000,000 shares authorized, 522,529,811 and 496,741,729 shares issued as of June 30, 2023 and 2022, respectively, 514,013,755 and 488,225,673 shares outstanding as of June 30, 2023 and 2022, respectively.	51,000	49,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, 6,692,473 shares and 18,000,000 shares issued as of June 30, 2023 and June 30, 2022, and 4,333,936 shares and 15,641,463 shares outstanding as of June 30, 2023 and June 30, 2022, respectively	1,000	2,000
Additional paid-in capital	129,566,000	129,090,000
Accumulated deficit	(125,325,000)	(122,157,000)
Treasury Stock, at cost (10,874,593 shares as of June 30, 2023 and 2022, respectively)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	2,039,000	4,730,000
Total Liabilities and Stockholders’ Equity	$7,517,000	$10,379,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Rounded to nearest thousand except for shares and per share data)

	For the Years Ended
	June 30,
	2023	2022

Revenues	$—	$18,000

Operating expenses:
Research and development expenses	1,462,000	4,814,000
General and administrative expenses	750,000	1,223,000
Officers’ payroll and payroll tax expenses	482,000	428,000
Professional fees	245,000	452,000
Total operating expenses	2,939,000	6,917,000

Other Operating Income and (Loss)
Equity in loss from equity investment	(172,000)	(22,000)
Total Other Operating Income and (Loss)	(172,000)	(22,000)

Loss from operations	(3,111,000)	(6,921,000)

Other income (expenses)
Other income	—	172,000
Change in fair value of preferred stock	—	(177,000)
Interest expense - debt	(28,000)	(68,000)
Interest expense - preferred stock	(29,000)	(47,000)
Total other income (expenses)	(57,000)	(120,000)

Loss before provision for income taxes	(3,168,000)	(7,041,000)
Provision for income taxes	-	-
Net loss	$(3,168,000)	$(7,041,000)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	505,767,599	503,867,136

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Rounded to nearest thousand, except for shares data):

	Common Stock A		Common Stock B		Additional
	Par Value		Par Value		Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2021	418,157,142	$42,000	15,641,463	$2,000	$124,835,000	$(115,116,000)	10,874,593	$(2,254,000)	$7,509,000

Offering cost	-	-	-	-	(718,000)	-	-	-	(718,000)
Conversion of 4,452 preferred stock into 69,901,865 common stocks	69,901,865	7,000	-	-	4,367,000	-	-	-	4,374,000
Shares issued for exercise of stock options	166,666	-	-	-	23,000	-	-	-	23,000
Shares issued to employee for services	-	-	-	-	8,000	-	-	-	8,000
Stock options issued to consultant for services	-	-	-	-	60,000	-	-	-	60,000
Stock options issued to director for services	-	-	-	-	423,000	-	-	-	423,000
Stock options issued to employee for services	-	-	-	-	92,000	-	-	-	92,000
Net loss	-	-	-	-	-	(7,041,000)	-	-	(7,041,000)
Balance at June 30, 2022	488,225,673	49,000	15,641,463	2,000	129,090,000	(122,157,000)	10,874,593	(2,254,000)	4,730,000

	Common Stock A		Common Stock B		Additional
	Par Value		Par Value		Paid-in	Accumulated	Treasury Stock
	Shares	$0.0001	Shares	$0.0001	Capital	Deficit	Shares	Amount	Total

Balance at June 30, 2022	488,225,673	49,000	15,641,463	2,000	129,090,000	(122,157,000)	10,874,593	(2,254,000)	4,730,000

Restricted common stock award issued to employee for services	97,323	-	-	-	-	-	-	-	-
Offering cost	-	-	-	-	(59,000)	-	-	-	(59,000)
Shares surrendered by Stockholder	-		(11,307,527)	(1,000)	1,000				-
Conversion of 260 preferred stock into 25,690,759 common stocks	25,690,759	2,000	-	-	327,000	-	-	-	329,000
Stock options issued to consultant for services	-	-	-	-	3,000	-	-	-	3,000
Stock options issued to director for services	-	-	-	-	161,000	-	-	-	161,000
Stock options issued to employee for services	-	-	-	-	39,000	-	-	-	39,000
Shares issued to employee for services	-	-	-	-	4,000	-	-	-	4,000
Net loss	-	-	-	-	-	(3,168,000)	-	-	(3,168,000)

Balance at June 30, 2023	514,013,755	51,000	4,333,936	1,000	129,566,000	(125,325,000)	10,874,593	(2,254,000)	2,039,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Rounded to nearest thousand)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,168,000)	$(7,041,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Patent write off	-	141,000
Stock based compensation	207,000	583,000
Amortization of patent costs	373,000	382,000
Gain on forgiveness of loans payable	-	(172,000)
Change in fair value of preferred stock	-	177,000
Equity in loss from equity investment	172,000	22,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	29,000	350,000
Accounts payable	418,000	4,000
Accrued expenses	(19,000)	(256,000)
Accrued officers’ salaries and payroll taxes	50,000	(352,000)
Operating lease liability	(197,000)	(165,000)
Accrued dividend	29,000	47,000
Net cash used in operating activities	(2,106,000)	(6,280,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment contribution	-	(4,000,000)
Patent costs	(60,000)	(80,000)
Net cash used in investing activities	(60,000)	(4,080,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of preferred stock warrants	-	4,983,000
Proceeds from exercise of stock options	-	23,000
Repayment of note payable to officer	(37,000)	(1,033,000)
Dividend paid to Preferred stockholders	(86,000)	-
Net cash provided by (used in) financing activities	(123,000)	3,973,000

NET INCREASE (DECREASE) IN CASH	(2,289,000)	(6,387,000)
CASH, BEGINNING OF YEAR	3,807,000	10,194,000
CASH, END OF YEAR	$1,518,000	$3,807,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$12,000	$59,000

Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW
INVESTING AND FINANCING ACTIVITIES
Cancellation of 6,980,583 Class A shares for the purchase of 13,072,730 shares of Common Stock Class B	$1,000	$-
Conversion of Series B convertible preferred stock to Common stock	$329,000	$4,374,000

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

The Company is a clinical stage biopharmaceutical company. The Company’s common stock is quoted on the OTC Pink, symbol “IPIX.”

Basis of Consolidation

These consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the years ended June 30, 2023 and 2022.

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

2. Liquidity, Going Concern and Management’s Plan

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended June 30, 2023, the Company had a net loss of $3.2 million and negative cash flow from operations of $2.1 million. As of June 30, 2023, the Company has negative working capital of $3.4 million. As of June 30, 2023, the Company’s cash amounted to $1.5 million and current liabilities amounted to $5.0 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash

Cash consists of bank deposits. There were no cash equivalents at June 30, 2023 and 2022.

Intangible Assets - Patents

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. These costs are amortized on a straight-line basis over a 12 - 17 years life from the date of patent filing. All costs associated with abandoned patent applications are expensed. In addition, the Company will review the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. As of June 30, 2023 and 2022, carrying value of patents was approximately $1,999,000 and $2,312,000, respectively. Amortization expense for the fiscal years ended June 30, 2023 and 2022, was approximately $373,000 and $382,000, respectively.

As of June 30, 2023, the Company expensed the costs associated with obtaining patents that have not yet resulted in products or gained market acceptance and the Company has or will let these patents go abandoned. During the years ended June 30, 2023 and 2022, the patent expenses were insignificant.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. During the years ended June 30, 2023 and 2022, the Company recorded patent write offs of approximately $0 and $141,000, respectively, and included them in general and administrative expenses.

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

Expenditures for research, development, and engineering of products are expensed as incurred. For the years ended June 30, 2023 and 2022, the Company incurred approximately $1.5 million and $4.8 million of research and development costs, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit and checking accounts that at times exceed federally insured limits of $250,000. Approximately $1.3 million is subject to credit risk at June 30, 2023. However, these cash balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

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

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net income (loss) per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the years ended June 30, 2023 and 2022, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	Year Ended
	June 30,
	2023	2022
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Class A common stock	495,764,410	488,225,673
Class B common stock	10,003,189	15,641,463
Total weighted average shares outstanding	505,767,599	503,867,136

Antidilutive securities not included:
Stock options	7,778,269	8,268,269
Stock options arising from convertible note payable and accrued interest	457,467	508,448
Restricted stock grants	19,463	58,392
Convertible preferred stock	35,571,821	36,000,000
Total	43,827,020	44,835,109

Treasury Stock

The Company accounts for treasury stock using the cost method. The 10,874,593 treasury shares include 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of June 30, 2023 and 2022 (see Note 15. Equity Transactions).

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

Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. The financial assets of the Company in scope of ASU 2016-13 will primarily be accounts receivable. The Company will estimate an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. In estimating the allowance for expected credit losses, consideration will be given to the current aging of receivables, historical experience, and a review for potential bad debts. The Company adopted this guidance in the first quarter of fiscal 2023 and it did not have an impact on its results of operations, financial position, and disclosures.

4. Equity Investment

BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.)

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a company established under the laws of the State of Israel (“BTL”), pursuant to which the Company purchased 55,556 shares of BTL’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BTL’s issued and outstanding equity securities and approximately 41.6% of BTL’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BTL. The Company therefore recorded an equity investment on our June 30, 2023 and 2022 consolidated balance sheets.

The Company’s equity in losses in excess of its investment are accounted for under the equity method and consisted of the following as of June 30, 2023 and June 30, 2022 (rounded in nearest thousand):

	June 30,	June 30,
	2023	2022
BT BeaMedical Technologies Ltd.
Ownership Interest	35.7%	35.7%
Carrying Amount
Total contributions	$4,000,000	$4,000,000
Less: Share of the loss in investment in BTL	(194,000)	(22,000)
Equity losses in excess of investment	$3,806,000	$3,978,000

The Company invested $4,000,000 in BTL as of June 30, 2023 and 2022. The cash balance in BTL at June 30, 2023 was approximately $0.6 million and the short-term time deposits in BTL at June 30, 2023 was approximately $2.7 million.

During the year ended June 30, 2023, BTL incurred a loss of approximately $481,000, and accordingly, the Company recorded its share of the loss in investment in BTL, in accordance with the provisions in the purchase agreement, of approximately $172,000 in the accompanying consolidated statement of operations.

During for the period from June 9, 2022 (date of acquisition) to June 30, 2022, BTL incurred a loss of approximately $63,000, and accordingly, the Company recorded its share of the loss in investment in BTL, in accordance with the provisions in the purchase agreement, of approximately $22,000 in the accompanying consolidated statement of operations.

Summarized balance sheet information for the Company’s equity method investee BTL as of June 30, 2023 and 2022 is presented in the following table (rounded to nearest thousand):

	June 30,	June 30,
BT BeaMedical Technologies Ltd.	2023	2022
Assets
Cash	$575,000	$3,850,000
Short term investment	2,694,000	—
Other current assets	144,000	1,000
Total current assets	$3,413,000	$3,851,000
Long-term assets	162,000	—
Total assets	$3,575,000	$3,851,000

Liabilities and equity
Current liabilities	$230,000	$195,000
Long-term liabilities	101,000	—
Total liabilities	$331,000	$195,000
Equity
Equity	$3,804,000	$3,735,000
Accumulated deficits	(560,000)	(79,000)
Total equity	3,244,000	3,656,000
Total liabilities and equity	$3,575,000	$3,851,000

Summarized income statement information for the Company’s equity method investee BTL is presented in the following table for the period from June 9, 2022 (date of acquisition) to June 30, 2022 and for the year ended June 30, 2023 (rounded to nearest thousand):

		For the period
		From June 9, 2022
	For the Year Ended	(date of acquisition)
	June 30,	to June 30,
BT BeaMedical Technologies Ltd.	2023	2022

Net sales and revenue	$25,000	$—

Research and development costs	$533,000	$7,000
Administrative expenses	100,000	55,000
Total operating expense	633,000	62,000

Loss from operations	$(608,000)	$(62,000)
Other income (expense)	127,000	(1,000)
Net loss	$(481,000)	$(63,000)

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	June 30, 2023	June 30, 2022

Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Kevetrin and related compounds	17	1,206,000	1,146,000
Total patents cost		5,432,000	5,372,000
Less: Accumulated amortization		(3,433,000)	(3,060,000)
Patents, net		$1,999,000	$2,312,000

The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition.

Amortization expense for the years ended June 30, 2023 and 2022 was approximately $373,000 and $382,000, respectively. The Company wrote off the patent costs relating to Kevetrin of approximately $141,000 during the fourth quarter of 2022 due to discontinuation of its Kevetrin program.

At June 30, 2023, the future amortization period for all patents was approximately 2.18 years to 16.75 years. Future estimated amortization expenses are approximately $372,000 for each year from 2024 to 2025, $362,000 for the year ending June 30, 2026, $360,000 for the year ending June 30, 2027 and a total of $533,000 for the year ending June 30, 2028 and thereafter.

6. Accrued Expenses - Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	June 30, 2023	June 30, 2022

Accrued research and development consulting fees	$49,000	$80,000
Accrued rent - related parties (Note 11. Related Party Transactions)	8,000	8,000
Accrued interest - related parties (Note 12. Convertible Note Payable - Related Party)	16,000	4,000

Total	$73,000	$92,000

7. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	June 30, 2023	June 30, 2022

Accrued salaries - related parties	$1,543,000	$1,492,000
Accrued payroll taxes - related parties	71,000	71,000
Withholding tax - payroll	76,000	77,000

Total	$1,690,000	$1,640,000

8. Exclusive License Agreement and Patent Assignment Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed Phase 1 clinical research with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. The Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019 and the Company did not receive any further milestone payment during the years ended June 30, 2023 and 2022.

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

The components of lease expense and supplemental cash flow information related to leases for the year are as follows:

Year Ended June 30, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s consolidated statement of operations)	$26,000
Variable lease cost	12,000
$38,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the year ended June 30, 2023	$197,000
Weighted average remaining lease term – operating leases (in years)	0.25
Average discount rate – operating leases	18%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2023
Operating leases
Short-term operating lease liabilities	$55,000
Long-term operating lease liabilities	—

Total operating lease liabilities	$55,000

The following table provides maturities of the Company’s lease liabilities at June 30, 2024 as follows:

Operating Leases
Fiscal Year Ending June 30,

2024 (remaining 3 months)	$56,000
Total lease payments	56,000
Less: Imputed interest/present value discount	(1,000)

Present value of lease liabilities	$55,000

Operating lease cost for the years ended June 30, 2023 and 2022 was approximately $26,000 and $59,000, respectively.

10. Commitments and Contingencies

Litigation

On January 22, 2020, the Company filed a complaint against Cummings Properties, LLC in the Superior Court of the Commonwealth of Massachusetts (C.A. No. 20-77CV00101), seeking, among other things, declaratory relief that the lease terminated in September 2018, as the Company’s prior principal executive offices did not automatically extend for an additional five years, return of the Company’s security deposit, and damages. On August 29, 2023, the trial for this case commenced and as of September 28, 2023, this trial is ongoing. The Company is currently unable to determine the probability of the trial outcome or reasonably estimate the loss or gain, if any.

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $0.6 million to contract research organizations as of June 30, 2023. Expenses are recognized when services are performed by the contract research organizations.

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

As of June 30, 2023 and 2022, all of the above disputed invoices were reflected as current liabilities.

11. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD to conduct research study. At June 30, 2023 and 2022, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, the Company’s ex-principal shareholder and Director, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

Since September 1, 2013, the Company no longer leases space from KARD. As of June 30, 2023 and 2022, rent payables to KARD of approximately $8,000, were included in accrued expenses.

12. Convertible Note Payable - Related Party

The Ehrlich Promissory Note C is an unsecured demand note with Mr. Ehrlich, the Company’s Chairman and CEO, that originated in 2010, bears 9% simple interest per annum and is convertible into the Company’s Class A common stock at $0.50 per share.

On December 29, 2010, the Company issued 18,000,000 Equity Incentive Options to purchase Class B common stock to Mr. Ehrlich, which are exercisable at $0.11 per share. On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan of approximately $2,022,000 and agreed to change the interest rate from 9% simple interest to 10% simple interest, and the Company issued 2,000,000 Equity Incentive Options exercisable at $0.51 per share equal to 110% of the closing bid price of $0.46 per share on May 7, 2012. All these stock options were valid for ten years from the date of issuance and expired in May, 2022.

During the years ended June 30, 2023 and 2022, the Company repaid the principal of $37,000 and $1,033,000, respectively to Mr. Ehrlich. As of June 30, 2023 and 2022, the principal balance of this convertible note payable to Mr. Ehrlich was approximately $213,000 and $250,000, respectively.

As of June 30, 2023 and 2022, the balance of accrued interest payable was $16,000 and $4,000, respectively (see Note 6. Accrued Expenses - Related Parties and Other).

As of June 30, 2023 and 2022, the total outstanding balances of principal and interest were approximately $229,000 and $254,000, respectively.

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

14. Equity Incentive Plans, Stock-Based Compensation, Exercise of Stock Options and Warrants Outstanding

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

Stock Options

The fair value of stock options granted during the year ended June 30, 2022 was estimated on the date of grant using the Black-Scholes-Merton Model that uses assumptions noted in the following table. There was no option grant during the year ended June 30, 2023.

Year ended June 30,
2022
Expected term (in years)	5-10
Expected stock price volatility	80.84% to 112.37%
Risk-free interest rate	0.69% to 1.61%
Expected dividend yield	0

The components of stock-based compensation expense included in the Company’s Statements of Operations for the years ended June 30, 2023 and 2022 are as follows (rounded to nearest thousand):

	Years ended June 30,
	2023	2022

Research and development expenses	$46,000	$160,000
General and administrative expenses	161,000	423,000
Total stock-based compensation expense	$207,000	$583,000

During the year ended June 30, 2023 and 2022

Directors and Employee

On October 10, 2021, the Compensation Committee approved the issuance of 1 million stock options to purchase shares of the Company’s common stock each to 2 independent directors of the Company, and 1 million stock options to purchase shares of Company’s common stock to Mr. Ehrlich, the CEO, which are exercisable for 10 years at $0.24 per share of common stock. These 3 million stock options with 1 year vesting period were valued at approximately $585,000. During the years ended June 30, 2023 and 2022, the Company recorded approximately $161,000 and $423,000 of stock-based compensation costs, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On October 10, 2021, the Company also issued to Ms. Jane Harness, the Senior Vice President, Clinical Sciences and Portfolio Management of the Company, 500,000 stock options to purchase common stock, which are exercisable for 10 years at $0.24 per share of common stock. These stock options with 1 year vesting period were valued at approximately $98,000. During the years ended June 30, 2023 and 2022, the Company recorded approximately $27,000 and $71,000 of related stock-based compensation cost, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On September 11, 2020, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 stock options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the years ended June 30, 2023, the Company recorded approximately $15,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $11,000 of stock option expense and $4,000 of stock awards. During the years ended June 30, 2022, the Company recorded approximately $15,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $11,000 of stock option expense and $4,000 of stock awards.

On September 1, 2019, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 stock options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $20,000, based on the closing bid price as quoted on the OTC on August 30, 2019 at $0.132 per share. During the years ended June 30, 2023, the Company recorded approximately $1,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $1,000 of stock option expense. During the years ended June 30, 2022, the Company recorded approximately $9,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $6,000 of stock option expense and $3,000 of stock awards.

Consultants

On January 1, 2022, the Company agreed to issue stock options to purchase 75,000 shares of the Company’s common stock to one consultant for his one-year contract. These stock options were issued with an exercise price of $0.044 per share and vest 33 1/3% on January 1, 2022, 33 1/3% on July 1, 2022 and 33 1/3% on January 1, 2023. The value of these stock options was approximately $3,000. During the years ended June 30, 2023 and 2022, the Company recorded approximately $1,000 and $2,000 of related stock-based compensation. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 30, 2021, the Company agreed to issue stock options to purchase 100,000 shares of the Company’s common stock to one consultant for his one-year contract. These stock options were issued with an exercise price of $0.27 per share and vest 33 1/3% on July 30, 2021, 33 1/3% on January 30, 2022, and 33 1/3% on July 30, 2022. The value of these stock options was approximately $19,000. During the years ended June 30, 2023 and 2022, the Company recorded approximately $2,000 and $18,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

On July 1, 2021, the Company agreed to issue stock options to purchase 225,000 shares of the Company’s common stock to one consultant for his one-year contract. These stock options were issued with an exercise price of $0.21 per share and vest 33 1/3% on July 1, 2021, 33 1/3% on January 1, 2022, and 33 1/3% on July 1, 2022. The value of these stock options was approximately $33,000. During the years ended June 30, 2023 and 2022, the Company recorded $0 and approximately $32,000 of related stock-based compensation, respectively. The assumptions used in the Black-Scholes-Merton option-pricing model are disclosed above.

Exercise of Stock Options

There was no exercise of stock options to purchase Class B common stock during the years ended June 30, 2023 and 2022. During the year ended June 30, 2022, the Company received approximately $23,000 of net proceeds from the exercise of 166,666 stock options to purchase Class A common stock at $0.14 per share.

Forfeiture of Stock Options

There was forfeiture of 490,000 stock options and 2,245,000 stock options to purchase Class A common stock during the years ended June 30, 2023 and 2022, respectively, relating to the expiry of stock options of consultants.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2021	6,779,935	$0.35	4.45	$345,923
Granted	3,900,000	$0.24	8.75	—
Exercised	(166,666)	$0.14	—	—
Forfeited/expired	(2,245,000)	$0.54	—	—
Outstanding at June 30, 2022	8,268,269	$0.25	6.91	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited/expired	(490,000)	$0.50	—	—
Outstanding at June 30, 2023	7,778,269	$0.23	6.31	$—
Exercisable at June 30, 2023	7,720,607	$0.23	6.30	$—
Unvested stock options at June 30, 2023	57,662	$0.22	7.21	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awards outstanding at June 30, 2021	116,786	$0.22
Total shares granted	—	$—
Total shares vested	(58,394)	$0.25
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2022	58,392	$0.19

Total shares granted	—	$—
Total shares vested	(38,928)	$0.18
Total shares forfeited	—	$—
Total unvested shares outstanding at June 30, 2023	19,464	$0.22

Scheduled vesting for outstanding restricted stock awards at June 30, 2023 is as follows:

	Year Ending June 30,
	2024	Total

Scheduled vesting	19,464	19,464

As of June 30, 2023, there was approximately $1,000 of net unrecognized compensation cost related to unvested restricted stock-based compensation arrangements. This compensation is recognized on a straight-line basis resulting in approximately $1,000 of compensation expected to be expensed over the next twelve months, and the total unrecognized stock-based compensation expense having a weighted average recognition period of 0.2 years.

15. Equity Transactions

$30 million Class A Common Stock Purchase Agreement with Aspire Capital

On July 31, 2020, the Company entered into the 2020 Stock Purchase Agreement (the “2020 Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $30.0 million of the Company’s common stock over the 24-month term of the Agreement. In consideration for entering into the 2020 Purchase Agreement, the Company issued to Aspire Capital 6,250,000 shares of its Class A Common Stock as a commitment fee. The commitment fee of approximately $1.4 million was recorded as deferred financing costs and additional paid-in capital and this asset was be amortized over the life of the 2020 Purchase Agreement. All deferred offering costs were fully amortized on July 31, 2022 (date of expiration of the agreement).

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

The Company recorded the December 9, 2020 issuance of 3,053 shares Series B-2 Preferred Stock at approximately $2.1 million and the underlying Series 1 and Series 2 warrants at approximately $0.9 million in total by allocating the gross proceeds to Series B-2 preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $1.8 million associated with the issuance of the 3,053 shares of Series B-2 preferred stock to additional paid-in capital. The Company then recorded interest of approximately $2.7 million for the BCF and warrant discounts as a first day interest given that the Series B-2 convertible preferred shares can be converted at any time to common stock and given no set term.

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

The Company recorded the February 8, 2021 issuance of 2,036 shares Series B-2 Preferred Stock at approximately $1.5 million and the underlying Series 1 and Series 2 warrants at approximately $0.5 million in total by allocating the gross proceeds to Series B-2 preferred stock (without the warrants) and warrants based on their relative fair values or direct valuation as appropriate. The Company recorded BCF of approximately $1.5 million associated with the issuance of the 2,036 shares of Series B-2 preferred stock to additional paid-in capital. The Company then recorded interest of approximately $2.0 million for the BCF and warrant discounts as a first day interest given that the Series B-2 convertible preferred shares can be converted at any time to common stock and given no set term.

Underlying Series B-2 preferred stock dividends, paid quarterly, was accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The 5% accrued dividend is reported in interest expense-preferred stock in the consolidated statements of operation. The Company accrued 5% accrued dividend of $29,000 and $47,000 during the years ended June 30, 2023 and 2022, respectively. The unpaid accrued dividends of $5,000 and $62,000 was included under current liability as of June 30, 2023 and 2022, respectively.

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

Exercise of 2020 Series B-2 5% convertible preferred stock warrants

During the year ended June 30, 2023, there was no exercise of warrants because all warrants were exercised since November 4, 2021.

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

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the year ended June 30, 2023, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 260 shares of Series B-2 preferred stock into a total of approximately 25,690,759 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $0.3 million as additional paid-in capital at par value. The Company reversed the amount of approximately $0.3 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

During the year ended June 30, 2022, the 2020 Series B-2 5% convertible preferred stockholder converted a total of 4,452 shares of Series B-2 preferred stock into a total of approximately 69,901,865 shares of common stock. With regard to conversions, the Company reversed Series B-2 5% convertible preferred stock liability relating to the conversion and recorded $4.4 million as Additional paid-in capital at par value. The Company reversed the amount of approximately $4.4 million based on the proportion of Series B-2 5% convertible preferred stock converted relative to the original total issued.

As of June 30, 2023 and 2022, Series B-2 5% convertible preferred stock liability was approximately $0.5 million and $0.8 million, respectively.

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

As of June 30, 2023 and 2022, the Company had the total of 10,874,593 treasury shares, representing 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of as of June 30, 2023 and 2022.

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

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities and preferred stock liability. At June 30, 2023 and 2022, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the years ended June 30, 2023 and 2022:

FY 2023
Balance, June 30, 2021	$—
Exercise of Series 1 and 2 warrants	4,983,000
Conversion of Series B-2 preferred stock to common stock	(4,374,000)
Change in fair value of Series B-2 preferred stock (1)	177,000
Balance, June 30, 2022	$786,000

Conversion of Series B-2 preferred stock to common stock	(329,000)
Change in fair value of Series B-2 preferred stock (1)	—
Balance, June 30, 2023	$457,000

(1)	Change in fair value of preferred stock is reported in interest expense-preferred stock.
(2)

The 5% accrued dividend is reported in interest expense-preferred stock in the consolidated statements of operations. The Company accrued 5% accrued dividend of $29,000 and $47,000 during the years ended June 30, 2023 and 2022, respectively. The unpaid accrued dividends of $5,000 and $62,000 was included under current liability as of June 30, 2023 and 2022, respectively.

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

The Company has a net operating loss carry-forward for federal and state tax purposes of approximately $107.8 million at June 30, 2023, that is potentially available to offset future taxable income. The Tax Cuts and Jobs Act (the “Tax Act”) changes the rules on net operating loss (NOL) carry-forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, NOL carry forward arising after January 1, 2018, will now be limited to 80% of taxable income. The $107.8 million available at June 30, 2023 includes $53.0 million of post 2017 NOLs without expiration dates and $54.8 million of pre-2018 NOLs expiring from 2024 to 2037. Given the Company’s projections of taxable income for the years between 2024 and 2037, it’s likely these NOLs will expire unused.

The income tax provision benefit differs from the amount of tax determined by applying the Federal and States statutory rates as follows:

	June 30, 2023	June 30, 2022

Book income at federal statutory rate	21.00%	21.00%
State income tax, net of federal tax benefit	6.32%	6.32%
Change in valuation allowance	(17.76)%	(39.84)%
Research and development credit	—%	12.42%
Permanent difference	—%	—%
Change in Federal Statutory Rate	—%	—%
Others - net	(9.56)%	0.10%
Total	0.00%	0.00%

There was no current or deferred provision or benefit for income taxes for the fiscal years ended June 30, 2023 and 2022. The components of deferred tax assets as of June 30, 2023 and 2022 are as follows (rounded to nearest thousand):

	June 30, 2023	June 30, 2022
Deferred tax assets:
Net operating loss carry forwards	$29,863,962	$28,888,330
Accrued payroll	394,091	806,829
Stock compensation	2,943,278	2,943,278
General business credit	6,068,138	6,068,138
Other	99,761	99,761
	$39,369,230	$38,806,336
Valuation allowance	(39,369,230)	(38,806,336)
Total deferred taxes	$—	$—

18. Subsequent Events

The Company has evaluated events subsequent to June 30, 2023 through the issuance of these consolidated financial statements and determined that there were no additional events requiring disclosure.

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

As of June 30, 2023, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of June 30, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting as of June 30, 2023 as described below.

Notwithstanding the conclusion that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, management believes that the Company’s consolidated financial statements and other information contained in this Annual Report on Form 10-K present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of June 30, 2023, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

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

Material Weakness and Remediation Plan

As a result of the assessment described above, management concluded that the Company’s accounting procedures relevant to an unconsolidated foreign investment are not sufficiently formal that management can determine whether the applicable control objectives are met and adequate documentation supporting the procedures is in place. Specifically, the Company does not have sufficient controls to conclude that data from the unconsolidated foreign investee underlying the Company’s financial statements is captured completely, accurately and timely, in accordance with the Company’s policies and procedures. This material weakness could result in a misstatement of the recorded equity investment as well as the equity in loss from equity investment that would not be prevented or detected on a timely basis.

Management intends to enhance the Company’s internal control environment by refining policies and procedures applicable to the unconsolidated foreign investment, which may include (subject to securing adequate financial resources through) the use of qualified consultants to assist the Company in addressing the design, operation and testing of such policies and procedures.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Name	Age	Position with the Company	Director Since
Leo Ehrlich	65	Chief Executive Officer, Chief Financial Officer and Director	November 2007
Barry Schechter	59	Director	October 2014
Zorik Spektor	66	Director	April 2015
Jane Harness	54	Sr. Vice President, Clinical Sciences and Portfolio Management	-

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

Audit Committee

The Audit Committee met once during fiscal year 2023. The Audit Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. No member of the Audit Committee qualifies as an “audit committee financial expert” as that term is defined by applicable SEC rules. The Company has not appointed an “audit committee financial expert” to the Audit Committee in light of the Company’s limited financial resources and the fees and expenses associated with finding and appointing an “audit committee financial expert,” and the relative simplicity of the Company’s financial statements.

Compensation Committee

The Compensation Committee did not meet during in fiscal 2023. The Compensation Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer and Chief Financial Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

Nominating and Governance Committee

The Nominating and Governance Committee did not hold any meetings in fiscal 2023. Our Nominating and Governance Committee consists of Dr. Barry Schechter and Dr. Zorik Spektor, each of whom is “independent” as that term is defined under the Nasdaq Listing Rules. The Nominating and Governance Committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees.

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

Code of Ethics

The Board has adopted a Code of Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.ipharminc.com. Printed copies of our Code of Ethics may be obtained, without charge, by contacting the Corporate Secretary, Innovation Pharmaceuticals Inc, 301 Edgewater Place - Suite 100, Wakefield, MA 01880. During the fiscal year ended June 30, 2023, there were no waivers of our Code of Ethics.

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

Name and Principal Position	Year	Salary		Bonus	Stock Awards(1)	Option Awards(1)	Total
Leo Ehrlich	2023	$515,850	(2)	$—	$—	$—	$515,850
Chief Executive and Financial Officer	2022	$515,850	(2)	$—	$—	$195,000	$710,850

Jane Harness	2023	$275,000		$—	$—	$—	$275,000
Sr. Vice President, Clinical Sciences and Portfolio Management	2022	$275,000		$150,000	$—	$97,500	$522,500

_____________

(1)

Amounts shown reflect the total grant date fair value of restricted stock and option awards, determined in accordance with ASC 718, made during fiscal years 2022 and 2023. Amounts shown do not represent cash payments, amounts realized or amounts that may be realized. Refer to Notes 14 to the accompanying financial statements for a discussion on the valuation of the restricted stock and option awards.

(2)	Includes $50,000 in director fees for Mr. Ehrlich’s service as a director of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth all outstanding equity awards held by our named executive officers as of June 30, 2023.

	Stock Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Stock Options (#) Exercisable	Number of Securities Underlying Unexercised Stock Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)

Leo Ehrlich	500,000	—	$0.10	2/23/2030	—		—
	1,000,000	—	$0.24	10/10/2031	—		—

Jane Harness	172,987	—	$1.37	9/1/2026	—		$—
	172,987	—	$0.71	9/1/2027	—		$—
	172,987	—	$0.40	9/1/2028	—		$—
	172,987	—	$0.13	9/1/2029	—		$—
	115,325	57,663	$0.22	9/11/2030	19,464	(2)	$389
	500,000	—	$0.24	10/10/2031	—		—

(1)	Market value is based on a stock price of $0.02, the closing price of the Company’s common stock on June 30, 2023, and the outstanding number of shares of restricted stock.

(2)	The remaining unvested stock options expiring in 2030 vest on September 11, 2023.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning the compensation paid to our independent directors for services rendered to us during the fiscal year ended June 30, 2023. Mr. Ehrlich’s compensation is also disclosed under “Summary Compensation Table” above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of September 28, 2023, for: (i) each person known by us to beneficially own more than 5% of our voting securities, (ii) each named executive officer, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. The address of each of the officers and directors set forth below is in care of Innovation Pharmaceuticals Inc., 301 Edgewater Place - Suite 100, Wakefield, MA 01880.

Name of Beneficial Owner	Shares Beneficially Owned(1)				% of
	Class A		Class B		Total Voting
	Shares	%	Shares	%	Power(2)
Stockholders
Kips Bay Select LP (3)	44,712,000	8.7%	—	—%	8.0%
Officers and Directors
Leo Ehrlich(4)	4,709,777	* %	4,333,936	100%	8.6%
Barry Schechter(5)	2,250,000	*	—	—%	—%
Zorik Spektor(5)	2,025,000	*	—	—%	—%
Jane Harness(6)	1,551,691	*	—	—%	—%
All current executive officers and directors as a group (4 persons)	10,536,468	2.0%	4,333,936	100%	9.6%

____________

*	Denotes less than 1%.

(1)

“Beneficial owner” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying stock options or warrants to purchase common stock, or other securities or convertible debt convertible into common stock, that are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. For each stockholder, the calculation of percentage of beneficial ownership is based upon 514,013,755 shares of Class A common stock and 4,333,936 shares of Class B common stock outstanding as of September 28, 2023, and shares of common stock subject to stock options, warrants and/or conversion rights held by the stockholder that are currently exercisable or are exercisable within 60 days of September 28, 2023, which are deemed to be outstanding and to be beneficially owned by the stockholder holding such stock options, warrants or conversion rights. The percentage ownership of any stockholder is determined by assuming that the stockholder has exercised all stock options, warrants and conversion rights to obtain additional securities and that no other stockholder has exercised such rights.

45

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

(3)	Based on information provided to the Company by Kips Bay Select LP on September 22, 2023. The address of Kips Bay Select LP is 350 Lincoln Rd., Miami, Florida 33139.

(4)

For Leo Ehrlich, includes (i) 2,752,310 shares of Class A common stock held by Mr. Ehrlich’s spouse, (ii) 457,467 shares of Class A common stock into which a convertible loan and accrued interest in the amount of $228,734 may be converted at $0.50 per share, (iii) vested stock options to purchase 500,000 shares of Class A common stock granted to Mr. Ehrlich under the 2016 Equity Incentive Plan, (iv) 1,000,000 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 28, 2023, and (v) 4,333,936 shares of Class B common stock held directly by Mr. Ehrlich. Each share of Class A common stock carries one vote and each share of Class B common stock carries ten votes on all matters before the Company’s stockholders. Class B common stock is convertible into shares of Class A common stock at the holder’s election.

(5)

For each of Messrs. Schechter and Spektor, includes 1,500,000 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 28, 2023.

(6)

For Jane Harness, includes 1,364,935 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable within 60 days of September 28, 2023 and 244,417 shares of Class A common stock, in each case that are currently exercisable or are exercisable within 60 days of September 28, 2023.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information about the securities authorized for issuance under our equity incentive plans as of June 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (a)	Weighted-average exercise price of outstanding stock options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	90,000	$1.24	0
Equity compensation plans not approved by stockholders (2)	7,707,733	$0.22	213,699,762
Total	7,797,733	$0.23	213,699,762

__________________

(1)	Consists of the Company’s 2010 Equity Incentive Plan.

(2)	Consists of the Company’s 2016 Equity Incentive Plan.

Pay Versus Performance

The following table sets forth information about the relationship between executive compensation actually paid (CAP) and certain financial performance of our Company.

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officer (3)	Average Compensation Actually Paid to Non-PEO Named Executive Officer (4)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (5)	Net Income (Loss) (6)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	$515,850	$515,850	$275,000	$273,032	$9.09	$(3,168,000)
2022	$710,850	$541,850	$522,500	$409,326	$13.64	$(7,041,000)

________

(1)	Reflects compensation amounts reporting in the “Summary Compensation Table” for our CEO, Leo Ehrlich, for the respective years shown.
(2)

Reflects the respective amounts set forth in column (b) of the table above, adjusted as set forth in the table below, as determined in accordance with SEC rules. The dollar amounts reflected in column (b) of the table above do not reflect the actual amount of compensation earned by or paid to our CEO during the applicable year. For information regarding the decisions made by our Compensation Committee in regard to the CEO’s compensation for each fiscal year, please see the Compensation Discussion & Analysis sections of the proxy statements reporting pay for the fiscal years covered in the table above.

Year	Reported Summary Compensation Table Total for PEO (1)	Reported Value of Equity Awards $	Equity Award Adjustments $	Compensation Actually Paid to PEO $
(a)	(b)	(c)	(d)	(e)
2023	$515,850	$—	$—	$515,850
2022	$710,850	$(195,000)	$26,000	$541,850

___________
(1)

The grant date fair value of equity awards represents the total amounts reported in the “Stock Awards” column in the “Summary Compensation Table” for our CEO, Leo Ehrlich, for the respective years shown.

The amounts deducted or added in calculating the equity award adjustments are as follows.

CEO	2023	2022
The fair value as of fiscal year-end of any equity awards granted during the covered year that are unvested at the end of the year	—	26,000
The change, measured from the end of the prior fiscal year to the end of the most recently completed fiscal year, in the fair value of any equity awards granted in prior years that are unvested as of the end of the covered year	—	—
The fair value as of the end of the prior fiscal year for any awards granted in any prior fiscal year that fail to meet the applicable vesting conditions during the covered year	—	—
For awards that are granted and vest in the same year, the fair value as of the vesting date	—	—
The change, measured from the end of the prior fiscal year to the vesting date, in fair value of equity awards granted in prior years that vested during the covered year	—	—
The dollar value of any dividends or earnings paid on equity awards in the fiscal year prior to the vesting date that are not otherwise included in total compensation for the year	—	—
Total Equity Award Adjustments	$—	$26,000

(3)	Reflects the amounts reported for our Company’s named executive officer, Ms. Jane Harness (excluding Mr. Leo Ehrlich) in the “Summary Compensation Table” for the respective years shown.
(4)

Reflects the “compensation actually paid” to the named executive officer, Ms. Jane Harness, as determined in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the named executive officer, Ms. Jane Harness, during the applicable year.

Year	Reported Summary Compensation Table Total for Non-PEO NEOs	Reported Value of Equity Awards $	Equity Award Adjustments $	Compensation Actually Paid to Non- PEO NEOs $
(a)	(b)	(c)	(d)	(e)
2023	$275,000	$—	$(1,968)	$273,032
2022	$522,500	$(97,500)	$(15,674)	$409,326

The amounts deducted or added in calculating the equity award adjustments are as follows.

Non-PEO NEO	2023	2022
The fair value as of fiscal year-end of any equity awards granted during the covered year that are unvested at the end of the year	—	13,000
The change, measured from the end of the prior fiscal year to the end of the most recently completed fiscal year, in the fair value of any equity awards granted in prior years that are unvested as of the end of the covered year	1,370	6,077
The fair value as of the end of the prior fiscal year for any awards granted in any prior fiscal year that fail to meet the applicable vesting conditions during the covered year	(2,026)	(42,370)
For awards that are granted and vest in the same year, the fair value as of the vesting date	—	—
The change, measured from the end of the prior fiscal year to the vesting date, in fair value of equity awards granted in prior years that vested during the covered year	(1,312)	7,619
The dollar value of any dividends or earnings paid on equity awards in the fiscal year prior to the vesting date that are not otherwise included in total compensation for the year	—	—
Total Equity Award Adjustments	$(1,968)	$(15,674)

(5)	The total shareholder returns for 2023 and 2022 each reflect the cumulative value of $100 invested in the Company’s stock on June 30, 2021.
(6)	Reflects the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

We generally seek to incentivize long-term performance, and therefore do not specifically align our performance measures with “compensation actually paid” (as computed in accordance with Item 402(v) of Regulation S-K) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table.

Compensation Actually Paid and Net Loss

Because we are not a commercial-stage company, we did not have any revenue during the periods presented. Consequently, our Company has not historically looked to net loss as a performance measure for our executive compensation program. In 2022 and 2023, our net loss declined approximately 55%, but the compensation actually paid for both our PEO and non-PEO NEOs in 2022 and 2023 declined in spite of the improvement in net loss, reflecting that our executive compensation program does not consider net loss as a performance measure.

Compensation Actually Paid and Cumulative TSR

TSR decreased in 2022 and 2023 and the compensation actually paid for both the PEO and non-PEO NEOs decreased from 2022 to 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Audit Committee’s charter requires it to approve or ratify certain transactions involving the Company and “related persons,” as defined under the relevant SEC rules. Any transaction with a related person, other than transactions available to all employees generally or involving aggregate amounts of less than $120,000, must be approved or ratified by the Audit Committee. The policy applies to all executive officers, directors and their family members and entities in which any of these individuals has a substantial ownership interest or control. None of such related persons has been involved in any transactions with us since the beginning of fiscal 2022 which are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. For information about transactions with related persons that were entered into before fiscal 2022, see Notes 11 and 12 in the accompanying notes to the financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional audit services rendered by Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2023 and 2022, and fees billed for other services provided by Pinnacle in the fiscal years ended June 30, 2023 and 2022. The Board of Directors has approved all of the following fees.

	2023	2022
Audit Fees	$81,000	$79,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$81,000	$79,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Audit Committee pre-approved the audit service performed by Pinnacle for our financial statements as of and for the year ended June 30, 2023.

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
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Income, (ii) the Statements of Comprehensive Income, (iii) the Balance Sheets, (iv) the Statements of Cash Flows, (v) the Statements of Equity and (vi) related notes

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

Innovation Pharmaceuticals Inc.
(Registrant)

Date: September 28, 2023	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

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

Signature	Title	Date

/s/ Leo Ehrlich	Chief Executive Officer, Chief Financial Officer,	September 28, 2023
Leo Ehrlich	Principal Accounting Officer, Secretary and Director

/s/ Barry Schechter	Director	September 28, 2023
Barry Schechter

/s/ Zorik Spektor	Director	September 28, 2023
Zorik Spektor

