Form 10-Q
period 2023-09-30
Innovation Pharmaceuticals Inc.
filed 2023-11-20
CIK 1355250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock Class A, $0.0001 par value	514,013,755
Common Stock Class B, $0.0001 par value	4,333,936

INNOVATION PHARMACEUTICALS INC.

FORM 10-Q

For the Three Months Ended September 30, 2023

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. These forward-looking statements include, but are not limited to, any statements regarding our future financial performance, results of operations or sufficiency of capital resources to fund our operating requirements; statements relating to potential licensing, partnering or similar arrangements concerning our drug compounds; statements concerning our future drug development plans and projected timelines for the initiation and completion of preclinical and clinical trials; the potential for the results of ongoing preclinical or clinical trials; other statements regarding our future product development and regulatory strategies, including with respect to specific indications; and any other statements which are other than statements of historical fact. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern and our capital needs; our ability to fund and successfully progress internal research and development efforts; our ability to create effective, commercially-viable drugs; our ability to effectively and timely conduct clinical trials; our ability to ultimately distribute our drug candidates; our ability to achieve certain future regulatory, development and commercialization milestones under our license agreement with Alfasigma S.p.A., and the potential cancellation of the license agreement; and compliance with regulatory requirements, as well as other factors described elsewhere in this report and our other reports filed with the Securities and Exchange Commission (the “SEC”). Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND JUNE 30, 2023

(Unaudited)

(Rounded to nearest thousand except for shares data)

	September 30,	June 30,
	2023	2023
ASSETS
Current Assets:
Cash	$864,000	$1,518,000
Prepaid expenses and other current assets	76,000	116,000
Total Current Assets	940,000	1,634,000

Equity investment	3,742,000	3,806,000

Other Assets:
Patent costs - net	1,907,000	1,999,000
Deferred offering costs	-	-
Security deposit	78,000	78,000
Total Other Assets	1,985,000	2,077,000
Total Assets	$6,667,000	$7,517,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable - (including related party payables of approx. $1,511,000 and $1,511,000, respectively)	$3,021,000	$2,985,000
Accrued expenses - (including related party accruals of approx. $42,000 and $24,000, respectively)	192,000	73,000
Accrued salaries and payroll taxes - (including related party accrued salaries of approx. $1,514,000 and $1,613,000, respectively)	1,587,000	1,690,000
Operating lease - current liability	-	55,000
Convertible note payable - related party	238,000	213,000
Accrued dividend - Series B 5% convertible preferred stock	10,000	5,000
Total Current Liabilities	5,048,000	5,021,000
Other Liabilities:
Series B 5% convertible preferred stock liability at $1,080 stated value; 360 shares and 360 shares issued and outstanding at September 30, 2023 and June 30, 2023	457,000	457,000
Operating lease - long term liability	-	-
Total Liabilities	5,505,000	5,478,000

Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 designated shares, no shares issued and outstanding	-	-
Common Stock - Class A, $0.0001 par value, 600,000,000 shares authorized, 522,529,811 shares issued as of September 30, 2023 and June 30, 2023, and 514,013,755 shares outstanding as of September 30, 2023 and June 30, 2023.	51,000	51,000
Common Stock - Class B, (10 votes per share); $0.0001 par value, 100,000,000 shares authorized, 6,692,473 shares issued as of September 30, 2023 and June 30, 2023, and 4,333,936 shares outstanding as of September 30, 2023 and June 30, 2023	1,000	1,000
Additional paid-in capital	129,569,000	129,566,000
Accumulated deficit	(126,205,000)	(125,325,000)
Treasury Stock, at cost (10,874,593 shares as of September 30, 2023 and June 30, 2023)	(2,254,000)	(2,254,000)
Total Stockholders’ Equity	1,162,000	2,039,000
Total Liabilities and Stockholders’ Equity	$6,667,000	$7,517,000

The accompanying notes are an integral part of these condensed consolidated financial statements

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(Rounded to nearest thousand except for shares and per share data)

	2023	2022

Revenues	$—	$—

Operating expenses:
Research and development expenses	281,000	869,000
General and administrative expenses	133,000	291,000
Officers’ payroll and payroll tax expenses	118,000	118,000
Professional fees	270,000	104,000
Total operating expenses	802,000	1,382,000

Other Operating Income and (Loss)
Equity in loss from an investment	(64,000)	(31,000)
Total Other Operating Income and (Loss)	(64,000)	(31,000)

Loss from operations	(866,000)	(1,413,000)

Other expenses
Interest expense - debt	(9,000)	(7,000)
Interest expense-preferred stock	(5,000)	(8,000)
Total other expenses	(14,000)	(15,000)

Loss before provision for income taxes	(880,000)	(1,428,000)
Provision for income taxes	—	—
Net loss	$(880,000)	$(1,428,000)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	518,347,691	503,964,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(Rounded to nearest thousand, except for shares data)

For the Three Months Ended September 30, 2022

	Common Stock A		Common Stock B		Additional		Treasury Stock		Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance at June 30, 2022	488,225,673	$49,000	15,641,463	$2,000	$129,090,000	$(122,157,000)	10,874,593	$(2,254,000)	$4,730,000

Offering cost	—	—	—	—	(59,000)	—	—	—	(59,000)
Restricted common stock award issued to employee for services	97,323	—	—	—	1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—	28,000	—	—	—	28,000
Stock options issued to consultants for services	—	—	—	—	2,000	—	—	—	2,000
Stock options issued to director for services	—	—	—	—	147,000	—	—	—	147,000
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(1,428,000)	—	—	(1,428,000)

Balance at September 30, 2022	488,322,996	$49,000	15,641,463	$2,000	$129,209,000	$(123,585,000)	10,874,593	$(2,254,000)	$3,421,000

For the Three Months Ended September 30, 2023

	Common Stock A		Common Stock B		Additional		Treasury Stock		Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid-in Capital	Accumulated Deficit	Shares	Amount	Stockholders’ Equity
Balance at June 30, 2023	514,013,755	$51,000	4,333,936	$1,000	$129,566,000	$(125,325,000)	10,874,593	$(2,254,000)	$2,039,000

Shares issued to employee for services	—	—	—	—	1,000	—	—	—	1,000
Stock options issued to employee for services	—	—	—	—	2,000	—	—	—	2,000
Net loss for the three months ended September 30, 2023	—	—	—	—	—	(880,000)	—	—	(880,000)

Balance at September 30, 2023	514,013,755	$51,000	4,333,936	$1,000	$129,569,000	$(126,205,000)	10,874,593	$(2,254,000)	$1,162,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

(Rounded to nearest thousand, except for shares data)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(880,000)	$(1,428,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,000	178,000
Amortization of patent costs	94,000	93,000
Equity in loss from an investment	64,000	31,000
Changes in operating assets and liabilities:
Prepaid expenses and security deposits	40,000	23,000
Accounts payable	36,000	350,000
Accrued expenses	119,000	(2,000)
Accrued officers’ salaries and payroll taxes	(103,000)	10,000
Accrued dividend	5,000	—
Operating lease liability	(55,000)	(46,000)
Net cash used in operating activities	(677,000)	(791,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(2,000)	(4,000)
Net cash used in investing activities	(2,000)	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts from (Repayment of) note payable to officer	25,000	(6,000)
Dividend paid to Preferred stockholders	—	(38,000)
Net cash provided by financing activities	25,000	(44,000

NET DECREASE IN CASH	(654,000)	(839,000)
CASH, BEGINNING OF PERIOD	1,518,000	3,807,000
CASH, END OF PERIOD	$864,000	$2,968,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$—	$15,000
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATION PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

1. Basis of Presentation and Nature of Operations

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Innovation Pharmaceuticals Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2023, included in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Basis of Consolidation

These condensed consolidated financial statements include the accounts of Innovation Pharmaceuticals Inc., a Nevada corporation, and our wholly-owned subsidiary, IPIX Pharma, an Ireland limited company. All significant intercompany transactions and balances have been eliminated in consolidation. There was no translation gain and loss for the three months ended September 30, 2023 and 2022.

Nature of Operations - Overview

We are in the business of developing or licensing innovative small molecule therapies. Our strategy is to maximize the value of our drug compound Brilacidin. The Company also acquired a non-controlling interest in BT BeaMedical Technologies Ltd. (“BTL”), formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform.

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

2. Liquidity, Going Concern and Management’s Plan

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended September 30, 2023, the Company had a net loss of $0.9 million and negative cash flow from operations of $0.7 million. As of September 30, 2023, the Company has negative working capital of $4.1 million. As of September 30, 2023, the Company’s cash amounted to $0.9 million and current liabilities amounted to $5.0 million. The Company has expended substantial funds on its clinical trials and expects to continue our spending on research and development expenditures, subject to having adequate available funding. We expect to incur further losses in the development of our business and have been dependent on funding operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities, if available, and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3. Significant Accounting Policies and Recent Accounting Pronouncements

During the period covered in this report, there have been no material changes to the significant accounting policies the Company uses and has explained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The information below is intended only to supplement the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include contract research accruals, recoverability of patent costs and other long-lived assets and amortizable intangible assets, valuation of equity grants and income tax valuation. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Basic and Diluted Loss per Share

Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Except with respect to certain voting, conversion and transfer rights and as otherwise expressly provided in the Company’s Articles of Incorporation or required by applicable law, shares of the Company’s Class A common stock and Class B common stock have the same rights and privileges and rank equally, share ratably and are identical in all respects as to all matters. Accordingly, basic and diluted net loss per share are the same for both classes. Common share equivalents consist of stock options, restricted stock, warrants, convertible related party notes payable, and convertible preferred stock. Common share equivalents were excluded from the computation of diluted earnings per share for the three months ended September 30, 2023 and 2022, because their effect was anti-dilutive.

Weighted average shares of common stock outstanding used in the calculation of basic and diluted earnings per share were as follows:

	September 30,
	2023	2022
Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Class A common stock	514,013,755	488,322,996
Class B common stock	4,333,936	15,641,463
Total weighted average shares outstanding	518,347,691	503,964,459

Antidilutive securities not included:
Stock options	7,778,269	8,268,269
Stock options arising from convertible note payable and accrued interest	519,636	508,448
Restricted stock grants	—	58,392
Convertible preferred stock	35,571,821	36,000,000
Total	43,869,726	44,835,109

Treasury Stock

The Company accounts for treasury stock using the cost method. The 10,874,593 treasury shares include 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of September 30, 2023 and June 30, 2023 (see Note 14. Equity Transactions).

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

4. Equity Investment

BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.)

On June 9, 2022, the Company entered into a Series A Preferred Share Purchase Agreement (the “Purchase Agreement”) with BT BeaMedical Technologies Ltd. (formerly known as Squalus Medical Ltd.), a company established under the laws of the State of Israel (“BTL”), pursuant to which the Company purchased 55,556 shares of BTL’s Series A Redeemable Preferred Shares (the “Series A Shares”) and a warrant to purchase 27,778 Series A Shares for aggregate consideration of $4,000,000, or approximately $72.00 per Series A Share. Following the closing under the Purchase Agreement, the Company owns approximately 35.7% of BTL’s issued and outstanding equity securities and approximately 41.6% of BTL’s equity securities on a fully diluted basis. The Company also entered into customary investor rights and indemnification agreements with BTL. The Company therefore recorded an equity investment on our September 30, 2023 and June 30, 2023 consolidated balance sheets.

The Company’s equity in losses in excess of its investment are accounted for under the equity method and consisted of the following as of September 30, 2023 and June 30, 2023 (rounded in nearest thousand):

	September 30,	June 30,
	2023	2023
BT BeaMedical Technologies Ltd.
Ownership Interest	35.7%	35.7%
Carrying Amount
Total contributions	$4,000,000	$4,000,000
Less: Share of the loss in investment in BTL	(258,000)	(194,000)
Equity losses in excess of investment	$3,742,000	$3,806,000

The Company invested $4,000,000 in BTL as of September 30, 2023 and June 30, 2023. The cash balance in BTL at September  30, 2023 and June 30, 2023 was approximately $0.6 million and the short-term time deposits in BTL at September 30, 2023 was approximately $2.4 million and $2.7 million, respectively.

During the three months ended September 30, 2023 and 2022, BTL incurred a loss of approximately $179,000 and $86,000, respectively and accordingly, the Company recorded its share of the loss in investment in BTL, in accordance with the provisions in the Purchase Agreement, of approximately $64,000 and $31,000, respectively, in the accompanying condensed consolidated statement of operations.

Summarized balance sheet information for the Company’s equity method investee BTL as of September 30, 2023 and June 30, 2023 is presented in the following table (rounded to nearest thousand):

	September 30,	June 30,
BT BeaMedical Technologies Ltd.	2023	2023
Assets
Cash	$584,000	$575,000
Short term investment	2,442,000	2,694,000
Other current assets	215,000	144,000
Total current assets	$3,241,000	$3,413,000
Long-term assets	149,000	162,000
Total assets	$3,390,000	$3,575,000

Liabilities and equity
Current liabilities	$236,000	$230,000
Long-term liabilities	56,000	101,000
Total liabilities	$292,000	$331,000
Equity
Equity	$3,837,000	$3,804,000
Accumulated deficits	(739,000)	(560,000)
Total equity	3,098,000	3,244,000
Total liabilities and equity	$3,390,000	$3,575,000

Summarized income statement information for the Company’s equity method investee BTL is presented in the following table for the three months ended September 30, 2023 and 2022 (rounded to nearest thousand):

	For the Quarter Ended
	September 30,
BT BeaMedical Technologies Ltd.	2023	2022

Net sales and revenue	$6,000	$6,000

Research and development costs	$208,000	$47,000
Administrative expenses	21,000	63,000
Total operating expense	$229,000	$110,000

Loss from operations	$(223,000)	$(104,000)
Other income (expense)	44,000	18,000
Net loss	$(179,000)	$(86,000)

5. Patents, net

Patents, net consisted of the following (rounded to nearest thousand):

	Useful life (years)	September 30, 2023	June 30, 2023
Purchased Patent Rights- Brilacidin and related compounds	14	$4,082,000	$4,082,000
Purchased Patent Rights-Anti-microbial- surfactants and related compounds	12	144,000	144,000
Patents - Brilacidin and other compounds	17	1,208,000	1,206,000
Total patents cost		5,434,000	5,432,000
Less: Accumulated amortization		(3,527,000)	(3,433,000)
Patents, net		$1,907,000	$1,999,000

Costs incurred to file patent applications and acquired intangibles are capitalized when the Company believes that there is a high likelihood that the patent will be issued and there will be future economic benefit associated with the patent. The patents are amortized on a straight-line basis over the useful lives of the assets, determined to be 12-17 years from the date of acquisition. All costs associated with abandoned patent applications are expensed. In addition, the Company reviews the carrying value of patents for indicators of impairment on a periodic basis and if it determines that the carrying value is impaired, it values the patent at fair value. In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company recently learned that Alfasigma (as defined below) is considering terminating further work under the License Agreement (as defined below) with the Company (see Note 8 for further information about the License Agreement). If Alfasigma were to terminate the License Agreement or cease further work under the License Agreement, the Company could be required to impair some or all of the patent assets associated with Brilacidin.

Amortization expense for the three months ended September 30, 2023 and 2022 was approximately $94,000 and $93,000, respectively.

At September 30, 2023, the future amortization period for all patents was approximately 2 years to 16.75 years. Future estimated amortization expenses are approximately $280,000 for the year ending June 30, 2024, $375,000 for the year ending June 30, 2025, $365,000 for the year ending June 30, 2026, $363,000 for the year ending June 30, 2027, $125,000 for the year ending June 30, 2028 and a total of $399,000 for the year ending June 30, 2029 and thereafter.

6. Accrued Expenses - Related Parties and Other

Accrued expenses consisted of the following (rounded to nearest thousand):

	September 30, 2023	June 30, 2023

Accrued research and development consulting fees	$150,000	$49,000
Accrued rent - related parties (Note 11. Related Party Transactions)	8,000	8,000
Accrued interest - related parties (Note 12. Convertible Note Payable - Related Party)	22,000	16,000
Accrued Directors' fees - related	12,000	—
Total	$192,000	$73,000

7. Accrued Salaries and Payroll Taxes - Related Parties and Other

Accrued salaries and payroll taxes consisted of the following (rounded to nearest thousand):

	September 30, 2023	June 30, 2023

Accrued salaries - related parties	$1,443,000	$1,543,000
Accrued payroll taxes - related parties	71,000	71,000
Withholding tax - payroll	73,000	76,000

Total	$1,587,000	$1,690,000

8. Exclusive License Agreement and Patent Assignment Agreement

On July 18, 2019, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Alfasigma S.p.A., a global pharmaceutical company (“Alfasigma”), granting Alfasigma the worldwide right to develop, manufacture and commercialize locally-administered Brilacidin for the treatment of UP/UPS.

Under the terms of the License Agreement, Alfasigma made an initial upfront non-refundable payment of $0.4 million to the Company in July, 2019 and will make additional payments of up to $24.0 million to the Company based upon the achievement of certain milestones, including a $1.0 million payment due following commencement of the first Phase 3 clinical trial of Brilacidin for UP/UPS and an additional $1.0 million payment upon the filing of a marketing approval application with the U.S. Food and Drug Administration or the European Medicines Agency. At this time, Alfasigma has completed Phase 1 clinical research with Brilacidin. In addition to the milestones, Alfasigma will pay a royalty to the Company equal to six percent of net sales of Brilacidin for UP/UPS, subject to adjustment as provided in the License Agreement. The Company received an initial upfront non-refundable payment of $0.4 million and reported as revenue in July, 2019 and the Company did not receive any further milestone payment during the three months ended September 30, 2023 and 2022. The Company recently learned that Alfasigma is considering terminating further work under the License Agreement, although as of the date of this report, Alfasigma has not notified the Company of the termination of the License Agreement or a cessation of further work under the License Agreement.

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

The components of lease expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended September 30, 2023
Lease Cost
Operating lease cost (included in general and administrative in the Company’s condensed consolidated statements of operations)	$1,000
Variable lease cost	3,000
$4,000
Other Information
Cash paid for amounts included in the measurement of lease liabilities for the three months ended September 30, 2023	$55,000
Weighted average remaining lease term – the operating leases ended on September 30, 2023	0
Average discount rate - operating leases	18%

Operating lease cost for the three months ended September 30, 2023 and 2022 was approximately $4,000 and $13,000, respectively.

10. Commitments and Contingencies

Litigation

On January 22, 2020, the Company filed a complaint against Cummings Properties, LLC in the Superior Court of the Commonwealth of Massachusetts (C.A. No. 20-77CV00101), seeking, among other things, declaratory relief that the lease terminated in September 2018, as the Company’s prior principal executive offices did not automatically extend for an additional five years, return of the Company’s security deposit, and damages. On August 29, 2023, the trial for this case commenced and as of date of this filing, this trial is ongoing. The Company is currently unable to determine the probability of the trial outcome or reasonably estimate the loss or gain, if any.

Contractual Commitments

The Company has total non-cancellable contractual minimum commitments of approximately $0.5 million to contract research organizations as of September 30, 2023. Expenses are recognized when services are performed by the contract research organizations.

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

As of September 30, 2023 and June 30, 2023, all of the above disputed invoices were reflected as current liabilities.

11. Related Party Transactions

Pre-clinical Studies

The Company previously engaged KARD to conduct specified pre-clinical studies. The Company did not have an exclusive arrangement with KARD. All work performed by KARD needed prior approval by the executive officers of the Company, and the Company retained all intellectual property resulting from the services by KARD. The Company no longer uses KARD to conduct research study. At September 30, 2023 and June 30, 2023, the accrued research and development expenses payable to KARD was approximately $1,486,000 and this amount was included in accounts payable. Dr. Menon, the Company’s ex-principal shareholder and Director, on behalf of himself and KARD, demanded payment of these amounts in October 2019; however, the Company disputes the underlying basis for these amounts and notified Dr. Menon in November 2019 of the Company’s intent not to pay them.

Since September 1, 2013, the Company no longer leases space from KARD. As of September 30, 2023 and June 30, 2023, rent payables to KARD of approximately $8,000, were included in accrued expenses.

12. Convertible Note Payable - Related Party

The Ehrlich Promissory Note C is an unsecured demand note with Mr. Ehrlich, the Company’s Chairman and CEO, that originated in 2010, bears 9% simple interest per annum and is convertible into the Company’s Class A common stock at $0.50 per share.  On May 8, 2012, the Company did not have the ability to repay the Ehrlich Promissory Note C loan of approximately $2,022,000 and agreed to change the interest rate from 9% simple interest to 10% simple interest.

During the quarter ended September 30, 2023, Mr. Ehrlich advanced an additional $25,000 to the Company under the convertible note and during the quarter ended September 30, 2022, the Company repaid $6,000 to Mr. Ehrlich.

As of September 30, 2023 and June 30, 2023, the principal balance of this convertible note payable to Mr. Ehrlich was approximately $238,000 and $213,000, respectively.

As of September 30, 2023 and June 30, 2023, the balance of accrued interest payable was $22,000 and $16,000, respectively (see Note 6. Accrued Expenses - Related Parties and Other).

As of September 30, 2023 and June 30, 2023, the total outstanding balances of principal and interest were approximately $260,000 and $229,000, respectively.

13. Equity Incentive Plans and Stock-Based Compensation

2016 Equity Incentive Plan (the “2016 Plan”)

On June 30, 2016, the Board of Directors adopted the Company’s 2016 Plan. The 2016 Plan became effective upon adoption by the Board of Directors on June 30, 2016.

On February 23, 2020, the Board of Directors approved an amendment to the 2016 Plan to increase the annual limit on the number of awards under such Plan to outside directors from 250,000 to 1,500,000.

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

Stock Options

There was no new option grant during the three months ended September 30, 2023 and 2022. The components of stock-based compensation expense related to stock options and restricted stock awards included in the Company’s Statements of Operations for the three months ended September 30, 2023 and 2022 are as follows (rounded to nearest thousand):

	Three months ended September 30,
	2023	2022

Research and development expenses	$3,000	$31,000
General and administrative expenses	—	147,000
Total stock-based compensation expense	$3,000	$178,000

During the three months ended September 30, 2023 and 2022

On September 11, 2020, the Company issued to Ms. Harness 58,394 shares of the Company’s common stock. The Company also issued 172,987 options to purchase common stock. These stock options with 3 years vesting period were valued at approximately $33,000 and these 58,394 shares of the Company’s common stock were valued at approximately $13,000, based on the closing bid price as quoted on the OTC on September 11, 2020 at $0.22 per share. During the three months ended September 30, 2023, the Company recorded approximately $3,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $2,000 of stock option expense and $1,000 of stock awards. During the three months ended September 30, 2022, the Company recorded approximately $4,000 of stock-based compensation expense in connection with the foregoing equity awards, including approximately $3,000 of stock option expense and $1,000 of stock awards.

Stock Options Issued and Outstanding

The following table summarizes all stock option activity under the Company’s equity incentive plans:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2023	7,778,269	$0.23	6.31	$—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited/expired	—	$—	—	—
Outstanding at September 30, 2023	7,778,269	$0.23	6.05	$—
Exercisable at September 30, 2023	7,778,269	$0.23	6.05	$—
Unvested stock options at September 30, 2023	—	$—	—	$—

Restricted Stock Awards Outstanding

The following summarizes our restricted stock activity:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Total unvested shares outstanding at June 30, 2023	19,464	$0.22

Total shares granted	—	$—
Total shares vested	—	$—
Total shares forfeited	(19,464)	$0.22
Total unvested shares outstanding at September 30, 2023	—	$—

14. Equity Transactions

Series B-2 5% convertible preferred stock (“2020 Series B-2 5% convertible preferred stock”)

On December 4, 2020, the Company entered into a securities purchase agreement (the “Series B-2 Securities Purchase Agreement”) with KIPS Bay Select LP for the sale of an aggregate of 5,089 shares of the Company’s Series B-2 5% convertible preferred stock (the “Series B-2 preferred stock”), for aggregate gross proceeds of approximately $5.0 million. An initial closing for the sale of 3,053 shares of the Series B-2 preferred stock closed on December 9, 2020 for aggregate gross proceeds of approximately $3.0 million, and a second closing for the sale of 2,036 shares of the Series B-2 preferred stock closed on February 8, 2021 for aggregate gross proceeds of approximately $2.0 million. Under the Series B-2 Securities Purchase Agreement, the Company also issued to the investors warrants to purchase up to an additional 10,178 shares of preferred stock. All warrants were exercised in 2020 and 2021.

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

Underlying Series B-2 preferred stock dividends, paid quarterly, were accrued as interest (given the liability classification of the Series B-2 preferred stock) on a daily basis given fixed dividend terms under the Series B-2 preferred stock. The 5% accrued dividend is reported in interest expense-preferred stock in the condensed consolidated statements of operation. The Company accrued 5% dividends of $5,000 and $8,000 during the quarter ended September 30, 2023 and 2022, respectively. The unpaid accrued dividends of $10,000 and $5,000 were included under current liability as of September 30, 2023 and June 30, 2023, respectively.

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

Conversion of 2020 Series B-2 5% convertible preferred stock to common stock

During the quarter ended September 30, 2023 and 2022, there was no conversion of 2020 Series B-2 5% convertible preferred stock to common stock.

As of September 30, 2023 and June 30, 2023, Series B-2 5% convertible preferred stock liability was approximately $0.5 million.

The fair value of the Series B convertible preferred stock is measured in accordance with ASC 820 “Fair Value Measurement,” using option pricing methodologies, incorporating the following inputs:

June 30, 2023

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

As of September 30, 2023 and June 30, 2023, the Company had the total of 10,874,593 treasury shares, representing 8,516,056 shares of Class A common stock and 2,358,537 shares of Class B common stock held in treasury, and they were purchased at a total cumulative cost of approximately $2.3 million as of September 30, 2023 and June 30, 2023.

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

15. Fair Value Measurements

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

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, accrued liabilities and preferred stock liability. At September 30, 2023 and 2022, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

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

The table below sets forth a reconciliation of the Company’s beginning and ending Level 3 Series B-2 preferred stock liability balance for the quarter ended September 30, 2023 and for the year ended June 30, 2023:

FY 2023
Balance, June 30, 2022	$786,000

Conversion of Series B-2 preferred stock to common stock	(329,000)
Change in fair value of Series B-2 preferred stock	—
Balance, June 30, 2023	$457,000

Conversion of Series B-2 preferred stock to common stock	—
Change in fair value of Series B-2 preferred stock	—
Balance, September 30, 2023	$457,000

(1)

The 5% accrued dividend is reported in interest expense-preferred stock in the condensed consolidated statements of operations. The Company accrued 5% accrued dividend of $5,000 and $8,000 during the quarter ended September 30, 2023 and 2022, respectively. The unpaid accrued dividends of $10,000 and $5,000 was included under current liability as of September 30, 2023 and June 30, 2023, respectively.

16. Subsequent Events

The Company has evaluated events subsequent to September 30, 2023 through the issuance of these financial statements and determined that there were no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended June 30, 2023. This discussion includes forward-looking statements that involve risk and uncertainties. You should review our important note about forward-looking statements preceding the condensed consolidated financial statements in Item 1 of this Part I. As a result of many factors, such as those set forth under “Risk Factors” in our Annual Report on Form 10-K, actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Innovation Pharmaceuticals Inc. is a clinical stage pharmaceutical company. The Company’s lead drug candidate Brilacidin is in a class of compounds called defensin-mimetics, small compounds that mimic the structure and function of defensins, also known as host defense peptides. The Company’s efforts are primarily focused on business development for the advancement of Brilacidin. The Company also owns an interest in BT BeaMedical Technologies Ltd. (“BTL”), formerly known as Squalus Medical Ltd., a private company developing a novel image guided surgical laser platform.

Recent Developments

The Company recently learned that Alfasigma is considering terminating further work under the License Agreement, although as of the date of this report, Alfasigma has not notified the Company of the termination of the License Agreement or a cessation of further work under the License Agreement.

Brilacidin is being studied by NIH/NIAID-affiliated and other independent researchers funded by US Government grants, as a potential broad-spectrum antifungal. We anticipate these studies to continue as long as researchers remain positive about the antifungal properties and therapeutic potential of Brilacidin and government funding is available.

On August 28, 2023, the Company announced a milestone in the development of BTL’s StingRay Laser System. At that time, BTL was in final preparations to submit its family of specially designed fiber optics for FDA clearance which BTL has since submitted.

Management’s Plan of Operation

The Company historically devoted most of its efforts and resources on business development, regulatory matters, and clinical trials. Presently, the Company does not have sufficient financial resources to advance our drug candidates meaningfully or at all. Contingent upon sufficient funding, we anticipate that our efforts would primarily focus on advancement of our drug candidate Brilacidin for decreasing the incidence of severe oral mucositis as a complication of chemoradiation in Oral Mucositis. The antiviral and antifungal properties of Brilacidin also present potential clinical development opportunities going forward should sufficient funding be obtained via grants and/or pharmaceutical company partnerships.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses in the financial statements and accompanying notes. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 3 - Significant Accounting Policies and Recent Accounting Pronouncements, to the financial statements included in Part II, Item 8 of our 2023 Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and in Part I, Item 1 of this report. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are the basis for our judgments about the carrying values of assets and liabilities, which in turn may impact our reported revenue and expenses. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Recently Issued Accounting Pronouncements

See Note 3. Significant Accounting Policies and Recent Accounting Pronouncements to the condensed consolidated financial statements, for a discussion of recent accounting pronouncements and their effect, if any, on our financial statements.

Results of Operations

We expect to incur losses from operations for at least the next few years. Contingent upon sufficient funding, we currently anticipate that future budget expenditures will be approximately $1.8 million for the next 12 months, including approximately $0.6 million for development activities, supportive research, and drug manufacturing. However, continuing operations for the next 12 months from the date of this filing is very much dependent upon our ability to raise capital from existing or new financing sources. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

For the three months ended September 30, 2023 and 2022

Revenue

We generated no revenue and incurred operating expenses of approximately $0.8 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively.

Research and Development Expenses for Proprietary Programs

Below is a summary of our research and development expenses for our proprietary programs by categories of costs (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2023 vs. 2022
	2023	2022	$	%

Clinical studies and development research	$71,000	$633,000	$(562,000)	(89)%
Employees payroll and payroll tax expenses related to R&D Department	$113,000	$112,000	$1,000	1%
Stock-based compensation - employee	$3,000	$29,000	$(26,000)	(90)%
Stock-based compensation - consultants	$—	$2,000	$(2,000)	(100)%
Depreciation and amortization expenses	$94,000	$93,000	$1,000	1%
Total	$281,000	$869,000	$(588,000)	(68)%

Research and development expenses for proprietary programs decreased during the three months ended September 30, 2023 compared with the three months ended September 30, 2022, primarily due to limited spending on our Brilacidin program for the three months ended September 30, 2023 because of our limited financial resources.

Employees payroll and payroll tax expenses were consistent during the three months ended September 30, 2023 compared with the three months ended September 30, 2022, due to no personnel changes during the three months ended September 30, 2023.

Stock-based compensation for employees decreased during the three months ended September 30, 2023, because there were no options issued to employees during the three months ended September 30, 2023.

Stock-based compensation - consultants decreased during the three months ended September 30, 2023, because there were no options issued to consultants during the three months ended September 30, 2023.

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

Below is a summary of our general and administrative expenses (rounded to nearest thousand):

	For the three months ended		Change
	September 30,		2023 vs. 2022
	2023	2022	$	%

Insurance, health and working compensation expense	$56,000	$68,000	$(12,000)	(18)%
Directors’ fees	$38,000	$38,000	$—	—%
Rent and utility expense	$19,000	$13,000	$6,000	46%
Stock-based compensation - Officers & Directors	$—	$147,000	$(147,000)	(100)%
Other G&A	$20,000	$25,000	$(5,000)	(20)%
Total	$133,000	$291,000	$(158,000)	(54)%

General and administrative expenses decreased during the three months ended September 30, 2023, primarily due to the decrease in stock-based compensation - Officers & Directors of $147,000 and the net decrease in insurance and other general and administrative expenses of $12,000 during the three months ended September 30, 2023.

Officers’ Payroll and Payroll Tax Expenses

Below is a summary of our Officers’ payroll and payroll tax expenses (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2023 vs. 2022
	2023	2022	$ %

Officers’ payroll and payroll tax expenses	$118,000	$118,000	$—	—%

There was no change in officers’ payroll and payroll tax expenses for the Company during the three months ended September 30, 2023.

Professional Fees

Below is a summary of our Professional fees (rounded to nearest thousand):

	Three months ended		Change
	September 30,		2023 vs. 2022
	2023	2022	$ %

Audit, legal and professional fees	$270,000	$104,000	$166,000	160%

Professional fees increased during the three months ended September 30, 2023 primarily related to increase in legal fees due to the lawsuit against Cummings Properties, LLC (see Note 10. Commitments and Contingencies).

Other Expense

Below is a summary of our other expense (rounded to nearest thousand):

	For the Three months ended		Change
	September 30,		2023 vs. 2022
	2023	2022	$	%

Interest expense - debt	$9,000	$7,000	$2,000	29%
Interest expense-preferred stock	$5,000	$8,000	$(3,000)	(38)%
Other Expense, net	$14,000	$15,000	$(1,000)	(7)%

There was an increase in interest expenses paid on the note payable - related party, because of the increase in the note payable balance of $25,000 due to Mr. Ehrlich, the Company’s Chairman and CEO (see Note 12. Convertible Note Payable - Related Party of the Notes to Condensed Consolidated Financial Statements).

Net Losses

We incurred net losses of $0.9 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, because of the above-mentioned factors.

Liquidity, Going Concern and Capital Resources

Projected Future Working Capital Requirements - Next 12 Months

As of September 30, 2023, we had approximately $0.9 million in cash compared to $1.5 million of cash as of June 30, 2023, and as of the date of this filing, we have approximately $0.6 million in cash. Contingent upon sufficient funding, we currently anticipate that future budget expenditures will be approximately $1.8 million for the next 12 months, including approximately $0.6 million for development activities, supportive research, and drug manufacturing.

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

As a result of our increasingly limited financial resources, we have stopped or limited discretionary spending in recent months, resulting in a significant decline in our research and development expenses, among other expenditures. In the event that we are unable to raise additional funds from others, we may be required to further delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

Going Concern

Our financial statements were prepared assuming we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have negative working capital of $4.1 million and have incurred losses since inception of $126.2 million. We expect to incur further losses in the development of our business and have been dependent on raising capital to fund operations from inception. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Through the date of this report, management has been unable to secure additional financing, and the ability of the Company to continue as a going concern is becoming increasingly unlikely. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table provides information regarding our cash position, cash flows and capital expenditures for the three months ended September 30, 2023 and 2022 (rounded to nearest thousand):

	Three Months ended		Change
	September 30,		Increase/
	2023	2022	(Decrease)
			%
Net cash used in operating activities	$(677,000)	$(791,000)	(14)%
Net cash used in investing activities	$(2,000)	$(4,000)	(50)%
Net cash provided by (used in) financing activities	$25,000	$(44,000)	(157)%
Net increase (decrease) in cash	$(654,000)	$(839,000)	(22)%

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.8 million, a decrease of $0.1 million. For the quarter ended September 30, 2023 operating cash flows reflect our net loss of $0.9 million, noncash charges (stock-based compensation expense and amortization expense) of $0.2 million and a net decrease from changes in our working capital accounts of approximately $0.1 million.

For the quarter ended September 30, 2022 operating cash flows reflect our net loss of $1.4 million, noncash charges (stock-based compensation expense and amortization expense) of $0.3 million and a net increase from changes in our working capital accounts of approximately $0.3 million.

Investing activities

Net cash used in our investing activities for the three months ended September 30, 2023, as compared to net cash used in our investing activities in 2022, decreased by approximately $2,000. The decrease was due primarily to a decrease in patent costs.

Financing activities

Net cash provided by financing activities for the three months ended September 30, 2023, as compared to net cash used in our financing activities in 2022, increased by approximately $0.1 million. The change was due primarily to a noted payable received in the current period, compared to a note repayment in the prior period, and decreases in dividends paid to preferred stockholders in the current period.

During the three months ended September 30, 2023, the Company did not raise any funds and received a note payable of $25,000 and paid no dividends on preferred stock.

During the three months ended September 30, 2022, the Company did not raise any funds, repaid a note payable of $6,000 and paid dividends on preferred stock of $38,000.

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

As a result of our increasingly limited financial resources, we have stopped or limited discretionary spending in recent months, resulting in a significant decline in our research and development expenses, among other expenditures. In the event that we are unable to raise additional funds from others, we may be required to further delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our future business, operating results, financial condition and long-term prospects. There can be no assurance as to the availability or terms upon which such financing and capital might be available to us.

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

As of September 30, 2023, management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, as of September 30, 2023, the principal executive officer and principal financial officer of the Company has concluded that the Company’s disclosure controls and procedures are not effective due to the material weakness in the Company’s internal control over financial reporting as of June 30, 2023 as described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Notwithstanding the conclusion that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, management believes that the Company’s unaudited condensed consolidated financial statements and other information contained in this report present fairly, in all material respects, our business, financial condition and results of operations for the periods presented.

Material Weakness and Remediation Plan

As a result of the assessment of the Company’s internal control over financial reporting as of June 30, 2023, management concluded that the Company’s accounting procedures relevant to an unconsolidated foreign investment are not sufficiently formal that management can determine whether the applicable control objectives are met and adequate documentation supporting the procedures is in place. Specifically, the Company does not have sufficient controls to conclude that data from the unconsolidated foreign investee underlying the Company’s financial statements is captured completely, accurately and timely, in accordance with the Company’s policies and procedures. This material weakness could result in a misstatement of the recorded equity investment as well as the equity in loss from equity investment that would not be prevented or detected on a timely basis.

Management intends to enhance the Company’s internal control environment by refining policies and procedures applicable to the unconsolidated foreign investment, which may include (subject to securing adequate financial resources) the use of qualified consultants to assist the Company in addressing the design, operation and testing of such policies and procedures.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2023.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes

Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATION PHARMACEUTICALS INC.

Dated: November 20, 2023	By:	/s/ Leo Ehrlich
	Name:	Leo Ehrlich
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Secretary

